Form 10QSB
period 1996-04-30
AMERICAN WAGERING INC
filed 1996-06-24
CIK 1005214

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 30, 1996
                                   ______________________________

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number   000-20685
                         ________________________________________

                     American Wagering, Inc.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

          Nevada                             88-0344658
___________________________________     _________________________
     (State or other jurisdiction of    (IRS Employer
     incorporation or organization)     Identification No.)

             675 Grier Drive, Las Vegas, Nevada 89119
_________________________________________________________________
             (Address of principal executive office)

                          (702) 735-0101
_________________________________________________________________
                   (Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No     x
     ___________        _____________

     The number of shares of Common Stock outstanding as of June
20, 1996 was 7,500,000.

PART I -- FINANCIAL INFORMATION.
          _____________________

Item 1.   FINANCIAL STATEMENTS.

                     AMERICAN WAGERING, INC.

   (COMBINED FINANCIAL STATEMENTS OF AMERICAN WAGERING, INC.,
 LEROY'S HORSE AND SPORTS PLACE AND LEROY'S HOTEL CORPORATION)

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                          January 31,     April 30,
                                              1996          1996
                                           ----------    ----------
CURRENT ASSETS:
   Cash                                    $3,938,582    $2,552,957
   Other current assets                       459,414       354,781
                                           ----------    ----------
                                            4,397,996     2,907,738

PROPERTY AND EQUIPMENT, NET                   420,992       412,332

INVESTMENT IN PARTNERSHIP                   1,331,844     1,439,331

DEPOSITS AND OTHER ASSETS                      88,977        27,135
                                           ----------    ----------
                                           $6,239,809    $4,786,536
                                           ==========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Unpaid winning tickets                  $1,006,056      $559,712
   Accounts payable/accrued expenses          495,176       379,151
   Current portion of long-term debt          236,365       224,137
   Shareholder notes payable                        -     2,433,124
   Other current liabilities                  656,157       472,607
                                           ----------    ----------
                                            2,393,754     4,068,731

LONG-TERM DEBT (less
   current portion)                           757,956       712,695
                                           ----------    ----------
                                            3,151,710     4,781,426
                                           ==========    ==========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS, EQUITY:
   Common stock                                50,251        50,251
   Additional paid-in capital                 445,006     1,003,006
   Retained earnings (accumulated
      deficit)                              2,592,842    (1,048,147)
                                           ----------    ----------
                                            3,088,099         5,110
                                           ----------    ----------
                                           $6,239,809    $4,786,536


   NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date and condensed

          The accompanying notes are an integral part of these financial statements.

AMERICAN WAGERING, INC.

   (COMBINED FINANCIAL STATEMENTS OF AMERICAN WAGERING, INC.,
 LEROY'S HORSE AND SPORTS PLACE AND LEROY'S HOTEL CORPORATION)
            UNAUDITED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1996

                                              1995          1996
                                           ----------    ----------

REVENUES:
   Horse and sports wagering               $1,202,767    $1,053,042
   Other revenues                              12,237            59
                                           ----------    ----------
      Total revenues                        1,215,004     1,053,101

DIRECT COSTS                                  669,713       642,578
                                           ----------    ----------
   Gross profit                               545,291       410,523

ADMINISTRATIVE EXPENSES                       345,692       399,427

DEPRECIATION AND AMORTIZATION                  18,792        38,172
                                           ----------    ----------
   Operating income (loss)                    180,807       (27,076)

INTEREST AND OTHER INCOME, net                 35,472        35,108
                                           ----------    ----------
   Net income before pro forma
      income tax provision                    216,279         8,032

PRO FORMA PROVISION FOR INCOME TAXES           73,535         2,731
                                           ----------    ----------

PRO FORMA NET INCOME                         $142,744        $5,301
                                           ==========    ==========

PRO FORMA EARNINGS PER SHARE                    $0.03         $0.00

PRO FORMA WEIGHTED SHARES
   OUTSTANDING                              5,250,000     5,250,000


          The accompanying notes are an integral part of these financial statements.

                    AMERICAN WAGERING, INC.
   (COMBINED FINANCIAL STATEMENTS OF AMERICAN WAGERING, INC.,
 LEROY'S HORSE AND SPORTS PLACE AND LEROY'S HOTEL CORPORATION)
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1996

                                                          1995             1996
                                                        ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $216,279          $8,032
   Adjustments to reconcile net
      income to cash provided by
      operating activities:
       Depreciation and amortization                       18,792          38,172
       Equity in earnings from
       investment in partnership                                -         (59,087)
   Changes in assets and liabilities:
      Decrease (increase) in assets:
       Other current assets                               217,716         104,633
       Deposits and other assets                            3,792          (1,016)
      Increase (decrease) in liabilities:
       Unpaid winning tickets                            (591,699)       (446,344)
       Other current liabilities                          153,438        (183,550)
       Accounts payable/accrued expenses                  (16,598)       (116,025)
                                                       ----------      ----------
         Total adjustments                               (214,559)       (663,217)
                                                       ----------      ----------
      Net cash provided by (used in)
       operating activities                                 1,720        (655,185)
                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (17,163)        (15,054)
   Proceeds from sale of property
      and equipment                                       150,000               -
                                                       ----------      ----------
   Net cash provided by (used in)
      financing activities                                132,837         (15,054)
                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                  -         (57,489)
   Shareholder notes payable                                    -       2,433,124
   Contributions from stockholders                                        558,000
   Dividends paid                                      (1,805,854)     (3,649,021)
                                                       ----------      ----------
   Net cash used in financing
      activities                                       (1,805,854)       (715,386)
                                                       ----------      ----------

NET DECREASE IN CASH                                   (1,671,297)     (1,385,625)

CASH, beginning of period                               4,485,116       3,938,582
                                                       ----------      ----------

CASH, end of period                                    $2,813,819      $2,552,957
                                                       ==========      ==========

           The accompanying notes are an integral part of these financial statements.

                    AMERICAN WAGERING, INC.
   (COMBINED FINANCIAL STATEMENTS OF AMERICAN WAGERING, INC.,
 LEROY'S HORSE AND SPORTS PLACE AND LEROY'S HOTEL CORPORATION)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1996

1.   Information and Disclosure

     The accompanying unaudited condensed financial statements do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments
     (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company at April 30, 1996, and the results of operations and cash flows for the three months ended April 30, 1995 and 1996. The audited financial statements as of and for the years ended January 31, 1995 and 1996 and the notes thereto contained in the Company's SB-2 Registration Statement effective May 10, 1996 should be read in conjunction with these interim financial statements.

2.   Period Results Not Indicative of the Full Year

     The results of operations for the three months ended April
     30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full calendar year.

3.   Reorganization

     In August 1995, the Company was formed to be a holding company for two wholly owned subsidiaries, Leroy's Horse and Sports Place (LHSP) and Leroy's Hotel Corporation (LHC). Immediately prior to the closing of the stock offering (see
     Note 6), the stockholders of LHSP and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the Reorganization.

4.   Income Taxes

     In connection with the Reorganization on May 10, 1996, the S corporation status of LHSP and LHC terminated. Upon termination of the S corporation election, LHSP and LHC became subject to federal income taxes. The accompanying financial statements include a pro forma income tax adjustment, using a tax rate of 34 percent, to reflect the estimated income tax expense of the Company as if LHSP and LHC had been subject to federal income taxes for all periods presented.

5.   Investment in Subsidiary

     In March, 1995, LHC purchased fifty percent interests in certain entities which own and operate a hotel/casino located in Las Vegas, Nevada. The related entities are BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which is wholly owned by BSRB Resorts) (see Note 6). The purchase was financed by a bank borrowing by LHSP for approximately $1.1 million. In February, 1996, the shareholders of the Company purchased a fifty percent interest in the stock of BP-Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

     The Company's investment has been accounted for under the equity method and the excess of the purchase price over the net assets received in the purchase has been capitalized and is being amortized over 25 years.

     Summarized, combined financial information for these entities for the period from January 1, 1996 to March 31, 1996 is as follows:

                Revenues                $1,112,379
                Operating Income          $123,894
                Net Income                $118,161

6.   Stockholder's Equity

     Stockholders's Equity includes the following at April 30, 1997

          American Wagering, Inc. -- Common stock, par value $.01; Authorized -- 25,000,000 shares; Issued and outstanding -- 100 shares; Preferred stock, par value $.01; Authorized -- 25,000,000 shares.

          Leroy's Horse and Sports Place -- Common stock, no par value; Authorized -- 2,500 shares; Issued and outstanding -- 1,800 shares.

          Leroy's Hotel Corporation -- Common Stock, no par value; Authorized -- 25,000 shares; Issued and outstanding -- 25,000 shares.

7.   Subsequent Events

     On May 15, 1996, the Company completed a public offering of its stock. The initial public offering price was $6.00 a share, with 2,250,000 shares being offered, not including the 337,500 shares associated with the underwriting over-allotment option. A portion of the proceeds of the offering was used to purchase the remaining fifty percent interest in BSRB Resort Hotels and B-P Gaming Corporation.
     The remaining proceeds of the offering will be used to renovate the hotel/casino and existing sports books, and for other corporate purposes.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Fiscal Quarter Ended April 30, 1996 Compared to Fiscal Quarter
Ended April 30, 1995.

          Revenues for the fiscal quarter ended April 30, 1996 ("First Quarter of Fiscal 1997") were $1,053,000, a decrease of $162,000 or 13.3% from revenues of $1,215,000 for the quarter ended April 30, 1995 ("First Quarter of Fiscal 1996"). Handle for the First Quarter of Fiscal 1997 was $17,182,000, an increase of $1,770,000 or 11.5% from First Quarter of Fiscal 1996 of $15,412,000. Net win percentage (revenues divided by handle) was 6.1% in the First Quarter of Fiscal 1997 compared to 7.9% in the First Quarter of Fiscal 1996. Net win percentage fluctuates depending on the outcome of the various sporting events within the reporting period. The increase in handle for the First Quarter of Fiscal 1997 as compared to the First Quarter of Fiscal 1996 was due principally to increased wagering on professional baseball during the quarter. The lower wagering on professional baseball in the First Quarter of Fiscal 1996 was due to a continuation of the players' strike which commenced in calendar 1994 and ended in April, 1995. Partly offsetting the increase in handle from baseball was a decline in wagering on basketball and on other wagering. Excluding handle from wagers on professional baseball, handle at the same locations for the First Quarter of Fiscal 1997 increased approximately $800,000 or 6.1% as compared to the handle for the First Quarter of Fiscal 1996. Revenues decreased in the First Quarter of Fiscal 1997 due to the lower net win on basketball and parlay cards which was only partly offset by the net win on professional baseball.

          Direct costs were $643,000 in the First Quarter of Fiscal 1997, a decrease of $27,000 or 4.0% from First Quarter of Fiscal 1996 direct costs of $670,000. Direct costs were 61.0% of revenues for the First Quarter of Fiscal 1997 compared to 55.1% in the First Quarter of Fiscal 1996. Direct costs include employee wages, payroll and gaming taxes and other costs. The decline in direct costs was due principally to the reduction of race wagering operations at the Company's downtown facility, in connection with the relocation of the operations office to a new facility. The increase in direct costs as a percentage of revenues from the First Quarter of Fiscal 1996 to the First Quarter of Fiscal 1997 was due principally to the decrease in the net win.

          Administrative expenses were $399,000 in the First Quarter of Fiscal 1997, an increase of $53,000 or 15.3% from the First Quarter of Fiscal 1996 administrative expenses of $346,000. Administrative expenses were 37.9% of revenues for the First Quarter of Fiscal 1997 compared to 28.5% in the First Quarter of Fiscal 1996. The increase in administrative expenses from the First Quarter of Fiscal 1996 to the First Quarter of Fiscal 1997 was due principally to higher salaries of continuing employees and additional employees at Leroy's Horse and Sports Place ("Leroy's") and the Company, reorganization and related expenses of the Company, and costs associated with the relocation of the Company's headquarters and operations office for Leroy's.

          Depreciation and amortization was $38,000 in the First Quarter of Fiscal 1997, an increase of $19,000 or 100% from depreciation of $19,000 in the First Quarter of Fiscal 1996 due principally to amortization of the excess of purchase price over net book value relating to the investment in a hotel/casino operation (the "Hotel/Casino" -- see Liquidity and Capital Resources, below).

          Interest and other income was $35,000 in both the First Quarter of Fiscal 1997 and Fiscal 1996. The equity in earnings from the investment in the Hotel/Casino was offset by increased interest expense associated with the financing of the purchase of the Hotel/Casino.

          Net income was $8,000 in the First Quarter of Fiscal 1997, a decrease of $208,000 or 96.3% from First Quarter of Fiscal 1996 net income of $216,000. The decrease in net income from the First Quarter of Fiscal 1996 to the First Quarter of Fiscal 1997 was due principally to a lower net win and higher administrative expenses. Since the combined affiliates of American Wagering were S Corporations and income taxes were assessed at the stockholder level, the net income does not reflect a provision for federal or state income taxes. Assuming that American Wagering was assessed income taxes at a 34% tax rate, American Wagering's net income after taxes on a pro forma basis would have been $5,000 for the First Quarter of Fiscal 1997 and $143,000 for the First Quarter of Fiscal 1996.

Liquidity and Capital Resources

          As of April 30, 1996 working capital of American
Wagering was a negative $1.2 million. The negative working capital was due principally to the shareholder notes of $2.4 million which mature in April, 1997.

          Leroy's, an affiliate of the Company, was an S Corporation under the Internal Revenue Code. From inception through February 29, 1996, Leroy's made cash distributions of approximately $4.4 million in aggregate to its stockholders. On March 21, 1996 Leroy's made cash distributions to its stockholders in the aggregate amount of $3.0 million representing undistributed income as of January 31, 1996, on which the stockholders had previously paid federal income taxes. of the $3.0 million distributed, approximately $2.4 million was loaned back to Leroy's by the stockholders and $558,000 was contributed as capital to Leroy's by the stockholders. The loans are repayable pursuant to stockholder notes maturing on April 1, 1997 and bearing interest at a 7% annual rate.

          On May 15, 1996, the Company completed an initial public offering of 2,250,000 shares of its common stock at $6.00 per share. Simultaneous with the completion of the initial public offering, the Company completed its purchase of the remaining 50% interest in the 150 room Hotel/Casino complex located at 3111 W. Tropicana
Avenue in Las Vegas, Nevada. The balance of the proceeds will be used to renovate and convert the Hotel/Casino into a sports theme hotel/casino, to renovate existing sports and race book locations, to support the Company's growth and expansion strategy and for general working corporate purposes.

          The Company believes that the net proceeds of the offering together with the anticipated cash provided by its operating activities will be sufficient to finance its operations, scheduled debt repayment and anticipated capital expenditures through April 30, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this document which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that the sports book operator takes financial risks on the outcome of sports events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II --     OTHER INFORMATION
               _________________

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -- Financial Data Schedule

     Number     Description                Method of Filing
     ------     -----------                ----------------
       27       Financial Data Schedule    Filed herewith

     (b) There were no reports on Form 8-K filed during the quarter ended April 30, 1996.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   American Wagering, Inc.
                                   _____________________________
                                        (Registrant)


Date June 24, 1996            By:  /s/ Robert D. Ciunci
                                   -----------------------------
                                   Robert D. Ciunci, Executive
                                   Vice President (Principal
                                   Financial Officer and Chief
                                   Accounting Officer)