Form 10QSB
period 1996-07-31
AMERICAN WAGERING INC
filed 1996-09-16
CIK 1005214

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 1996
                                   ______________________________

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

Yes      x          No
     ___________        _____________

     The number of shares of Common Stock outstanding as of September 13, 1996 was 7,837,500.

PART I -- FINANCIAL INFORMATION.
          _____________________

Item 1.   FINANCIAL STATEMENTS.

                             AMERICAN WAGERING, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                            January 31,       July 31,
                                                                               1996            1996
                                                                           ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                              $  3,938,582     $ 12,737,512
    Other current assets                                                        459,414          418,841
                                                                           ------------     ------------
                                                                              4,397,996       13,563,353

PROPERTY AND EQUIPMENT, NET                                                     420,992        5,178,653

INVESTMENT IN PARTNERSHIP                                                     1,331,844             --

EXCESS OF COST OVER FAIR MARKET VALUE
OF NET ASSETS ACQUIRED                                                               --        2,189,965

DEPOSITS AND OTHER ASSETS                                                        88,977          265,846
                                                                           ------------     ------------
                                                                           $  6,239,809     $ 20,790,817
                                                                           ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Unpaid winning tickets                                                 $  1,006,056     $    425,785
    Accounts payable/accrued expenses                                           495,176          390,839
    Current portion of long-term debt                                           236,365          296,097
    Stockholder notes payable                                                        --        2,433,124
    Other current liabilities                                                   656,157          713,920
                                                                           ------------     ------------
                                                                              2,393,754        4,259,765

LONG-TERM DEBT (less current portion)                                           757,956        3,101,237
                                                                           ------------     ------------
                                                                              3,151,710        7,361,002
                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock                                                                 50,251           78,376
    Additional paid-in capital                                                  445,006       14,686,207
    Retained earnings (accumulated deficit)                                   2,592,842       (1,334,768)
                                                                           ------------     ------------
                                                                              3,088,099       13,429,815
                                                                           ------------     ------------
                                                                           $  6,239,809     $ 20,790,817
                                                                           ============     ============

           NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date and condensed

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JULY 31,1995 AND 1996

                                                           1995            1996
                                                      -----------      -----------
REVENUES:
 Horse and sports wagering                            $   597,448      $   693,100
 Hotel and casino revenues                                     --          880,615
                                                      -----------      -----------
       Total revenues                                     597,448        1,573,715

DIRECT COSTS                                              546,151        1,220,151
                                                      -----------      -----------
       Gross profit                                        51,297          353,564

ADMINISTRATIVE EXPENSES                                   265,662          589,362

DEPRECIATION AND AMORTIZATION                              18,792          106,667
                                                      -----------      -----------
       Operating loss                                    (233,157)        (342,465)

INTEREST INCOME (EXPENSE) AND OTHER INCOME, net           (46,402)          55,844
                                                      -----------      -----------
       Loss before provision for income taxes            (279,559)        (286,621)

PROVISION FOR INCOME TAXES                                     --               --
                                                      -----------      -----------
NET LOSS                                              $  (279,559)     $  (286,621)
                                                      -----------      -----------
PRO FORMA LOSS PER SHARE                                    (0.05)     $     (0.04)
                                                      -----------      -----------
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING           5,250,000        7,247,802
                                                      -----------      -----------

    The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1996

                                                                 1995                   1996
                                                             -----------            -----------
REVENUES:
  Horse and sports wagering                                  $ 1,812,452            $ 1,746,201
  Hotel and casino revenues                                         --                  880,615
                                                             -----------            -----------
        Total revenues                                         1,812,452              2,626,816

 DIRECT COSTS                                                  1,215,864              1,862,729
                                                             -----------            -----------
        Gross profit                                             596,588                764,087

 ADMINISTRATIVE EXPENSES                                         611,354                988,789

 DEPRECIATION AND AMORTIZATION                                    37,584                144,839
                                                             -----------            -----------
        Operating loss                                           (52,350)              (369,541)

 INTEREST INCOME (EXPENSE) AND OTHER INCOME, net                 (10,930)                90,952
                                                             -----------            -----------
     Loss before provision for income taxes                      (63,280)              (278,589)

 PROVISION FOR INCOME TAXES                                           --                     --
                                                             -----------            -----------
 NET LOSS                                                    $   (63,280)           $  (278,589)
                                                             -----------            -----------
 PRO FORMA LOSS PER SHARE                                    $     (0.0l)           $     (0.04)
                                                             -----------            -----------
 PRO FORMA WEIGHTED SHARES OUTSTANDING                         5,250,000              6,263,118
                                                              -----------            -----------

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1996

                                                                           1995                   1996
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $    (63,280)          $   (278,589)
                                                                       ------------           ------------
 Adjustments to reconcile net loss
  to cash provided by operating activities:
     Depreciation and amortization                                           37,584                144,839
     Equity in (earnings) loss from investment in partnership                16,140                (68,041)
       Changes in assets and liabilities:
         Decrease (increase) in assets:
            Restricted cash                                                  (2,879)                    --
            Other current assets                                             44,666                772,958
            Deposits and other assets                                       (58,708)               (87,121)
         Increase (decrease) in liabilities:
            Unpaid winning tickets                                         (677,723)              (580,271)
            Other current liabilities                                       219,080                (83,554)
            Accounts payable/accrued expenses                               (24,389)              (447,140)
                                                                       ------------           ------------
                Total adjustments                                          (446,229)              (109,222)
                                                                       ------------           ------------
         Net cash used in operating activities                             (509,509)              (387,811)
                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (103,397)               (99,109)
     Proceeds from sale of property and equipment                           150,000                     --
     Purchase of remaining 50% interest in partnership                           --             (3,601,000)
     Proceeds from distribution of investee partnership                      10,000                     --
                                                                       ------------           ------------
        Net cash provided by (used in) investing activities                  56,603             (3,700,109)
                                                                       ------------           ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) of long-term debt                                  (76,596)              (166,579)
     Stockholder notes payable                                                   --              2,433,124
     Net proceeds from issuance of common stock                                  --             13,711,326
     Contributions from stockholders                                             --                558,000
     Distributions to Stockholders                                       (1,700,000)            (3,649,021)
                                                                       ------------           ------------
         Net cash provided by (used in) financing activities             (1,776,596)            12,886,850
                                                                       ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,229,502)             8,798,930
                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS, beginning of period                            4,485,116              3,938,582
                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                               $  2,255,614           $ 12,737,512
                                                                       ------------           ------------

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1996


1.   Information and Disclosure

     The accompanying unaudited condensed consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company at July 31, 1995 and 1996, and the results of its operations and cash flows for the periods presented. The financial statements as of and for the years ended January 31, 1995 and 1996 and the notes thereto included in the Company's Registration Statement on Form SB-2 should be read in conjunction with these interim financial statements.

     The Condensed Balance Sheet as of January 31, 1996 and the results of operations and cash flows through May 15, 1996 are the combined financial statements of American Wagering, Inc., Leroy's Horse and Sports Place and Leroy's Hotel Corporation.(See Note 3)

     The financial results for acquisitions are included in the condensed financial statements from the date of acquisition.

2.   Period Results Not Indicative of the Full Year

     The results of operations for the three months and six months ended July 31, 1995 and 1996 are not necessarily indicative of the results to be expected for the full calendar year.

3.   Reorganization

     In August 1995, the Company was formed to be a holding company for two wholly owned subsidiaries. Leroy's Horse and Sports Place (LHSP) and Leroy's Hotel Corporation (LHC). Immediately prior to the closing of the stock offering (see Note 8), the stockholders of LHSP and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the Reorganization.

4.   Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of six months or less and are carried at cost which approximates market value.

5. Excess of Cost Over Fair Market Value of Net Assets Acquired and Other Intangible Assets

     The excess of the cost over the fair market value of net assets of acquired companies ("goodwill") is being amortized over the periods expected to be benefited, or approximately 25 years.

     The realizability of the goodwill and other intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company business. The analysis necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

6.   Income Taxes

     In connection with the Reorganization on May 10, 1996, the S corporation status of LHSP and LHC terminated. Upon termination of the S corporation election, LHSP and LHC are subject to federal income taxes. The accompanying financial statements for the periods ended July 31, 1995 include a pro forma income tax adjustment, using a tax rate of 34 percent, to reflect the estimated income tax expense of the Company as if LHSP and LHC had been subject to federal income taxes for such periods presented.

     No income tax benefits have been provided for the three months and six months ended July 31, 1996.


7.   Investment in Subsidiary

     In March, 1995, LHC purchased fifty percent interests in certain entities which own and operate a hotel/casino located in Las Vegas, Nevada. The related entities are BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which is wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note made by LHSP for approximately $1.1 million. In February, 1996, the shareholders of the Company purchased a fifty percent interest in the stock of BP-Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

     The purchase has been accounted for under the equity method and the excess of the purchase price over the net assets received in the purchase has been capitalized and is being amortized over 25 years.

     Summarized, combined financial information for these entities for the period from December 31, 1995 to May 15, 1996 is as follows:

                     Revenues                 $ 1,597,000
                     Operating Income         $   173,000
                     Net Income               $   136,000


     On May 15, 1996, the Company purchased the remaining fifty percent interest in BSRB Resort Hotels and BP-Gaming Corporation for $3,601,000 in cash and the assumption of certain liabilities. The acquisition of BSRB Resort Hotels and BP-Gaming Corporation have been accounted for as a purchase. Had the acquisition occurred as of February 1, 1996, Consolidated Revenue, Operating Loss, and Net Loss would have been as follows:

                     Revenues                 $ 4,224,000
                     Operating Loss           $  (197,000)
                     Net Loss                 $  (211,000)

8.   Stock Offering

     On May 15, 1996, the Company completed a public offering of stock. The initial public offering price was $6.00 a share, with 2,250,000 shares being offered. In June, 1996 the underwriter exercised its over-allotment option to purchase an additional 337,500 shares at $6.00 a share. A portion of the proceeds of the offering was used to purchase the remaining fifty percent interest in BSRB Resort Hotels and B-P Gaming Corporation. The remaining proceeds of the offering will be used to renovate and expand the existing hotel/casino into a sports theme entertainment facility, and for other corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended July 31, 1996 Compared to Fiscal Quarter
  Ended July 31, 1995

         Revenues for the fiscal quarter ended July 31, 1996 ("Second Quarter of Fiscal 1997") were $1,574,000, an increase of $977,000 or 163.7% from revenues of $597,000 for the quarter ended July 31, 1995 ("Second Quarter of Fiscal 1996"). On May 15, 1996 the Company completed the acquisition of the Howard Johnson Hotel and Casino (the "Hotel and Casino") located in Las Vegas, Nevada. Revenues from the Hotel and Casino for the Second Quarter of Fiscal 1997 were approximately $881,000. Revenues from horse and sports wagering were approximately $693,000 for the Second Quarter of Fiscal 1997 an increase of $96,000 or 16.0% from revenues of $597,000 for the Second Quarter of Fiscal 1996. Handle for the Second Quarter of Fiscal 1997 was $12,678,000 a decrease of $3,356,000 or 20.9% from handle of $16,034,000 in the Second Quarter of Fiscal 1996. Net win percentage (revenues divided by handle) was 5.5% in the Second Quarter of Fiscal 1997 compared to 3.6% in the Second Quarter of Fiscal 1996. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in handle was principally due to the loss of six locations partly offset by the handle from the six replacement locations which were opened at various times in the Second Quarter of Fiscal 1997.

         Direct costs were $1,220,000 in the Second Quarter of Fiscal 1997, an increase of $674,000 or 123.4% from Second Quarter of Fiscal 1996 direct costs of $546,000. Direct costs were 77.5% of revenues for the Second Quarter of Fiscal 1997 compared to 91.4% in the Second Quarter of Fiscal 1996. Direct costs include labor costs, gaming taxes, franchise fees and other costs. The increase in direct costs in the Second Quarter of Fiscal 1997 was principally due to the acquisition of the Hotel and Casino during the Second Quarter of Fiscal 1997. Directs costs associated with horse and sports wagering increased $66,000 or 12.1% as compared to direct costs in the Second Quarter of Fiscal 1996. The increase in direct costs associated with horse and sports wagering was principally due to higher revenues for the period. The decrease in direct costs as a percentage of revenues from the Second Quarter of Fiscal 1996 to the Second Quarter of fiscal 1997 was due principally to higher margins associated with the Hotel and Casino and due to higher marginal gross profits from horse and sports wagering.

         Administrative expenses were $589,000 in the Second Quarter of Fiscal 1997, an increase of $323,000 or 121.4% from the Second Quarter of Fiscal 1996 administrative expenses of $266,000. Administrative expenses were 37.5% of revenues for the Second Quarter of Fiscal 1997 compared to 44.5% in the Second Quarter of Fiscal 1996. The increase in administrative expenses in the Second Quarter of Fiscal 1997 was principally due to the acquisition of the Hotel and Casino during the Second Quarter of Fiscal 1997.

         Depreciation and amortization was $107,000 in the Second Quarter of Fiscal 1997, an increase of $88,000 or 467.6% from depreciation and amortization for the Second Quarter of Fiscal 1996 of $19,000. The increase in depreciation and amortization over the Second Quarter of Fiscal 1996 was principally due to depreciation and amortization associated with the acquisition of the Hotel and Casino. Also, depreciation and amortization increased due to capital expenditures associated with new sports book locations opened during the Second Quarter of Fiscal 1997.

         Interest and other income was $56,000 in the Second Quarter of Fiscal 1997, an increase of $102,000 from interest expense and other income in the Second Quarter of Fiscal 1996 of $46,000. The increase in interest and other income was principally due to earnings from temporary investment of the net proceeds from the initial public offering of the Company's common stock and an increase in miscellaneous other income. Partly offsetting this increase was interest expense on the long term debt of the Hotel and Casino.

         Net loss for the Second Quarter of Fiscal 1997 was $287,000 a decrease of $7,000 from the Second Quarter of Fiscal 1996 net loss of $280,000. Net loss for the Second Quarter of Fiscal 1997 from the sports wagering operations decreased by approximately $138,000 as compared to the net loss for the Second Quarter of Fiscal 1996 principally due to higher wagering revenue. Offsetting the decrease in the net loss from horse and sports wagering was the loss from the Hotel and Casino operations. Prior to May, 1996 affiliates of the Company were S Corporations and income taxes were assessed at the stockholder level. Income tax benefits were not provided against the net loss for the Second Quarter of Fiscal 1997.

Six Months Ended July 31, 1996 Compared to the Six Months Ended July 31, 1995

         Revenues for the six months ended July 31, 1996 were $2,627,000, an increase of $814,000 or 44.9% from revenues of $1,812,000 for the six months ended July 31, 1995. On May 15, 1996 the Company completed the acquisition of the Howard Johnson Hotel and Casino (the "Hotel and Casino") located in Las Vegas, Nevada. Revenues from the Hotel and Casino since the date of acquisition were approximately $881,000. Revenues from horse and sports wagering were approximately $1,746,000 for the six months ended July 31, 1996, a decrease of $66,000 or 3.7% from revenues of $1,812,000 for the six months ended July 31, 1995. Handle for the six months ended July 31, 1996 was $29,860,000 a decrease of $1,711,000 or 5.4% from handle of $31,571,000 in the six months ended July 31, 1995. Net win percentage (revenues divided by handle) was 5.8% in the six months ended July 31, 1996 compared to 5.5% in the six months ended July 31, 1995. Net win Percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in handle was principally due to the loss of six locations partly offset by the handle from the six replacement locations which were opened at various times in the six months ended July 31, 1996. Handle in six months ended July 31, 1996 at locations that were operating in both periods increased $2,775,000 or 10.9% over the handle for the six months ended July 31, 1995. Revenues for the six months ended July 31, 1995 at location operating in both periods were $151,000 or 31.0% over revenue for the six months ended July 31, 1995.

         Direct costs were $1,863,000 in the six months ended July 31, 1996, an increase of $647,000 or 53.2% from the six months ended July 31, 1995. Direct costs were 70.9% of revenues for the six months ended July 31, 1996 compared to 67.1% in the six months ended July 31, 1995. Direct costs included labor costs, gaming taxes, franchise fees and other costs. The increase in direct costs in the six months ended July 31, 1996 was principally due to the acquisition of the Hotel and Casino during the Second Quarter of Fiscal 1997. Directs costs associated with horse and sports wagering increased $38,000 or 3.1% as compared to direct costs in the six months ended July 31, 1995. The increase in direct costs associated with horse and sports wagering was principally due to costs associated with the increase in revenues for the quarter ended July 31, 1996. The increase in direct costs as a percentage of revenues from the six months ended July 31, 1995 to the six months ended July 31, 1996 was due principally to lower horse and sports wagering revenues.

         Administrative expenses were $989,000 in the six months ended July 31, 1996, an increase of $377,000 or 61.7% from the six months ended July 31, 1995. Administrative expenses were 37.6% of revenues for the six months ended July 31, 1996 compared to 33.7% in the six months ended July 31, 1995. The increase in administrative expenses in the six months ended July 31, 1996 was principally due to the acquisition of the Hotel and Casino during the Second Quarter of Fiscal 1997, higher salaries of continuing and new employees at Leroy's Horses and Sports Place ("Leroy's") the reorganization and costs associated with the relocation of the Company's headquarters and operation offices of Leroy's.

         Depreciation and amortization was $145,000 in the six months ended July 31, 1996, an increase of $107,000 or 285.4% from depreciation and amortization for the six months ended July 31, 1995 of $38,000. The increase in depreciation and amortization over the six months ended July 31, 1995 was principally due to depreciation and amortization associated with the acquisition of the Hotel and Casino. Also, depreciation and amortization increased due to capital expenditures associated with new sports book locations opened during the Second Quarter of Fiscal 1997.

         Interest and other income was $91,000 in the six months ended July 3l, 1996, an increase of $102,000 from interest expense and other income in the six months ended July 31, 1995 of $11,000. The increase in interest and other income was principally due to earnings from the investment of the net proceeds from the initial public offering of the Company's common stock an increase in the equity in net earnings from the investment in the Hotel and Casino and an increase in miscellaneous other income. Partly offsetting this increase was interest expense on the long term debt of the Hotel and Casino.

         Net loss for the six months ended Judy 31, 1996 was $279,000 an increase of $216,000 or 340.2% from the six months ended July 31, 1995 net loss of $63,000. Net loss from horse and sports wagering operations increased approximately $138,000 for the six months ended July 31, 1996 as compared to the six months ended July 31, 1995 principally due to higher direct costs and administrative expenses. The net loss from the Hotel and Casino operations was approximatelv $140,000. Partly offsetting these losses were earnings from temporary investments. Prior to May, 1996 affiliates of the Company were S Corporations and income taxes were assessed at the stockholder level. Income tax benefits were not provided against the net loss for the six months ended July 31, 1996.

Liquidity and Capital Resources

         As of July 31, 1996 working capital was $9,304,000 reflecting the net proceeds from the Company's initial public offering and the exercise of the underwriters over-allotment option.

         Cash used in operating activities was $388,000. Net investing activities amounted to $3,700,000 reflecting the purchase of the remaining 50% interest in the Hotel and Casino. Net cash provided from financing activities amounted to $12,887,000 including the net proceeds from the Company's initial public offering of $13,711,000 issuance of stockholders notes of $2,433,000 and contributions from stockholders of $558,000, partly offset by distributions of $3,649,000.

         Leroy's, a subsidiary of the Company was an S Corporation under the Internal Revenue Code. From inception through February 29, 1996, Leroy's made cash distributions of approximately $4,400,000 in aggregate to its stockholders. On March 21, 1996, Leroy's made cash distributions to its stockholders in the aggregate amount of $3,000,000 representing undistributed earnings as of January 31, 1996, on which the stockholders had previously paid federal income taxes. Of the $3,000,000 distributed, approximately $2,400,000 was loaned back to Leroy's by the stockholders and $338,000 was contributed as capital to Leroy's by the stockholders. The loans are repayable pursuant to stockholder notes maturing on April 1, 1997 and bear interest at a 7% annual rate.

         On May 15, 1996 the Company completed an initial public offering of 2,587,500 shares (337,500 shares, were sold on June 28, 1996 at $6.00 a share upon the exercise of the underwriters option) of its common stock at $6.00 per share. Simultaneous with the completion of the initial public offering, the Company completed the purchase of the remaining 50% interest in the 150 room hotel/casino complex located at 3111 W. Tropicana Ave. in Las Vegas Nevada. The balance of the proceeds will be used to renovate and expand the hotel/casino into a sports theme hotel/casino, to support the Company's growth and expansion strategy and for general working corporate purposes.

         The Company believes that the net proceeds of the initial public offering together with the anticipated cash provided by its operating activities will be sufficient to finance its operations, scheduled debt repayment and anticipated capital expenditures through July 31, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT Of 1995

The statements contained in this document which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that the sports book operator takes financial risks on the outcome of sporting events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II --     OTHER INFORMATION
               _________________

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -- Financial Data Schedule

     Number     Description                Method of Filing
     ------     -----------                ----------------
       27       Financial Data Schedule    Filed herewith

     (b) The following reports on Form 8-K were filed during the quarter ended July 31, 1996:

              1. Form 8-K on May 16, 1996 with respect to Items 2, 5 and 7.
              2. Form 8-K/A on June 25, 1996 with respect to Item 7 and
                 including the unaudited, condensed combined financial statements for the three months ended March 31, 1995 and 1996 for BSRB Resort Hotels and B-P Gaming Corporation.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   AMERICAN WAGERING, INC.
                                   _____________________________
                                        (Registrant)


Date September 13, 1996            By:  /s/ Robert D. Ciunci
                                   -----------------------------
                                   Robert D. Ciunci
                                   Executive Vice President and
                                   Chief Financial Officer