Form 10QSB
period 1996-10-31
AMERICAN WAGERING INC
filed 1996-12-16
CIK 1005214

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 1996
                                   ______________________________

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

Yes      x          No
     ___________        _____________

     The number of shares of Common Stock outstanding as of December 13, 1996 was 7,837,500.

                             AMERICAN WAGERING, INC.


                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    October 31,      January 31,
                                                       1996             1996
                                                    -----------      -----------

CURRENT ASSETS:
    Cash and cash equivalents                      $ 10,099,987     $  3,938,582
    Other current assets                              1,206,454          459,414
                                                   ------------     ------------
                                                     11,306,441        4,397,996

PROPERTY AND EQUIPMENT, NET                           8,616,899          420,992

INVESTMENTS                                             210,173        1,331,844

DEPOSITS AND OTHER ASSETS                               475,313           88,977

INTANGIBLE ASSETS                                     1,152,521             --

EXCESS OF COST OVER FAIR MARKET VALUE
OF NET ASSETS ACQUIRED                                2,175,016             --
                                                   ------------     ------------

                                                   $ 23,936,363     $  6,239,809
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Unpaid winning tickets                         $    724,672     $  1,006,056
    Accounts payable/accrued expenses                   940,468          495,176
    Current portion of long-term debt                   510,013          236,365
    Stockholder notes payable                         2,433,124             --
    Other current liabilities                         1,008,271          656,157
                                                      ---------     ------------
                                                      5,616,548        2,393,754

LONG-TERM DEBT (less current portion)                 5,087,472          757,956
                                                   ------------     ------------
                                                     10,704,020        3,151,710
                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock                                         78,376           50,251
    Additional paid-in capital                       14,686,207          445,006
    Retained earnings(accumulated deficit)           (1,532,240)       2,592,842
                                                   ------------     ------------
                                                     13,232,343        3,088,099
                                                   ------------     ------------
                                                   $ 23,936,363     $  6,239,809
                                                   ============     ============

           NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995




                                                               1996           1995
                                                           -----------    -----------
REVENUES:
  Horse and sports wagering                                $ 1,100,983    $ 1,652,213
  Hotel and casino revenues                                  1,130,655           --
  Computerized bookmaking systems                               32,564           --
                                                           -----------    -----------

       Total revenues                                        2,264,202      1,652,213

DIRECT COSTS                                                 1,424,807        716,273
                                                           -----------    -----------

       Gross profit                                            839,395        935,940

ADMINISTRATIVE EXPENSES                                        998,603        561,228

DEPRECIATION AND AMORTIZATION                                  114,853         19,029
                                                           -----------    -----------

       Operating income (loss)                                (274,061)       355,683

INTEREST INCOME(EXPENSE) AND OTHER INCOME, net                  76,465         (7,860)
                                                           -----------    -----------

       Earnings (loss) before provision for income taxes      (197,596)       347,823

PROVISION (BENEFIT) FOR INCOME TAXES                              --             --
                                                           -----------    -----------

NET EARNINGS (LOSS)                                        $  (197,596)   $   347,823
                                                           ===========    ===========

PROFORMA EARNINGS (LOSS) PER SHARE                         $     (0.03)   $      0.07
                                                           ===========    ===========

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING                 7,837,500      5,250,000
                                                           ===========    ===========












    The accompanying notes are an integral part of these financial statements

                            AMERICAN WAGERING, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995




                                                                1996          1995
                                                            -----------    -----------
REVENUES:
  Horse and sports wagering                                 $ 2,847,184    $ 3,464,665
  Hotel and casino revenues                                   2,011,270           --
  Computerized bookmaking systems                                32,564           --
                                                            -----------    -----------

       Total revenues                                         4,891,018      3,464,665

DIRECT COSTS                                                  3,287,536      1,932,137
                                                            -----------    -----------

       Gross profit                                           1,603,482      1,532,528

ADMINISTRATIVE EXPENSES                                       1,987,392      1,172,582

DEPRECIATION AND AMORTIZATION                                   259,692         56,613
                                                            -----------    -----------

       Operating income (loss)                                 (643,602)       303,333

INTEREST INCOME(EXPENSE) AND OTHER INCOME, net                  167,417        (18,790)
                                                            -----------    -----------

       Earnings (loss) before provision  for income taxes      (476,185)       284,543

PROVISION (BENEFIT) FOR INCOME TAXES                               --             --
                                                            -----------    -----------

NET EARNINGS (LOSS)                                         $  (476,185)   $   284,543
                                                            ===========    ===========

PROFORMA EARNINGS (LOSS) PER SHARE                          $     (0.07)   $      0.05
                                                            ===========    ===========


PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING                  6,791,743      5,250,000
                                                            ===========    ===========













   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                                                       1996               1995
                                                                  ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $   (476,185)      $    284,543
                                                                  ------------       ------------
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
     Depreciation and amortization                                     259,692             56,613
     Equity in earnings from investment in partnership                 (68,041)              (808)
  Changes in assets and liabilities:
     Decrease (increase) in assets:
           Restricted cash                                                --               (2,873)
           Other current assets                                        370,318             (3,669)
           Deposits and other assets                                  (129,787)           (62,457)
     Increase (decrease) in liabilities:
           Unpaid winning tickets                                     (281,384)          (365,329)
           Other current liabilities                                   384,741            236,769
           Accounts payable/accrued expenses                          (173,485)            94,425
                                                                  ------------       ------------
                Total adjustments                                      362,054            (47,329)
                                                                  ------------       ------------
         Net cash provided by operating activities                    (114,131)           237,214
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (490,423)          (184,515)
     Proceeds from sale of property and equipment                         --              150,000
     Purchase of remaining 50% interest in partnership,
       net of cash acquired                                         (3,046,993)
     Purchase of subsidiary, net of cash acquired                   (2,997,736)
     Proceeds from distribution of investee partnership                   --               10,000
                                                                  ------------       ------------
           Net cash used in investing activities                    (6,535,152)           (24,515)
                                                                  ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase(decrease) of long-term debt                             (242,741)          (173,955)
     Stockholder notes payable                                       2,433,124               --
     Net proceeds from issuance of common stock                     13,711,326                251
     Contributions from stockholders                                   558,000               --
     Distributions to stockholders                                  (3,649,021)        (1,700,000)
                                                                  ------------       ------------
         Net cash provided by (used in) financing activities        12,810,688         (1,873,704)
                                                                  ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 6,161,405         (1,661,005)
                                                                  ============       ============

CASH AND CASH EQUIVALENTS, beginning of period                       3,938,582          4,485,116
                                                                  ============       ============

CASH AND CASH EQUIVALENTS, end of period                          $ 10,099,987       $  2,824,111
                                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

                             AMERICAN WAGERING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995




1.       Information and Disclosure

         The accompanying unaudited condensed consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company at October 31, 1996 and 1995, and the results of its operations and cash flows for the periods presented. The financial statements as of and for the years ended January 31, 1996 and 1995 and the notes thereto included in the Company's Registration Statement on Form SB-2 should be read in conjunction with these interim financial statements.

         Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these financial statements relate to setting and adjusting lines on sporting events. The sportsbook operator is betting as a principal against its patrons. Therefore, if the "book" of wagers placed on an event is not balanced, the sportsbook operator is significantly at risk for the outcome of a sporting event. Although sportsbook operators attempt to keep the book in balance by adjusting the betting line, the risk of a non-balanced book is inherent in the operation of a sportsbook. To the extent that a book on a particular event is not balanced, the book-making operation, like its patrons, is gambling on the outcome of an event.

         The Condensed Balance Sheet as of January 31, 1996 and the results of operations and cash flows through May 15, 1996 are the combined financial statements of American Wagering, Inc., Leroy's Horse and Sports Place and Leroy's Hotel Corporation (See Note 3).

         The financial results for acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

         The earnings (loss) per share calculation is based on the net earnings
         (loss) for the periods reported divided by the weighted average number of shares outstanding. The number of outstanding shares were 5,250,000 through the initial public offering, 7,500,000 after the initial public offering on May 15, 1996 and 7,837,500 after the underwriter exercised its overallotment option on June 28, 1996.

2.       Period Results Not Indicative of the Full Year

         The results of operations for the three months and nine months ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full calendar year.

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

4.       Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of nine months or less and are carried at cost which approximates market value.

5. Excess of Cost Over Fair Market Value of Net Assets Acquired and Other Intangible Assets

         The excess of the cost over the fair market value of net assets of acquired companies ("goodwill") is being amortized over the periods expected to be benefited, or approximately 25 years. The other intangible assets including software and rights for manufacturing and distribution acquired in the purchase of the subsidiary are being amortized between 7 and 10 years.

         The realizability of the goodwill and other intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company business. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.

6.       Income Taxes

         In connection with the Reorganization on May 10, 1996, the S corporation status of LHSP and LHC terminated. Upon termination of the S corporation election, LHSP and LHC became subject to federal income taxes.

         No income tax benefits have been provided for the three months and nine months ended October 31, 1996.

7.       Investment in Subsidiaries

         In March, 1995, LHC purchased fifty percent interests in certain entities which own and operate a hotel/casino located in Las Vegas, Nevada. The related entities are BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which is wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note made by LHSP for approximately $1.1 million. In February, 1996, the stockholders of LHSP purchased a fifty percent interest in the stock of B-P Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

         The purchase has been accounted for under the equity method and the excess of the purchase price over the net assets received in the purchase has been capitalized and is being amortized over 25 years.

         Summarized, combined financial information for these entities for the period from December 31, 1995 to May 15, 1996 is as follows:

                       Revenues                  $1,597,000
                       Operating Income          $  339,000
                       Net Earnings              $  136,000


         On May 15, 1996, the Company purchased the remaining fifty percent interest in BSRB Resort Hotels and BP-Gaming Corporation for $3,601,000 in cash and the assumption of certain liabilities. The acquisition of BSRB Resort Hotels and BP-Gaming Corporation have been accounted for as a purchase. Had the acquisitions occurred as of February 1, 1996, Consolidated Revenue, Operating Loss, and Net Loss for the nine months ended October 31, 1996 would have been as follows:

                       Revenues                  $6,142,000
                       Operating Loss            $ (307,000)
                       Net Loss                  $ (418,000)


         On October 25, 1996, the Company purchased Autotote CBS, Inc. for $3,000,000 in cash and agreed to guarantee, pursuant to a Guarantee Agreement, Autotote CBS, Inc.'s obligation under its current mortgage of approximately $2,000,000 on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices. In addition, the Company has incurred costs of $156,000 in connection with the acquisition. Autotote CBS, Inc. is the dominant provider of sports and race book equipment and software in the state of

         Nevada, including all major casinos along the Las Vegas strip. The financial information provided in this document includes the unaudited operations of Autotote CBS, Inc. from the date of acquisition. The acquisition of Autotote CBS, Inc. has been accounted for as a purchase. Had the acquisition occurred as of February 1, 1996, Consolidated Revenue, Operating Income, and Net Earnings for the nine months ended October 31, 1996 would have been as follows:

                       Revenues                  $8,322,000
                       Operating Income          $   84,000
                       Net Earnings              $  121,000

         The preliminary purchase price allocation used in the preparation of the accompanying October 31, 1996 condensed consolidated balance sheet is based on initial estimates obtained by the Company of the fair value of the assets and liabilities of Autotote CBS, Inc. The final allocation will be based on additional assessments of asset and liability values of Autotote CBS, Inc. which is expected to be completed by January, 1997. Any changes in the purchase price allocation are expected to be limited to the amounts allocated to inventory, intangibles, and goodwill. Accordingly, any changes in the final purchase price allocation are not expected to have a material impact on the Company's consolidated results of operations.

8.       Stock Offering

         On May 15, 1996, the Company completed a public offering of stock. The initial public offering price was $6.00 a share, with 2,250,000 shares being offered. In June, 1996 the underwriter exercised its over-allotment option to purchase an additional 337,500 shares at $6.00 a share. A portion of the proceeds of the offering was used to purchase the remaining fifty percent interest in BSRB Resort Hotels and B-P Gaming Corporation. The balance of the proceeds will be used to renovate and expand the hotel/casino into a sports theme hotel/casino, to support the Company's growth and expansion strategy and for general corporate purposes.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended October 31, 1996 Compared to Fiscal Quarter Ended October 31, 1995

         Revenues for the fiscal quarter ended October 31, 1996 ("Third Quarter of Fiscal 1997") were $2,264,000, an increase of $612,000 or 37.0% from revenues of $1,652,000 for the quarter ended October 31, 1995 ("Third Quarter of Fiscal 1996"). On May 15, 1996 the Company completed the acquisition of the Howard Johnson Hotel and Casino (the "Hotel and Casino") located in Las Vegas, Nevada. Revenues from the Hotel and Casino for the Third Quarter of Fiscal 1997 were approximately $1,131,000. Revenues from horse and sports wagering, which represents gaming wins less losses, were approximately $1,101,000 for the Third Quarter of Fiscal 1997 a decrease of $551,000 or 33.4% from revenues of $1,652,000 for the Third Quarter of Fiscal 1996. Handle, which represents total amount wagered by patrons, was $23,105,000 for the Third Quarter of Fiscal 1997 an increase of $309,000 or 1.4% from the Handle of $22,796,000 in the Third Quarter of Fiscal 1996. Net win percentage (revenues divided by handle) was 4.8% in the Third Quarter of Fiscal 1997 compared to 7.2% in the Third Quarter of Fiscal 1996. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The increase in handle was principally due to the new sportsbook locations which were opened at various times in the Third Quarter of Fiscal 1997 partly offset by the loss of handle from certain sportsbook locations which have closed. The Handle and revenues from locations which were operating in both periods increased by $2,668,000 or 14.5% and $54,000 or 5.0%, respectively for the Third Quarter of Fiscal 1997 compared to Handle of $18,458,000 and revenues of $1,090,000 for the Third Quarter of Fiscal 1996.

         Direct costs were $1,425,000 for the Third Quarter of Fiscal 1997, an increase of $709,000 or 99.0% from Third Quarter of Fiscal 1996 direct costs of $716,000. Direct costs were 62.9% of revenues for the Third Quarter of Fiscal 1997 compared to 43.4% for the Third Quarter of Fiscal 1996. Direct costs include labor costs, gaming taxes, franchise fees, and other costs. An increase in direct costs of $622,000 for the Third Quarter of Fiscal 1997 was attributed to the acquisition of the Hotel and Casino which occurred during the Second Quarter of Fiscal 1997. Directs costs associated with horse and sports wagering were $803,000 for the Third Quarter of Fiscal 1997, an increase of $87,000 or 12.2% as compared to direct costs of $716,000 for the Third Quarter of Fiscal 1996 principally due to expenses associated with the new sportsbook locations, including higher labor related expenses.

         Administrative expenses were $999,000 in the Third Quarter of Fiscal 1997, an increase of $438,000 or 78.1% from the Third Quarter of Fiscal 1996 administrative expenses of $561,000. Administrative expenses were 44.1% of revenues for the Third Quarter of Fiscal 1997 compared to 34.0% in the Third Quarter of Fiscal 1996. The increase in administrative expenses in the Third Quarter of Fiscal 1997 was principally due to the acquisition of the Hotel and Casino which occurred during the Second Quarter of Fiscal 1997. Administrative expenses associated with horse and sports wagering were $430,000 for the Third Quarter of Fiscal 1997, a decrease of $132,000 or 23.5% as compared to administrative expenses of $562,000 for the Third Quarter of Fiscal 1996. Decreases in legal, rent, telephone, utilities, and general reserve expenses were offset by an increase in advertising expense for horse and sports wagering.

         Depreciation and amortization was $115,000 for the Third Quarter of Fiscal 1997, an increase of $96,000 or 505.3% from depreciation and amortization of $19,000 for the Third Quarter of Fiscal 1996. The increase in depreciation and amortization over the Third Quarter of Fiscal 1996 was attributed to depreciation and amortization associated with the acquisition of the Hotel and Casino and additional capital expenditures associated with new sportsbook locations which opened during the Third Quarter of Fiscal 1997.

         Interest income (expense) and other income was $76,000 for the Third Quarter of Fiscal 1997, an increase of $84,000 from interest income (expense) and other income for the Third Quarter of Fiscal 1996 of ($8,000). The increase in interest income (expense) and other income was principally due to earnings from temporary investments of the net proceeds from the initial public offering of the Company's common stock and an increase in miscellaneous other income. Partly offsetting this increase was interest expense on the long term debt of the Hotel and Casino.

         Net loss for the Third Quarter of Fiscal 1997 of $198,000 varied unfavorably by $546,000 as compared to net earnings of $348,000 for the Third Quarter of Fiscal 1996. Net loss from the horse and sports wagering operations of $177,000 for the Third Quarter of Fiscal 1997 varied unfavorably by approximately $525,000 as compared to the net earnings of $348,000 for the Third Quarter of Fiscal 1996 due to lower revenues and higher direct costs associated with opening new sportsbook locations during the Third Quarter of Fiscal 1997. Additionally, revenues from horse and sports wagering were negatively impacted by the success of bettors in wagering selections, a trend which was felt industry-wide. The net loss from the Hotel and Casino operations was approximately $101,000. Prior to May, 1996 affiliates of the Company were S Corporations and income taxes were assessed at the stockholder level. Income tax benefits were not provided against the net loss for the Third Quarter of Fiscal 1997.


Nine Months Ended October 31, 1996 Compared to the Nine Months Ended October 31, 1995

         Revenues for the nine months ended October 31, 1996 were $4,891,000, an increase of $1,426,000 or 41.1% from revenues of $3,465,000 for the nine months ended October 31, 1995. On May 15, 1996 the Company completed the acquisition of the Howard Johnson Hotel and Casino (the "Hotel and Casino") located in Las Vegas, Nevada. Revenues from the Hotel and Casino since the date of acquisition were approximately $2,011,000. Revenues from horse and sports wagering were approximately $2,847,000 for the nine months ended October 31, 1996, a decrease of $618,000 or 17.8% from revenues of $3,465,000 for the nine months ended October 31, 1995. Handle for the nine months ended October 31, 1996 was $52,966,000 a decrease of $1,062,000 or 2.0% from the Handle of $54,028,000 for the nine months ended October 31, 1995. Net win percentage (revenues divided by handle) was 5.4% for the nine months ended October 31, 1996 compared to 6.4% for the nine months ended October 31, 1995. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in Handle was principally due to the loss of certain sportsbook locations partly offset by the Handle from the new replacement locations which were opened at various times during the nine months ended October 31, 1996. Handle of $47,929,000 for nine months ended October 31, 1996 at locations that were operating in both periods increased $5,547,000 or 13.1% over the Handle of $42,190,000 for the nine months ended October 31, 1995. Revenues of $2,670,000 for the nine months ended October 31, 1996 at locations operating in both periods increased $344,000 or 14.8% over revenues of $2,318,000 for the nine months ended October 31, 1995.

         Direct costs were $3,288,000 for the nine months ended October 31, 1996, an increase of $1,356,000 or 70.2% from direct costs of $1,932,000 for the nine months ended October 31, 1995. Direct costs were 67.2% of revenues for the nine months ended October 31, 1996 compared to 55.8% for the nine months ended October 31, 1995. Direct costs include labor costs, gaming taxes, franchise fees, and other costs. The acquisition of the Hotel and Casino which occurred during the Second Quarter of Fiscal 1997 contributed to an increase in direct costs for the nine months ended October 31, 1996 of $1,231,000. Directs costs associated with horse and sports wagering were $2,057,000 an increase of $125,000 or 6.5% as compared to direct costs of $1,932,000 for the nine months ended October 31, 1995. The increase in direct costs associated with horse and sports wagering was principally due to increased labor related expenses for the nine months ended October 31, 1996. The increase in direct costs as a percentage of revenues from the nine months ended October 31, 1995 to the nine months ended October 31, 1996 was attributed to the new sportsbook locations at Leroy's and the acquisition the Hotel and Casino.

         Administrative expenses were $1,987,000 for the nine months ended October 31, 1996, an increase of $814,000 or 69.4% from administrative expenses of $1,173,000 for the nine months ended October 31, 1995. The increase in administrative expenses for the nine months ended October 31, 1996 was principally due to the acquisition of the Hotel and Casino which occurred during the Second Quarter of Fiscal 1997. Administrative expenses associated with horse and sports wagering were $1,045,000 for the Third Quarter of Fiscal 1997, a decrease of $129,000 or 11.0% as compared to administrative expenses of $1,174,000 for the Third Quarter of Fiscal 1996. Administrative expenses were 40.6% of revenues for the nine months ended October 31, 1996 compared to 33.8% for the nine months ended October 31, 1995.

         Depreciation and amortization was $260,000 for the nine months ended October 31, 1996, an increase of $203,000 or 356.1% from depreciation and amortization of $57,000 for the nine months ended October 31, 1995. The increase in depreciation and amortization over the nine months ended October 31, 1995 was principally due to depreciation and amortization associated with the acquisition of the Hotel and Casino and an increase in capital expenditures associated with the new sportsbook locations which opened during the Second and Third Quarters of Fiscal 1997.

         Interest income (expense) and other income was $167,000 in the nine months ended October 31, 1996, an increase of $186,000 from interest income (expense) and other income in the nine months ended October 31, 1995 of ($19,000). The increase in interest income (expense) and other income was principally due to earnings from the investment of the net proceeds from the initial public offering of the Company's common stock, an increase in the equity in net earnings from the investment in the Hotel and Casino and an increase in miscellaneous other income. Partly offsetting this increase was interest expense on the long term debt of the Hotel and Casino.

         Net loss for the nine months ended October 31, 1996 of $476,000 varied unfavorably by $761,000 or 267.0% compared to the net earnings of $285,000 for nine months ended October 31, 1995. Net loss from horse and sports wagering operations of $356,000 for the nine months ended October 31, 1996 varied unfavorably by approximately $641,000 as compared to the net earnings of $285,000 for the nine months ended October 31, 1995 principally due to reduced revenues and increased direct costs. The net loss from the Hotel and Casino operations was approximately $252,000. Partly offsetting these losses were earnings from temporary investments. Prior to May, 1996 affiliates of the Company were S Corporations and income taxes were assessed at the stockholder level. Income tax benefits were not provided against the net loss for the nine months ended October 31, 1996.

Liquidity and Capital Resources

         As of October 31, 1996 working capital was $5,852,000 reflecting the net proceeds from the Company's initial public offering and the exercise of the underwriters over-allotment option during the Second Quarter of Fiscal 1997.

         Cash used in operating activities was $114,000. Net investing activities amounted to $6,535,152 reflecting the purchase of the remaining fifty percent interest in the Hotel and Casino and the purchase of Autotote CBS, Inc. Net cash provided from financing activities amounted to $12,811,000 including the net proceeds from the Company's initial public offering of $13,711,000, issuance of stockholder notes of $2,433,000, contributions from stockholders of $558,000, partly offset by distributions to stockholders of $3,649,000 and a decrease in long-term debt of $243,000.

         Leroy's, a subsidiary of the Company was an S Corporation under the Internal Revenue Code. From inception through February 29, 1996, Leroy's made cash distributions of approximately $4,400,000 in aggregate to its stockholders. On March 21, 1996, Leroy's made cash distributions to its stockholders in the aggregate amount of $3,000,000 representing undistributed earnings as of January 31, 1996, on which the stockholders had previously paid federal income taxes. Of the $3,000,000 distributed, approximately $2,400,000 was loaned back to Leroy's by the stockholders and $558,000 was contributed as capital to Leroy's by the stockholders. The loans are repayable pursuant to stockholder notes maturing on April 1, 1997 and bear interest at a 7% annual rate.

         On May 15, 1996 the Company completed an initial public offering of 2,587,500 shares ( 337,500 shares were sold on June 28, 1996 at $6.00 a share upon the exercise of the underwriters option) of its common stock at $6.00 per share. Simultaneous with the completion of the initial public offering, the Company completed the purchase of the remaining fifty percent interest in the 150 room hotel/casino complex located at 3111 W. Tropicana Ave. in Las Vegas Nevada. The balance of the proceeds will be used to renovate and expand the hotel/casino into a sports theme hotel/casino, to support the Company's growth and expansion strategy and for general corporate purposes.

         The Company believes that the net proceeds of the initial public offering together with the anticipated cash provided by its operating activities will be sufficient to finance its operations, scheduled debt repayment and anticipated capital expenditures through October 31, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this document which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that the sportsbook operator takes financial risks on the outcome of sporting events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II           -              OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits  -  Financial Date Schedule

         Number            Description                        Method of Filing
         ------            -----------                        ----------------

         27                Financial Data Schedule            Filed Herewith





        (b) The following report on Form 8-K was filed during the quarter ended October 31, 1996:

               1.  Form 8-K on October 15, 1996 with respect to Item 5 of
                   Form 8-K.









                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                AMERICAN WAGERING, INC.




                                                --------------------------------
                                                         (Registrant)

Date December 16, 1996                          By:      /s/ Robert D. Ciunci
                                                --------------------------------
                                                Robert C. Ciunci
                                                Executive Vice President and
                                                Chief Financial Officer