Form 10KSB
period 1997-01-31
AMERICAN WAGERING INC
filed 1997-04-30
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997.

Commission File No. 000-20685


                             AMERICAN WAGERING, INC.
              (Exact name of small business issuer in its charter)

             Nevada                                              88-0344658
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    675 Grier Drive, Las Vegas, Nevada 89119
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (702) 735-0101
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class
                          ----------------------------
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes    X     No
                                                         -------      ---------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended January 31, 1997 were $9,030,231.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 15, 1997 computed by reference to the average of the bid and asked prices of the registrant's Common Stock as quoted by NASDAQ on such date, was approximately $19,615,289.

The number of shares of the issuer's Common Stock outstanding as of April 15, 1997 was 7,837,500.

                                     PART I

BUSINESS

                  American Wagering, Inc. (the "Company") owns and operates Leroy's Horse and Sports Place ("Leroy's"), the licensed bookmaker with the largest number of sports book locations in the State of Nevada, and Computerized Bookmaking Systems, Inc., a Nevada corporation ("CBS") which designs, installs and maintains sports and race book equipment, software, including the MEGA$PORTS(R) product for parimutuel sports wagering, and computer systems to the sports betting industry. Through a central computer located at its Las Vegas, Nevada headquarters, Leroy's operates a statewide network of sports and race wagering facilities in 41 small, mid-size and large casinos. The Company offers casinos a "turn key" sports wagering operation that allows casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with conducting the operation themselves. By combining volume from a number of locations, the Company believes it more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports book operation is its primary business, the Company believes it responds more quickly to customer requests, such as providing faster pay off on winning tickets presented other than in person than do many casinos, which operate sports books as an ancillary part of their businesses.

                  The Company also owns Leroy's Hotel Corporation (the "Hotel Operator"), which owns and operates a 150-room Howard Johnson's hotel and through, its wholly-owned subsidiary, B-P Food Corporation, an adjacent International House of Pancakes restaurant. Leroy's operates the adjacent casino (the hotel and casino collectively referred to as the "Hotel/Casino"). The Hotel/Casino is located at 3111 W. Tropicana Avenue, Las Vegas, Nevada, which is approximately one-half mile west of the Las Vegas Strip and adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. Leroy's currently operates 74 gaming devices (including slot machines, video poker machines and video keno machines) and its home sports and race book operation in approximately 5,600 square feet of space at the Hotel/Casino. The Company has plans to renovate the Hotel/Casino under a sports theme, expand the casino to approximately 12,000 square feet and add gaming tables. However, as a result of a lawsuit between the Company and the owner of the land underlying the Hotel/Casino concerning the ground lease for the land, the effectuation of such plans have been suspended pending resolution of the dispute. See "Hotel/Casino Operation," "Strategy -- Hotel/Casino" and "Legal Proceedings."

                  On May 15, 1996, the Company completed an initial public offering (the "Offering") of its Common Stock at an offering price of $6.00 per share with 2,250,000 shares sold. On June 28, 1996 the underwriters of the Offering exercised an over-allotment option and purchased an additional 337,500 shares of the Company's Common Stock at $6.00 per share. Prior to the Offering, the business of the Company had been operated by Leroy's, which commenced operations in April 1978, the Hotel Operator, which commenced operations in 1995 and B-P Gaming Corporation ("B-P"), the former licensed operator of the casino which commenced operations in 1979, and all of which were under common ownership with the Company. On May 10, 1996 a corporate reorganization was effected on a tax free basis pursuant to Section 351 of the Internal Revenue Code, which resulted in Leroy's and the Hotel Operator becoming wholly-owned subsidiaries and B-P becoming a 50% owned subsidiary of the Company (the "Reorganization"). In the Reorganization, Messrs. Salerno, Barengo, Ciunci, Merillat and Roxborough as the stockholders of Leroy's, the Hotel Operator and B-P ("Original Stockholders") exchanged all the issued and outstanding stock in Leroy's, the Hotel Operator and B-P, respectively owned by them, for an aggregate of 5,249,900 shares of Common Stock of the Company with the resulting effect that such stockholders owned an aggregate of 5.25 million shares of the Common Stock of the Company.

                  In February and March 1995, the Hotel Operator and the Original Stockholders had purchased, respectively, 50% interests in BSRB Resorts Hotel, a Nevada general partnership, which owned and operated the Hotel and B-P. The Hotel Operator and the Original Stockholders acquired their respective 50% interests in the Partnership and B-P from the owner of those interests who had filed for bankruptcy protection. The predecessor to the Partnership, Bruyea Pond Las Vegas, a Nevada general partnership, comprised of two individual partners,
R. Paul Bruyea ("Bruyea") and Fletcher Pond ("Pond"), had filed on June 11, 1993 for bankruptcy protection in the District of Nevada. Pond had filed for individual bankruptcy in the Southern District of California on August 5, 1992. The Hotel Operator and the Original Stockholders purchased all of Pond's interest in Bruyea Pond Las Vegas and B-P for a cash purchase price of $1.4 million (and assumed liabilities of $1.2 million) in the bankruptcy proceedings pursuant to an order of the United States Bankruptcy Court, Southern District of California, and one in bankruptcy court in the District of Nevada. On March 30, 1995, the Partnership succeeded to Bruyea Pond Las Vegas, with the Hotel Operator and an affiliate of Bruyea constituting its two equal general partners.

                  On May 15, 1996 the Company purchased the remaining 50% interests in the Partnership and B-P for approximately $3.6 million in cash and the assumption of approximately $1.5 million in liabilities from Bruyea and an affiliate of Bruyea. The Company then contributed the interest in the hotel operation to the Hotel Operator. On July 25, 1996, Leroy's was licensed by Nevada regulatory authorities to operate the casino at the Hotel/Casino and B-P was subsequently dissolved.

                  On October 25, 1996, the Company purchased CBS (formerly known as Autotote CBS, Inc.) for $3 million in cash and agreed to guarantee CBS's obligation under its current mortgage of approximately $2 million on the real estate and building where the Company maintains its corporate offices.

Las Vegas Metropolitan Market

                  The market for 22 of the Company's 41 sports books and for the Hotel Casino is the "Las Vegas" metropolitan area (hereinafter "Las Vegas") gaming market. Currently, the Las Vegas gaming market is comprised of 93 casinos with an aggregate of approximately 55 sports books. The Las Vegas gaming market attracts both local residents and Las Vegas visitors. Las Vegas' population was approximately 1.1 million in 1996. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased from approximately
12.8 million in 1984 to approximately 30 million visitors in 1996. Las Vegas' principal tourist market is the western region of the United States, most significantly Southern California and Arizona. Las Vegas is also among the nation's most popular convention cities, having hosted approximately 3,800 conventions in 1996 which were attended by more than 3.3 million people who it is estimated spent $3.9 billion, excluding gaming activity.

                  The number of hotel and motel rooms in Las Vegas has increased by approximately 87% from 53,000 in 1985 to approximately 99,000 in 1996. Despite the significant increase in the supply of rooms, Las Vegas's hotel occupancy rate exceeded 90% for 1996.

                  From 1985 to 1996, gaming revenues for Clark County (which consists principally of Las Vegas) have increased from approximately $2.2 billion in 1985 to approximately $5.8 billion in 1996. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno Market

                  The market for eight of the Company's sports books is the Reno gaming market. Reno is the second largest city in Nevada with a population of approximately 150,000 in 1995. Reno is located at the base of the Sierra Nevada mountains along interstate 80, approximately 135 miles east of Sacramento, California. Reno is a popular resort area which attracts tourists by offering gaming as well as numerous other summer and winter recreational activities. The greater Reno area attracted a total of 5.2 million visitors in 1996.

                  Currently, the Reno gaming market is comprised of 33 casinos with an aggregate of approximately 14 sports books.

Sports Wagering

                  Sports wagering is legal in the State of Nevada, and in numerous foreign countries, including Canada and Mexico. Sports wagering at Nevada's sports books increased from $293 million in 1980 to $2.5 billion in 1996. During that same period, the number of sports books increased from 24 to 129 in Nevada. With the advent of cable and satellite television, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement which the Company believes leads to more interest in sports betting.

                  A sports wagering facility or "sports book" is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events, such as football, basketball, baseball and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he makes his bet regardless of any subsequent movement in the line. Under this system, the sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes risk on the outcome of the event.

                  Inherent to betting is a long-term percentage against the player. Profits from bookmaking, table games, keno and slot machines are the results of steady play against a statistical advantage that the gambling operator or "house" possesses. The house advantage in bookmaking, however, is fundamentally different from other gambling games. There are mathematical advantages to table games and slot machines in favor of the casino. While there are exceptions (for instance, card counters), statistically all pit players should go broke after an indefinite period of play. In parimutuel wagering, which is used by major North American horse racing tracks and jai alai, a wager is pooled with all other wagers, the house receives a percentage for operating expenses, profit and taxes and the remainder is distributed to the winners. Therefore, the race track's gross revenues are directly related to the amount wagered (the "handle").

                  For each type of sports bet there is a "theoretical percentage", which is the advantage a bookmaker would have if the odds guaranteed it a constant commission regardless of the outcome. For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book were evenly balanced, the sports book would earn $1 for each $22 wagered or 4.55% (the winner would receive $21) of the handle, before expenses. The sports book, however, does not have a built in statistical edge as do the betting tables, slot machines or the racetrack. The fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system which is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners. Customers have opinions concerning the posted odds and bet into the odds accordingly. Oddsmakers (whose services are purchased by the bookmakers) ideally make the lines that will split the bets evenly between the participants in the sporting event so that the bookmaker will realize profits over time.

                  In practice, however, a sports book is rarely perfectly balanced. The sports book's profit depends upon the reliability of the odds and its acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid off according to the line at which they make their bets rather than the closing odds (as at the racetrack), the sports book is not assured of a constant profit over time, much less for a single event.

                  A sports book attempts to limit the liability it incurs on an event against potential flaws in the oddsmaker's setting of the line and the integrity of the games. Limiting liability is accomplished by two main means, the game limit and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit -- the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved", to attract action on the "other" side. Movement in a line, however, does not eliminate a bookmaker's risk.

                  The game limit is established by the sports book based upon the "earn" in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the "theoretical hold percentage"), the quality of the line and the customer mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated customers who know as much as, or more than, the oddsmaker, the limit will be relatively low. The Company believes that events with the highest fan popularity and media coverage, such as professional football's Super Bowl, have a relatively small proportion of sophisticated customers. Accordingly, the sports book's expected earn on such an event would be higher and would justify a higher game limit.

                  In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Sports books have been computerized and automated in order to severely curtail fraud and to provide for more sophisticated analysis and up-to-date information. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book." Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos.

Leroy's Horse and Sports Book Operation

                  Leroy's retains its main sports book license at the Hotel/Casino and operates 40 other sports books in major metropolitan areas in Nevada (of which 21 are located in the Las Vegas area and 8 in the Reno area with 11 others located throughout the State of Nevada, including in the cities of Laughlin, Mesquite, Elko and Jackpot), including the Riviera Hotel and

Casino, the Four Queens Hotel and Casino, the Frontier Hotel and Casino, Fitzgerald's Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas. Under Nevada gaming law, the Company is permitted to own and operate sports books located on the premises of other nonrestricted gaming operations.

                  When the Company began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. There are now a total 129 sports books of which the Company owns and operates 41. Of the other sports books, 75 are operated by the casinos in which the sports book is located and thirteen by casinos other than where the sports book is located. Generally, at its sports book locations the Company pays the casinos in which it operates a flat monthly rental for casino space, although in some instances it shares a portion of its revenues with the casino.

                  The typical sports book location for the Company encompasses 300 square feet, contains a board displaying the odds, one or more television monitors showing sporting events, betting windows, ticket sellers and a cashier. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a dedicated phone line to the Company's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central data base and issues a ticket evidencing the bet. A ticket is then distributed to the customer with the Company simultaneously recording the wager. Personnel at the Company's main offices monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of the Company's locations.

                  The Company believes it has lower maximum betting limits than many sports books which operate at large casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada. The Company believes that the geographic spread of its locations to various parts of the State of Nevada is more likely to attract bets from customers on both sides of a line, thereby further limiting its risk.

                  Professional and college football games currently comprise about 39 percent of the amount bet (the "handle") at the Company's locations with professional and college basketball games at 30 percent and professional baseball games next at about 21 percent. As a result, the Company's business historically has been seasonal in nature with approximately 59 percent of its handle arising in the months of September through January. Football game wagering also accounts for the largest portion of the Company's revenues with basketball wagering accounting for the next largest portion of the Company's revenues.

                  At 25 of its 41 sports book locations the Company has a license to operate a race book but actually operated a race book at only one of those locations during the fiscal year ended January 31, 1997. The Company's race books utilize the same personnel and facilities as its sports books, but the Company does not set its own odds for race wagering. The Company accepts wagers for races by offering race patrons the same odds as the race tracks at which the races occur. During the fiscal year ended January 31, 1997, the Company earned revenues of $9 million of which only $18,000 was derived from its race book operations.

Hotel/Casino Operation

                  The Hotel Operator currently owns and operates the hotel and, through its wholly owned subsidiary, B-P Food Corporation, the restaurant located at 3111 W. Tropicana Avenue, Las Vegas, Nevada. Leroy's operates the adjacent casino and a sports book at the casino. The Hotel/Casino is located approximately one-half mile west of the Las Vegas Strip and is adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. The Hotel/Casino currently consists of a 150-room franchised Howard Johnson's hotel, a 5,600 square foot casino containing 74 gaming devices, including 23 slot machines, 48 poker video machines and 3 multi-game video machines and a 2,700 square foot bar, and a franchised International House of Pancakes restaurant. The Company, through its subsidiaries, is obligated pursuant to a franchise agreement with Howard Johnson's, a franchise agreement with International House of Pancakes and a gaming device participation agreement with Jackpot Enterprises, Inc. The franchise agreement with Howard Johnson's obligates the Company to pay a fee to Howard Johnson's of 8.5% of total monthly room revenues. The franchise agreement with International House of Pancakes obligates the Company to pay a fee of 6.5% of weekly gross food sales to International House of Pancakes. The agreement with Jackpot obligates the Company to pay 30% of the gaming devices net win to Jackpot. The Company has plans to renovate the Hotel/Casino under a sports theme, expand the casino to approximately 12,000 square feet and add gaming tables. The Company is considering the renovation of the International House of Pancakes restaurant or approaching International House of Pancakes to discuss the replacement of the restaurant with another restaurant and exploring other methods for the operation of the gaming devices at the Hotel/Casino, if the Company proceeds with its plans to renovate the Hotel/Casino. However, as a result of a lawsuit between the Company and the owner of the land underlying the Hotel/Casino concerning the ground lease for the land, the effectuation of such plans have been suspended pending resolution of the dispute. The reinstitution of the renovation and expansion of the Hotel/Casino and the profitability of the Hotel/Casino operations may be impacted if a court decides the lawsuit adversely to the Company. See "Strategy -- Hotel/Casino" and "Legal Proceedings."

                  The following map shows the location of the Hotel/Casino, which is approximately one-half mile west of the Las Vegas Strip, in relation to the major Las Vegas Strip hotel-casinos, McCarran International Airport and Interstate 15. The Hotel/Casino is strategically located to take advantage of the residential and commercial growth of the western portion of metropolitan Las Vegas and the expansion of the "mega-resort" entertainment complexes on the Las Vegas Strip, including the Excalibur, the Luxor, the Monte Carlo, the New York, New York and the MGM Grand. The map is not to scale and actual distances vary from those shown.

                  The text contains a map which depicts the location of the Hotel/Casino on Tropicana Avenue in relation to I-15, Las Vegas Boulevard, Flamingo Road, Paradise Road, McCarran International Airport and the Excalibur, the Luxor, the Monte Carlo, the New York, New York and other hotel/casinos.

                  From 1988 through 1995, the Hotel/Casino's occupancy rate has averaged approximately 72% and the occupancy rate in 1996 was approximately 83%. The Hotel/Casino currently draws most of its guests from the leisure, commercial and contract market segments.

                  The leisure segment consists of individuals and families either vacationing in the Las Vegas area or en route to other destinations. Leisure demand is strongest on the weekends, during holiday periods and summer months. The majority of leisure travelers is generated via overflow from larger properties on the Las Vegas Strip and downtown Las Vegas and also from patrons who make reservations via the Howard Johnson's nationwide reservation system. The commercial market segment is comprised of business travelers visiting various firms within the market area. Commercial demand is strongest Monday through Thursday, declining significantly Friday and Saturday, and is relatively constant throughout the year. The contract demand segment is primarily associated with airline crews flying in and out of McCarran International Airport. Airlines contract with local hotel operators for extended periods to ensure availability of accommodations. Because they are able to guarantee a specific usage on a daily basis, airlines can negotiate discounted room rates.

Computerized Bookmaking Systems, Inc. Operations

                  On October 25, 1996, the Company acquired from Autotote Corporation, a Delaware corporation ("AC"), all of the outstanding shares of capital stock ("Shares") of CBS, pursuant to a Stock Transfer Agreement between the Company and AC, and the right to use certain software owned by AC and Autotote Systems, Inc., a Delaware corporation ("ASI"), useful in CBS' business ("License") pursuant to a Technology Cross License Agreement, as amended, among CBS, AC and ASI.

                  As consideration for the Shares and License the Company paid $3 million in cash from its working capital to AC and agreed to guarantee pursuant to a Guaranty Agreement CBS's obligation under the its current mortgage of approximately $2 million on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices.

                  Simultaneously with the execution of the Stock Transfer Agreement, (i) ASI appointed CBS as its distributor in Nevada of ASI products, including Probe terminals, MKII terminals, videocards, communication devices and parimutuel race systems ("Distribution Products"), pursuant to an Authorized Exclusive Distributorship Agreement between them ("Distributorship Agreement");
(ii) ASI granted CBS the right under certain conditions, to manufacture video gaming machines, Distribution Products pursuant to a Manufacturing Agreement between them ("Manufacturing Agreement") and (iii) CBS and ASI agreed to cooperate in pursuing business relating to international sports and parimutuel wagering pursuant to an International Cooperation Agreement between them ("International Agreement").

                  CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is the dominant provider of such equipment and software in the state of Nevada, including major casinos along the Las Vegas strip.

                  CBS provides its sports wagering systems to 86 out of 88 sports and race books in Nevada which are not operated by Leroy's, at all of Leroy's sports and race books and at the leading operator of sports wagering facilities in Mexico. Casinos and other sports wagering facilities generally purchase the computerized wagering system from CBS and enter into an agreement with CBS for repair and maintenance of the system and software support. Sports wagering equipment sales revenue is reflected in wagering equipment sales revenues and revenues from maintenance contracts are included in operating revenues from wagering systems contracts. Under purchase agreements, CBS sells its sports wagering system to the facility and provides training for the system operators and sell/cash terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system.

                  In 1994, CBS signed a joint venture agreement with International Game Technology -- North ("IGT"), a subsidiary of International Game Technology, for the purpose of developing and marketing a parimutuel sports system, to be known as MEGA$PORTS(R). CBS expects that MEGA$PORTS(R) will offer opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. The MEGA$PORTS(R) parimutuel wagering system is currently anticipated to consist of a central computer, communications equipment and terminals. Pursuant to the terms of the joint venture agreement, the computer system software and hardware for MEGA$PORTS(R) is to be provided by CBS. In accordance with the joint venture agreement, marketing will be the responsibility of IGT. The joint venture agreement is subject to the approval of the Nevada State Gaming Control Board and Nevada Gaming Commission, and the sports wagering system must be licensed by the Nevada gaming authorities. There can be no assurance that CBS will qualify under the new regulations or that the required license will be issued to CBS.

Strategy

Sports Book

                  The Company's strategy in the operation of its sports book is to expand upon its base of 41 locations and renovate certain of its current locations to increase their attractiveness to patrons. The Company presents casinos with a "turn key" sports book operation that allows the casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with operating the books themselves. Utilizing its computer and communication expertise and equipment, the Company runs all of its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that there are a number of existing and proposed Nevada casinos which are potential customers over the next several years. In addition, the Company believes that it will have the opportunity to expand several of its existing locations as the Las Vegas and Reno populations continue to grow and if sports wagering continues to gain more widespread acceptance.

                  On July 1, 1995, the State of Nevada amended Nevada Law to allow licensed Nevada sports and race book operations to accept by use of wire communications facilities, including telephones and computers, interstate parimutuel wagers from bettors in jurisdictions in which such parimutuel wagering is legal. As at least six states (including Nevada) and numerous foreign jurisdictions, including Canada and Mexico, permit parimutuel wagering by telephone, the Company is exploring possibilities to expand its sports and race book operations to take advantage of opportunities created by this new law. The Company has had preliminary discussions with a number of private entities and North American and foreign jurisdictions concerning the Company's operation of their sports books and the acceptance of sports and race wagers through Leroy's. However, the regulations of the Nevada Gaming Commission, issued prior to the enactment of the new law, currently prohibit licensed sports and race books in Nevada from accepting telephone bets from interstate locations. In the event the Nevada Gaming Commission does not on its own amend its regulations to comport with the new law, the Company may submit a petition to amend (including proposed regulations) the Commission's current regulations.

                  The Company believes that expansion into the interstate parimutuel wagering market may reduce some of the risks inherent its sports book operations. With parimutuel wagering, the Company believes it will be able to create forms of wagering that will be pooled and will assure that the Company will receive a percentage of each pool for operating expenses, profit and taxes, before the remainder of the pool is distributed to winners. The Company also is exploring the expansion of its operations outside the United States. The Company believes that several Caribbean and South American countries and Australia, which already have casinos and legalized sports gaming present attractive expansion opportunities. A bill entitled the "Internet Gambling Prohibition Act of 1997" has been introduced in Congress, which if it becomes law would adversely impact the Company's ability to take advantage of interstate parimutuel wagering opportunities. See "Regulation and Licensing -- Interstate Wagering."

                  The Company has previously marketed only its main sports book operation to local residents through local television, radio and print advertising. The Company is advertising extensively its satellite operations using the Leroy's name in the Nevada print, television and radio media. The Company is also advertising Leroy's name on the Internet and maintains a website at http://www.leroys.com. The Company does not accept wagers through the Internet. If the Company is able to take advantage of the interstate parimutuel wagering opportunities, the Company may directly advertise in the jurisdictions where parimutuel wagering is legal.

Hotel/Casino

                  The Company has plans to expand, renovate and convert the Hotel/Casino utilizing a sports theme and to target local residents, leisure travelers and business travelers. The Company estimates the expansion to cost $5.0 million. The $5.0 million expansion, renovation and conversion would add approximately 7,000 square feet to its public area which includes: a 7,000 square foot expansion of the casino that will accommodate approximately 240 slot machines and 6 live games and a 3,000 square foot sports and race book that will have a number of large television screens and a seating area for 100 patrons. Almost all of the Hotel/Casino's rooms would be renovated. The Company also is considering either renovating the interior of the Hotel/Casino's International House of Pancakes restaurant or approaching International House of Pancakes to discuss replacing it with another restaurant. In addition, the Company believes that the signage currently located at the Hotel/Casino is inadequate; additional signage will be purchased and installed. At the time of its acquisition, in May 1996, of the remaining interests in the Hotel/Casino that it had not previously possessed the Company anticipated that the renovation would be completed by the end of the first quarter of calendar year 1997. Such renovation has not begun. As a result of a lawsuit between the Company and the owner of the land underlying the Hotel/Casino concerning the ground lease for the land, the expansion of the Hotel/Casino has been suspended pending resolution of the dispute. See "Legal Proceedings."

                  The Company intends to create an identifiable marketing presence by utilizing a sports theme for the Hotel/Casino if the renovation is reinstituted. The Company believes that it will be the only sports-theme casino in proximity of the Las Vegas Strip. Legal sports betting is a growing multi-billion dollar business (approximately $2.5 billion was wagered on sporting events in Las Vegas in 1996). The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and a sports-theme casino may capitalize on any such growth.

                  The Company's business strategy emphasizes attracting and retaining customers from the Las Vegas area and repeat visitors. The Company believes that after the Hotel/Casino is renovated utilizing a sports theme, it will attract local customers who will not only wager on sporting events but will also play casino games. The Company believes that the Hotel/Casino's location, convenient access and ample parking will appeal to local gaming customers as well as to the Las Vegas visitor who desires proximity to the Las Vegas Strip. The off-Strip location allows Hotel/Casino customers to avoid the ever-increasing traffic congestion on the Las Vegas Strip and downtown Las Vegas. The Hotel/Casino is strategically located to take advantage of the growth of the western portion of metropolitan Las Vegas.

                  The Company believes that after the renovation of the Hotel/Casino the Hotel/Casino operations will reduce the seasonality that it currently experiences in its sports book business. The Company believes the renovated Hotel/Casino will diversify the Company's business, making it less dependent upon the revenues derived from sports wagering generally and, in particular, football.

Computerized Bookmaking Systems

                  The Company believes that MEGA$PORTS(R), which may offer opportunities for sports wagering by creating parimutuel pools on sporting events, presents business expansion opportunity for CBS. MEGA$PORTS(R) would combine the interest of sporting events with the potential for large parimutuel payoffs. With regulatory approval pending, there would be two distinct types of wagering. Daily wagering may be created on a wide variety of possibilities such as, highest scorer in professional basketball; football team to score the most or least points; quarterback to pass for the most yards; and other unique possibilities. Any event with a field of players may serve as an opportunity to accept wagers. Weekly multiple proposition MEGACARDS(R) may be created either by picking all professional football winners, all professional basketball winners, or a combination picking winners ranging between 16-22 events on a given Sunday. MEGACARD(R) events would continually change throughout the athletic seasons. Jackpots are anticipated to begin at $1,000,000 and increase progressively.

                  The Company believes potential exists for the MEGA$PORTS(R) products in the global market. IGT, CBS' joint venturer, already has a presence in Europe, Japan, Peru, Australia and South America. International rivalries could add more interest to global events with the introduction of MEGA$PORTS(R). As different geographical groups wager, revenues could be generated in these new MEGA$PORTS(R) wagering propositions.

                  Subject to regulatory approval, CBS intends to introduce self-service terminals that allow players to watch live videos of race and sport events, to place wagers on race and sports, and to play any one of up to 15 video slot games. CBS products are capable of concurrently operating race and sports books and MEGA$PORTS(R) from a single system. Keno and other games may be added. The advantages of such terminals include multiple data applications over a single communication line and lower the overall costs for each product.

         Regulation and Licensing

                  The ownership and operation of casino gaming facilities, including race and sports books, in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company's gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (hereinafter referred to as the "Commission"), the Nevada State Gaming Control Board (hereinafter referred to as the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and smaller local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such smaller local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities."

                  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of mini mum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

                  Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 41 nonrestricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

                  The Company is registered in Nevada as a publicly traded corporation; and as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's, without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Leroy',s have received, from the Nevada Gaming Authorities, various registrations, approvals, permits and licenses required to permit to engage in gaming activities in Nevada.

                  The Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Leroy's, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Leroy's must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of Leroy's may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions with the Company or Leroy's must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. The officers and directors of the Company and its subsidiaries have been found suitable by the Nevada Gaming Authorities.

                  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the

Company or Leroy's, the companies involved would be required to sever all relationships with such a person. Additionally, the Commission may require the Company or Leroy's to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

                  If it were determined that the Nevada Act was violated by Leroy's or the Company, the gaming licenses or registration held by the Company and Leroy's could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. However, at the discretion of the Commission, the Company and Leroy's and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the Company's gaming operations.

                  The beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license

                  The Nevada Act requires any person who acquires more than five percent (5%) of the Company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more than ten percent (10%) of the Company's voting securities apply to the Commission for a finding of suitability within thirty (30) days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than ten percent (10%), but not more than fifteen percent (15%), of the Company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investment shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

                  Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Commission or the Chairman of the Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting fight conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

                  The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such a disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Commis sion has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Commission has not imposed such a requirement on the Company.

                  Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Commission. Entities seeking to acquire control of a registered corporation must satisfy the Board and the Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposed to acquire control, to be investigated and licensed as part of the approval process related to the transaction.

                  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensee, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the registered corporation's stockholders for the purposes of acquiring control of the registered corporation.

                  License fees and taxes, computed in various ways dependent upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees ind taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated, or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

                  Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "Licensees") and who propose to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund in the amount of $10,000.00 to pay the expenses of investigation by the Board of his participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability.

Interstate Sports Wagering

                  Sports wagering is legal in Nevada, and numerous foreign jurisdictions, including Canada and Mexico. Pursuant to the Professional and Amateur Sports Protection Act - (hereinafter referred to as the "Sports Act"), which was effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act"), also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

                  The Company may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in a jurisdictions wherein such betting or wagering is legal. Nevada has recently amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate parimutuel wagers from other jurisdictions in which parimutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for the Company to take advantage of the business opportunity provided by the new law, the Nevada Gaming Commission must amend its regulatory restrictions ab initio or the Company can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to the Company, or that any such amendment would not be burdensome to the Company.

                  On March 19, 1997 a bill entitled the "Internet Gambling Prohibition Act of 1997" was introduced in Congress. If enacted into law, the bill would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If this bill becomes law, the Company's ability to take advantage of interstate parimutuel wagering opportunities would be adversely impacted.

Competition

                  There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas area and throughout Nevada. There are currently 129 sports books in Nevada, of which the Company owns and operates 41. Virtually all of the major casinos in Nevada operate sports and race books, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books of other casinos. The Hotel/Casino faces competition from all other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, west of the Las Vegas Strip and in downtown Las Vegas. The Hotel/Casino is substantially smaller than Las Vegas's premier "mega-resort" and casino hotels, such as the MGM Grand, Luxor, Excalibur, Tropicana and Bally's and derives a significant portion of its demand from mega-resort overflow. Hotel room inventory in Las Vegas is anticipated to expand by 7,000 rooms by the end of 1997, a significant increase that will further increase competition. The Hotel/Casino will directly compete with a number of other operations targeted to local residents as well as with gaming facilities not related to hotels.

                  Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company's operations compete with gaming operations in other parts of the State of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, river boat and Native American gaming ventures and other forms of legalized gaming. While the Las Vegas market is continuing to offer expanded tourist attractions, such as theme parks being developed by other casinos, there can be no assurance that the Las Vegas market will sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

                  Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. There can be no assurance that once completed the Company's expansion projects and overall business strategy will be successful in achieving the Company's goal of attracting additional customers to the Company or increasing the Company's gaming revenues and operating profits.

Employees

                  The Company has approximately 270 employees, 140 of which are employees of Leroy's, 95 of which are employees of the Hotel Operator and 35 of which are employees of CBS. No employees of the Company are currently represented by a labor union. The Company does not currently know whether or to what extent, if any, its employees will in the future be governed by collective bargaining agreements. To the extent the Company is successful in acquiring and implementing its business plan for expanding the Hotel/Casino, the Company's employment requirements will increase significantly. The Company estimates that within the next twelve months it will be required to attract and train approximately 2 qualified management employees to oversee its Hotel/Casino operations. To implement its present plans with respect to the Hotel/Casino, the Company will also be required to attract and train a significant number of non-management personnel.

                  The continuing proliferation of legalized gaming in the United States and the resulting increase in the number of casinos have created a competitive environment for qualified casino management personnel and other experienced casino employees on a national basis. Management believes that this industry-wide factor will make it more difficult for the Company to attract and retain a trained labor force, which may adversely affect the business of the Company. The Company anticipates hiring approximately 20 employees to work at the Hotel/Casino and that the Company will experience strong competition for such employees with several other local gaming operations. There can be no assurance that upon or following the expansion of the Hotel/Casino, the Company will have an adequate number of trained employees to staff the Hotel/Casino. If the Company is unable to attract and retain qualified management personnel, the growth and profitability of the Company may be adversely affected.

Item 2.           Properties

                  The Company's corporate offices and central computer operations and CBS' operations are located in a facility of 29,250 square feet in Las Vegas, Nevada which is owned by CBS. CBS is a debtor under a loan of which approximately $2 million is outstanding as of January 31, 1997. The loan accrues interest at an 8% annual interest rate, is due in full on September 2015 and is secured by a deed of trust and assignment of leases and rents in favor of the lender. The Company has guaranteed CBS' obligations under the loan.

                  The Company retains its main sports and race book licenses at the Hotel/Casino and operates 40 other sports books at locations in major metropolitan areas in Nevada (of which 21 are located in the Las Vegas area and 8 in the Reno area, with 11 others located in cities throughout the State of Nevada, including Laughlin, Elko, Mesquite and Jackpot). The Company is a lessee at each location.

                  At its satellite sports book locations, the Company leases between 80 - 300 square feet from the casinos in which it operates for monthly fees. Satellite location leases vary from one-year to six-year terms (except one which is on a month to month basis) with automatic one-year extensions unless either party gives ninety days prior notice of termination. Total rental expense under the leases was approximately $479,000 and $503,000 for the years ended January 31, 1997 and 1996, respectively.

                  The Hotel Operator leases the real property on which the Hotel/Casino is located pursuant to an 80-year ground lease of which 62 years are remaining. The method of calculation of percentage rent with respect to gross gaming revenues under the lease is the subject of certain litigation. See "Legal Proceedings." The Hotel Operator also is the debtor under a loan, of which approximately $2.5 million of principal is outstanding as of January 31, 1997. The loan accrues interest at a current annual rate of 10.25% per year, is due in full in April 5, 2001 and is secured by a deed of trust, assignment of rents and security agreement in favor of the lender.

Item 3.           Legal Proceedings

Racusin

                  On August 23, 1995, Leroy's filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the Court declare that two written agreements between Leroy's and Michael Racusin, d.b.a.
M. Racusin & Company, ("Racusin") are vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services. The specific language of the alleged unenforceable agreements provides that Leroy's will pay to Racusin (i) a commission equal to 5% of the purchase price of Leroy's in the event Racusin brings in a buyer for Leroy's and (ii) compensation equal to 4.5% of the "final evaluation in the form of Leroy's common stock plus $150,000 in cash upon completion of common offering or IPO."

                  Racusin's position is that Racusin is entitled to either 4.5% of the stock of Leroy's or 4.5% of the Company's common stock and $150,000 in cash as a result of the completion of the Company's initial public offering of its common stock in May 1996. The Company believes that the agreements are unenforceable contracts.

                  On September 27, 1995, Racusin answered the complaint asserting that the two agreements are clear and speak for themselves. The case was removed to the Nevada Federal District Court on September 30, 1995. On October 8, 1996 the Nevada Federal District Court granted Racusin's motion to join the Company as a party to the litigation. On January 25, 1997, Racusin filed a motion for summary judgment requesting the Court find that Leroy's is an alter ego of the Company. It is the Company's position that Racusin cannot evidence that there has been a defacto merger between the Company and Leroy's. Such motion is pending before the Court and the case is awaiting a trial date.

Ground Lease

                  On March 31, 1997, James A. Rissler and Patricia R. Rissler ("Landlord") pursuant to the ground lease between the Hotel Operator and the Landlord by which the Company leases the real property on which the Hotel/Casino is located, filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the amounts paid to Jackpot for its operation of the slot machines in the Hotel/Casino is not deductible in calculating the gross gaming revenues for purpose of determining the rent payable by the Hotel Operator to the Landlord under the Lease. The specific language of the Lease provides that the Hotel Operator (as the tenant under the Lease) pay the Landlord additional monthly rent of 5% of (i) the rental paid by a gaming entity (a subtenant, concessionaire or assignee of the Hotel Operator) to the Hotel Operator, or (ii) the gross gaming revenue received in or on the premises, whichever is applicable, or if both are applicable, whichever is greater.

                  The Landlord's position is that any payments made to Jackpot for operation of the slot machines is not permitted to be deducted prior to calculating the amount due as additional rent to the Landlord under the Lease. The Landlord has requested approximately $5,600 of additional rent that is due from July 1996 through December 1996 and future additional rent as it may come due pursuant to the Landlord's calculation.

                  The Company believes that the Landlord is only entitled to receive 5% of the gross gaming revenues received by the Hotel Operator. The Landlord has been paid 5% of the gross gaming revenues received by the Hotel Operator and its predecessors without objection for the past 18 years under the Lease. The Company believes that the Landlord has waived any objection to the method of calculation of the percentage rent by its inaction during the prior 18 years and the execution of estoppel certificates at the time of the acquisition of the Hotel/Casino by the Company in May 1996.

                  The Landlord also seeks reimbursement of approximately $18,000 for the Landlord's attorney's fees and the Company disputes it is required to reimburse the Landlord for such fees.

                  As a result of the dispute, the Company has suspended its expansion plans for the Hotel/Casino. To the extent that a court determines that the Landlord is entitled to be paid from the Hotel Operator 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino, the reinstitution of the renovation and expansion of the Hotel/Casino and the profitability of the Hotel/Casino may be impacted. The Company is considering other plans for the operation of the Hotel/Casino in the event a determination by the Court in this lawsuit is made which is adverse to the Company.

                  The Company is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

                  The Company's common stock is reported by the NASDAQ National Market System under the symbol "BETM". The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASDAQ National Market System. Bid quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

      Period                               High                       Low
      ------                               ----                       ---
July 31, 1996                             10 3/4                      6 3/4
October 31, 1996                          10 1/4                      6 5/8
January 31, 1997                          15 1/4                      9

The approximate number of record holders of shares of the common stock of the Company outstanding as of April 15, 1997 was 33. No cash dividends have been declared or paid on the Company's common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

                  The Company was incorporated under the laws of the State of Nevada on August 2, 1995 to serve as the holding company of Leroy's, the Hotel Operator and the Casino Operator and through the Reorganization became such holding company. The Company did not conduct operations prior to the Reorganization and accordingly had no revenues during the last two fiscal years. See "Business" for a general discussion of the plan of operation of the Company, including without limitation, discussion of parimutuel wagering developments, acquisition of the Hotel Casino and CBS and expected changes in the number of Company employees.

Results of Operations

Fiscal Year Ended January 31, 1997 Compared to the Fiscal Year
Ended January 31, 1996

                  Revenues for the Fiscal year ended January 31, 1997, were $9,030,000, an increase of $3,453,000 from revenues of $5,577,000 for the Fiscal year ended January 31, 1996. The increase in revenues was primarily attributed to the following two events:

                  1. On May 15, 1996, the Company completed the acquisition of the Howard Johnson Hotel and Casino ("Hotel/Casino") located in Las Vegas, Nevada. Revenues from Hotel, Food and Beverage since the date of acquisition were approximately $2,560,000. Revenues from the Casino since the date of acquisition were approximately $372,000. The Hotel, Food and Beverage revenues since the date of acquisition consisted primarily of room sales of $1,421,000 and restaurant and bar sales of $1,018,000. The hotel occupancy rate averaged 83.3% since the acquisition date an increase of 14.6% over the hotel's average occupancy rate of 72.7% for the same period during the Fiscal year ended January 31, 1996. The favorable variance in occupancy percentage was due to increased bus tour groups during the summer months, convention attendance and the overall growth of tourism in Las Vegas. The Casino revenues since the date of acquisition consisted primarily of slot revenue of $365,000.

                  2. On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc. ("CBS") located in Las Vegas, Nevada. Revenues from CBS since the date of acquisition were approximately $915,000. CBS revenues consisted mainly of maintenance contract revenues of $476,000 and equipment sales of $258,000.

                  Revenues from horse and sports wagering were approximately $5,182,000 for the Fiscal year ended January 31, 1997, a decrease of $370,000 or 6.7% from revenues of $5,552,000 for the Fiscal year ended January 31, 1996. The decrease in horse and sports wagering revenues was attributed to the loss of certain sportsbooks during the Fiscal year ended January 31, 1997. Revenues of $4,301,000 for the Fiscal year ended January 31, 1997 at locations operating in both periods increased $335,000 or 8.4% over revenues of $3,966,000 for the Fiscal year ended January 31, 1996. Revenues of $881,000 for the Fiscal year ended January 31, 1997 at the locations that were not operating in both periods decreased $705,000 or 44.5% from revenues of $1,586,000 for the Fiscal year ended January 31, 1996. Handle (the total amount wagered at the Company's sports and race books) for the Fiscal year ended January 31, 1997 was $83,304,000 a decrease of $1,483,000 or 1.7% from the handle of $84,787,000 for the Fiscal year ended January 31, 1996. The decrease in handle was principally due to the loss of certain sportsbook locations partly offset by the handle from the new replacement locations which were opened at various times during the Fiscal year ended January 31, 1997. Handle of $70,565,000 for Fiscal year ended January 31, 1997 at locations that were operating in both periods increased $4,542,000 or 6.9% over the handle of $66,023,000 for the Fiscal year ended January 31, 1996. Handle of $12,739,000 for Fiscal year ended January 31, 1997 at the locations that were not operating in both periods decreased $6,025,000 or 32.1% from the handle of $18,764,000 for the Fiscal year ended January 31, 1996. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 6.2% for the Fiscal year ended January 31, 1997 a decrease of .4% compared to net win percentage for all race and sports wagering of 6.6% for the Fiscal year ended January 31, 1996. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage was attributed to unfavorable results in college football, professional basketball and boxing offset partially by favorable results in horse racing, baseball and hockey.

                  Direct costs were $4,629,000 for the Fiscal year ended January 31, 1997, an increase of $1,760,000 or 61.3% from direct costs of $2,869,000 for the Fiscal year ended January 31, 1996. Direct costs include product and installation cost of sales, labor costs, gaming taxes, gaming supplies, television simulcasting, franchise fees, and other costs. The increase in total direct costs was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in direct costs of $1,664,000 for the Fiscal year ended January 31, 1997, of which $1,528,000 were Hotel, Food and Beverage direct costs and $136,000 were Casino direct costs. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $389,000 for the Fiscal year ended January 31, 1997. Direct costs associated with horse and sports wagering were $2,540,000, a decrease of $293,000 or 10.3% as compared to direct costs of $2,833,000 for the Fiscal year ended January 31, 1996. The decrease in direct costs associated with horse and sports wagering was primarily attributed to lower labor costs and reduced gaming taxes due to lower revenues for the Fiscal year ended January 31, 1997, compared to Fiscal year ended January 31, 1996. Direct costs as a percentage of revenues was 51.3% a decrease of .1% as compared to direct costs as a percentage of revenues of 51.4% for the Fiscal year ended January 31, 1996.

                  Research and Development expenses were $124,000 for the Fiscal year ended January 31, 1997. These expenses relate exclusively to CBS and are attributed to software development for new products.

                  Selling, general and administrative expenses were $3,495,000 for the Fiscal year ended January 31, 1997, an increase of $1,666,000 or 91.1% from administrative expenses of $1,829,000 for the Fiscal year ended January 31, 1996. The increase in selling, general and administrative expenses for the Fiscal year ended January 31, 1997 was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in selling, general and administrative expenses of $1,163,000 for the Fiscal year ended January 31, 1997, of which $1,036,000 are Hotel, Food and Beverage expenses and $127,000 are Casino expenses. Since the acquisition, the Hotel/Casino has incurred repairs and maintenance expenses of $97,000 on the building and equipment. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $305,000 for the Fiscal year ended January 31, 1997. Remaining selling, general and administrative expenses were $1,984,000 for the Fiscal year ended January 31, 1997, an increase of $198,000 or 11.1% as compared to selling, general and administrative expenses of $1,786,000 for the Fiscal year ended January 31, 1996. The increase in remaining selling, general and administrative expenses was primarily attributed to higher labor related costs, rent, and taxes and licenses expenses for the Fiscal year ended January 31, 1997 compared to Fiscal year ended January 31, 1996. The increase in labor costs relates to the reclassification of corporate level administrative personnel during the Fiscal year ended January 31, 1997. The increase in rent and taxes and licenses were attributed to the addition of new sportsbooks during the Fiscal year ended January 3, 1997. Selling, general and administrative expenses were 38.7% of revenues for the Fiscal year ended January 31, 1997 compared to 32.8% for the Fiscal year ended January 31, 1996. The increase in selling, general and administrative expenses as a percentage of revenue for the Fiscal year ended January 31, 1997 was principally due to the acquisition of the Hotel/Casino and CBS.

                  Depreciation and amortization was $465,000 for the Fiscal year ended January 31, 1997, an increase of $320,000 or 220.7% from depreciation and amortization of $145,000 for the Fiscal year ended January 31, 1996. The increase was primarily due to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel/Casino and CBS, respectively. The increase in depreciation expense was due to the acquisition of capital equipment associated with the acquisition of the Hotel/Casino and CBS and the additional expense associated with new capital equipment purchases.

                  Restructuring expenses were $175,000 for the Fiscal year ended January 31, 1997. These expenses relate to the suspended Hotel/Casino renovation project. See "Legal Proceedings." A reserve has been recorded for items including, the termination of certain agreements, severance payments to employees and the abandonment of capital equipment.

                  Other income (expense) was $12,000 for the Fiscal year ended January 31, 1997, a decrease of $46,000, or 79.3%, from other income (expense) in the Fiscal year ended January 31, 1996 of $58,000. The decrease in other income (expense) was principally due to interest expense of $444,000 on the long-term debt of the Hotel/Casino and CBS and loss on asset disposal of $26,000. Partly offsetting these unfavorable items were the earnings of $317,000 from the investments of the net proceeds from the initial public offering of the Company's common stock, other interest income of $58,000 and equity in earnings of $68,000 from the partnership investment in the former owner of the Hotel/Casino.

                  Net income before income taxes for the Fiscal year ended January 31, 1997 of $154,000 varied unfavorably by $638,000 or 80.6% compared to the net earnings before income taxes of $792,000 for Fiscal year ended January 31, 1996. Net earnings from horse and sports wagering operations of $724,000 for the Fiscal year ended January 31, 1997 varied unfavorably by approximately $237,000 as compared to the net earnings of $961,000 for the Fiscal year ended January 31, 1996 principally due to reduced revenues and increased expenses. The net loss from the Hotel, Food and Beverage operations since the acquisition date was approximately $627,000 which includes a restructuring charge of $172,000. The net income from the Casino operations since the acquisition date was approximately $95,000. The net loss from CBS operations since the acquisition date was approximately $38,000. Partly offsetting these losses were earnings of $317,000 from temporary investments of the proceeds from the initial public offering of the Company's common stock.

Liquidity and Capital Resources

                  As of January 31, 1997, working capital was $8,148,000 reflecting the net proceeds from the Company's initial public offering and the exercise of the underwriters over-allotment option during the Second Quarter of Fiscal 1997.

                  In March 1995 Leroy's borrowed approximately $1,200,000 from Pioneer Citizen's Bank of Nevada, which was loaned to the Hotel Operator to acquire the initial 50% in the Hotel/Casino. As of January 31, 1997 the outstanding principal on the loan was $757,956. The loan is repayable on March 30, 1988 and bears an annual interest rate determined by the lender's prime rate. The current rate is 8.75%.

                  The Hotel Operator is a debtor under a loan (outstanding principal of $2,471,862 as of January 31, 1997) from American Bank of Commerce ("Bank") secured by a deed of trust, assignment of rents and security agreement with respect to the Hotel/Casino. The loan bears a variable annual interest rate and matures on April 5, 2001. The current and annual interest rate on the loan is 10.25%. Leroy's has guaranteed to the Bank all indebtedness under the loan.

                  CBS is a debtor under a loan (outstanding principal of $2,036,043 as of January 31, 1997) from Standard Life and Accident Insurance Company secured by a deed of trust and assignment of rents and leases with respect to the Company's corporate office building. The loan bears an annual interest rate of 8% and is due September 2015. The Company has guaranteed CBS' obligations under the loan.

                  Cash provided by operating activities was $1,222,000. Net investing activities amounted to $14,238,000 reflecting the purchase of property, plant and equipment, construction in progress, short-term investments, the purchase of the remaining fifty percent interest in the Hotel/Casino, the investment in a joint venture and the purchase of CBS. Net cash provided from financing activities amounted to $12,494,000 including the net proceeds from the Company's initial public offering of $13,711,000, issuance of stockholder notes of $2,433,000 and contributions from stockholders of $558,000, partly offset by distributions to stockholders of $3,649,000 and a decrease in long-term debt of $560,000.

                  Leroy's, was an S Corporation under the Internal Revenue Code. From inception through February 29, 1996, Leroy's made cash distributions of approximately $4,400,000 in aggregate to its stockholders. On March 21, 1996, Leroy's made cash distributions to its stockholders in the aggregate amount of $3,000,000 representing undistributed earnings as of January 31, 1996, on which the stockholders had previously paid federal income taxes. Of the $3,000,000 distributed, approximately $2,400,000 was loaned back to Leroy's by the stockholders and $558,000 was contributed as capital to Leroy's by the stockholders. The loans are repayable pursuant to stockholder notes maturing on May 1, 1998 and bear interest at prime rate at each fiscal quarter ending date.

                  On May 15, 1996, the Company completed an initial public offering of 2,250,000 shares (337,500 shares were sold on June 28, 1996 at $6.00 a share upon the exercise of the underwriters option) of its common stock at $6.00 per share. Simultaneous with the completion of the initial public offering, the Company completed the purchase of the remaining fifty percent interest in the 150 room hotel/casino complex located at 3111 W. Tropicana Ave. in Las Vegas, Nevada. The balance of the proceeds are planned to be used to renovate and expand the hotel/casino into a sports theme hotel/casino, to support the Company's growth and expansion strategy and for general corporate purposes. The renovation plans have been suspended until a dispute between the Company and the owner of the land underlying the Hotel/Casino concerning the ground lease for the land is resolved. See "Legal Proceedings."

                  Management believes that the Company will be able to satisfy its cash requirements for at least the next twelve months without having to raise additional funds.

                  Congress has created a national gaming study commission to be comprised of nine individuals appointed by Congress and the President. The commission generally would have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, State and local policy and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. Although as many as six members of the Commission have been appointed, President Clinton has yet to make the final appointment of the remaining three members. It is not possible to predict the future impact of the Commission on the Company and its operations as the Commission, when constituted, could propose legislation and actions that would materially adversely affect the Company's business.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                  The Statements contained in this document which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that Leroy's takes financial risks on the outcome of sporting events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

Item 7.           Financial Statements

                  Report of Independent Public Accountants.

                  Consolidated Balance Sheets as of January 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended January 31, 1997, and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended January 31, 1997, and 1996.

                  Consolidated Statements of Cash Flows for the years ended January 31, 1997, and 1996.

                  Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                  The directors and executive officers of the Company are as follows:

Name                          Age     Position
----                          ---     --------
Victor J. Salerno...........   53     President, Chief Executive Officer and
                                       Director
Robert D. Ciunci............   50     Chief Operating Officer, Chief Financial
                                       Officer, Executive Vice President and
                                       Director
Michael Merillat............   46     Vice President, Secretary and Director
Robert R. Barengo...........   55     Director
Michael Roxborough..........   46     Director


                  Victor J. Salerno has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Salerno has been the President, Chief Executive Officer and a Director of Leroy's since September 1979. Mr. Salerno served as an Executive Vice President and Director of Autotote CBS Corporation, a company that designs and installs computer systems for the sports betting business, from April 1989 until March 1, 1996. He is a past president of the Nevada Association of Race and Sports Operators. Mr. Salerno is the brother in-law of Mr. Merillat.

                  Robert D. Ciunci has been Executive Vice President, Chief Financial Officer and a Director of the Company since its inception and became the Chief Operating Officer of the Company on March 7, 1997. Mr. Ciunci has been the Chief Financial Officer of Leroy's since August 1, 1995. From 1981 to June 1995 he was employed by Autotote Corporation, a company that provides computerized wagering systems to race tracks and off track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a master's degree in business administration and has been a certified public accountant since 1971.

                  Michael Merillat has been Vice President, Secretary and a Director of the Company since its inception. Mr. Merillat has been employed by Leroy's since September 1978, currently as Vice President, Secretary, a Director and race manager. Mr. Merillat is the brother-in-law of Mr. Salerno.

                  Robert R. Barengo has been a Director of the Company since its inception. Mr. Barengo has been a Director of Leroy's since February 1992. He has been an attorney in private practice since 1972. Mr. Barengo was Speaker Pro Tempore and Speaker of Nevada's Assembly from 1978 to 1983. Mr. Barengo has been a director of the Riviera Holdings

Corporation and the Riviera Hotel and Casino since 1992. Since 1993, Mr. Barengo has also been and continues to be at present President and the sole shareholder of Silver State Disseminators Company, a company licensed by Nevada gaming authorities to disseminate racing information in the State of Nevada. Mr. Barengo has also been since 1993 and continues to be at present Chairman of the Nevada Dairy Commission. Mr. Barengo is a member of the Audit Committee of the Company's Board of Directors.

                  Michael Roxborough has been a director of the Company since its inception. Mr. Roxborough has been a director of Leroy's since September 1992. Since 1982, he has been the president of Las Vegas Sports Consultants, Inc., a provider of odds and point spreads to legal sports bookmaking operators including the Company, in the United States, Canada, Mexico, England, Ireland and Australia. Mr. Roxborough is a member of the Audit Committee of the Company's Board of Directors.

Item 10.          Executive Compensation

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal year indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 1997 ("named executive officer"):

                           SUMMARY COMPENSATION TABLE



                                                        Annual Compensation           Long term
                                                      -----------------------       Compensation
                                                                                       Awards
                                                                                 ---------------------
                                 Fiscal Year Ended                               Number of Securities
Name and Principal  Position        January 31        Salary        Bonus ($)    Underlying Options(1)
----------------------------        -----------       ------        ---------    ---------------------

Victor J. Salerno                      1997           208,000        39,604                  0
President and Chief
Executive Officer

Robert D. Ciunci                       1997           110,000         31,262            50,000
Chief Operating Officer,
Chief Financial Officer &
Executive Vice President


1. Represents options granted under the Company's 1995 Stock Option Plan. Mr. Salerno was not granted options during the fiscal year ended January 31, 1997.

The following table sets forth the number of securities underlying options, the exercise price and the expiration date for stock options granted to the Chief Executive Officer and the named executive officer who received options during the fiscal year ended January 31, 1997.

               Option Grants in Fiscal Year ended January 31, 1997
                                Individual Grants

         (a)                (b)                     (c)                 (d)               (e)
-------------------------------------------------------------------------------------------------

                          Number of           Percent of Total
                           Securities         Options Granted        Exercise
                          Underlying          to Employees in          Price           Expiration
         Name          Options Granted          Fiscal Year          ($/share)          Date (1)
         ----          ---------------      ------------------       ---------         ----------

Victor J. Salerno               0                   0                    N/A              N/A

Robert D. Ciunci           50,000                28.6%                 $6.8750         08/22/04



1. Options become exercisable three years after grant date, beginning on August 22, 1999, and expire on August 22, 2004.

The following table sets forth the number of exercisable and unexercisable options as of January 31, 1997, and the value of such options for the Chief Executive Officer and the named executive officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES

(a)               (b)               (c)              (d)                                (e)
---------------------------------------------------------------------------------------------------------------------

                                                     Number of Securities                          Value of
                                                     Underlying                                  Unexercised
                                                     Unexercised Options                        In-The-Money
                  Shares                             At Fiscal Year end (#)                  Options at FY End ($)
                  Acquired or       Value
Name              Exercised (#)     Realized         Exercisable/Unexercisable             Exercisable/Unexercisable
----              -------------     --------         -------------------------             -------------------------

Victor J.               0               0                      0/0                                  0/0
Salerno

Robert D.               0               0                      0/50,000(1)                          0/$198,100
Ciunci



(1) Options become exercisable on August 22, 1999 and expire on August 22, 2004.

Director's Compensation

Directors who are not employees or consultants of the Company receive a fee of $200 plus traveling expenses for each Board meeting they attend.

During the fiscal year ended January 31, 1997, pursuant to the Company's Directors' Stock Option Plan, options to purchase, respectively, 400 and 300 shares of the Company's common stock at an exercise price of $10.75 per share were granted to Messrs. Barengo and Roxborough. These options are fully exercisable on January 31, 1998 and expire on January 31, 2007.

                  In the year ended January 31, 1997, the Company paid $16,800 to Las Vegas Sports Consultants, Inc. for certain consulting services. Mr. Roxborough is the President of Las Vegas Sports Consultants, Inc.

Employment Agreements

                  On May 10, 1996, the Company entered into employment agreements with Victor Salerno and Robert Ciunci. Each agreement has a five-year initial term and shall automatically renew for one-year periods unless either party gives the other sixty (60) days written notice to terminate prior to the expiration of the current term.

                  Pursuant to his employment agreement, Mr. Salerno is employed as the President and Chief Executive Officer of the Company for a base salary of $200,000 per year ("Base Salary"). In addition, Mr. Salerno will be entitled to receive a performance bonus each calendar year ("Performance Bonus") equal to 5% of the Company's Pre-Tax Earnings (as defined in the agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof, the Company has agreed to pay as termination benefits to Mr. Salerno a continuation of his Base Salary, Performance Bonus and all other benefits under the agreement for the remainder of the then outstanding term. In the event Mr. Salerno dies or becomes disabled (as defined in the agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Salerno is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

                  Pursuant to his employment agreement, Mr. Ciunci is employed as the Chief Financial Officer and Executive Vice President of the Company for a base salary ("Base Salary") of $110,000 per year plus a performance bonus ("Performance Bonus") each calendar year equal to 3% of the Company's Pre-Tax Earnings (as defined in the agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof or there is a "Change of Control" or "Constructive Termination," the Company has agreed to pay to Mr. Ciunci, as termination benefits, a continuation of his Base Salary, Performance Bonus and all other benefits under the agreement for the remainder of the then outstanding term. A Change of Control occurs when a substantial portion of the assets of the Company is transferred, exchanged or sold to a non-affiliated third party or any person other than Mr. Salerno becomes the owner of securities of the Company representing 35% or more of the combined voting power of the Company's securities then outstanding. A Constructive Termination occurs when Mr. Ciunci is not re-appointed or re-elected to the position of Executive Vice President and Chief Financial Officer or if there is a change of his duties inconsistent with such offices. In the event Mr. Ciunci dies or becomes disabled (as defined in the agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Ciunci is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth, at April 15, 1997, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of April 15,1997, such as upon the exercise of options or warrants.


Name and Address                                           Number of Shares                            Percentage
----------------                                           ----------------                            ----------
Robert Barengo                                                525,000(1)                                  6.70%
675 Grier Drive
Las Vegas, Nevada 89119


Robert D. Ciunci                                              105,000(2)                                  1.34%
675 Grier Drive
Las Vegas, Nevada 89119


Michael Merillat                                              210,000(3)                                  2.68%
675 Grier Drive
Las Vegas, Nevada 89119


Michael Roxborough                                            519,600(4)                                  6.63%
675 Grier Drive
Las Vegas, Nevada 89119


Victor J. Salerno                                           3,885,000                                    49.57%
675 Grier Drive
Las Vegas, Nevada 89119

All directors and executive officers                        5,244,600                                    66.92%
 as a group (5 persons)


(1) Includes 525,000 shares held jointly with Mr. Barengo's wife. Does not include 400 shares which may only be issued upon the exercise of stock options after January 31, 1998.

(2) Does not include 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.

(3) Does not include 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.

(4) Does not include 300 shares which may only be issued upon exercise of stock options after January 31, 1998.

Item 12.          Certain Transactions

                  Prior to the Reorganization, Leroy's, the Hotel Operator and B-P were S Corporations under the Internal Revenue Code. From inception through February 29, 1996 Leroy's made cash distributions of approximately $4.4 million in the aggregate to the Original Stockholders. On March 21, 1996 Leroy's made cash distributions to the Original Stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed approximately $2.4 million was loaned back to Leroy's by the Original Stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. The loans are repayable pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at a current annual rate of 8.25%. In addition, B-P made cash distributions to its stockholders for the year ended December 31, 1995 and Leroy's, the Hotel Operator and B-P made cash distributions for the short tax year ended May 10, 1996 for the taxable income of such companies for such periods. Such distributions eliminate Leroy's, the Hotel Operator's and B-P's accumulated earnings through the date of termination of the S Corporation status of such corporations.

                  In conjunction with the Reorganization, Leroy's, the Hotel Operator and B-P and the Original Stockholders entered into an agreement on May 10, 1996 which provides that if Leroy's, the Hotel Operator or B-P obtain a tax benefit to the detriment of such stockholders for any tax period, on or prior to the effective date of the Reorganization, the affected company shall pay to the stockholders the tax benefit actually derived up to the amount of the tax detriment actually incurred. In addition, for up to $200,000 in the aggregate, such companies have agreed to pay to such stockholders any increased tax liability of such stockholders attributable to a determination by a court of competent jurisdiction or a federal taxing authority that with respect to the federal tax returns of such companies for taxable years prior to May 10, 1996, the tax liability of such companies shall be increased.

                  The Company provides managerial and related services to Leroy's, CBS and the Hotel Operator ("Operating Companies"). The Company provides executive and administrative services in exchange for a management fee equal to 9.5% of each Operating Company's gross operating revenues (including promotional allowances). During the year ended January 31, 1997, the Operating Companies paid the Company an aggregate of $541,282.

                  The Company and the Operating Companies entered into a consolidated income tax return tax sharing agreement on May 10, 1996. In general, the agreement provides that in conjunction with the filing of a consolidated federal income tax return with the Internal Revenue Service each of the Operating Companies will pay to the Company an amount equal to the federal income tax liability that such company would have paid if it were filing its own separate federal income tax return.

                  Pursuant to a stock purchase agreement, dated December 12, 1994, between Victor Salerno and Robert Ciunci, Mr. Salerno sold to Mr. Ciunci shares of stock of Leroy's constituting two percent of the outstanding shares of Leroy's for $100,000. The payment for such shares by Mr. Ciunci was required to be made after the receipt of the Nevada Gaming Commission's approval of such sale. The Nevada Gaming Commission approved the sale on February 22, 1996.

                  In 1995, in connection with the purchase of the initial 50% interests in the Partnership and B-P, Leroy's made a $200,000 deposit on behalf of Messrs. Salerno, Merillat, Barengo and Roxborough, for the purchase of such 50% interests. Such individuals transferred their right to purchase the Partnership to the Hotel Operator for which the Hotel Operator assumed such individuals' obligations to repay Leroy's.

                  Mr. Barengo is a director of the Riviera Hotel and Casino (the "Riviera"), at which the Company maintains one of its satellite sports book operations pursuant to a renewable one month lease for which the Company leases 200 square feet. The Company paid the Riviera rent of $158,654 and $141,883 for the years ended January 31, 1997 and 1996.

                  CBS leases 2,000 square feet of office space to MEGA$PORTS, Inc. in the building owned by CBS. Lease payments invoiced were $14,775 for the year ended January 31, 1997.

                  CBS leases 3,735 square feet of office space to Las Vegas Sports Consultants, Inc., a company of which Mr. Roxborough is President, in the building owned by CBS. Lease payments received by CBS were $16,470 for the year ended January 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
American Wagering, Inc.:

         We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (a Nevada corporation) and subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP


Las Vegas, Nevada
April 4, 1997

                                        AMERICAN WAGERING, INC.

                                      CONSOLIDATED BALANCE SHEETS

                                    As of January 31, 1997 and 1996

                                                       ASSETS
                                                                                     1997            1996
                                                                                 ------------    ------------
CURRENT ASSETS:
    Cash                                                                         $  3,416,412    $  3,938,582
    Short-term investments                                                          7,154,007            --
    Accounts receivable, net of allowance for doubtful accounts
     of $152,445                                                                      409,141            --
    Inventory                                                                         300,334            --
    Prepaid expenses and other current assets                                         392,678         459,414
                                                                                 ------------    ------------
                                                                                   11,672,572       4,397,996

PROPERTY AND EQUIPMENT, net                                                         8,710,404         420,992

INVESTMENT IN JOINT VENTURE AND PARTNERSHIP                                           134,599       1,331,844

INTANGIBLE ASSETS, net                                                              1,424,933            --

EXCESS OF COST OVER FAIR MARKET VALUE
 OF NET ASSETS ACQUIRED, net                                                        2,144,474            --

DEPOSITS AND OTHER ASSETS                                                             633,175          88,977
                                                                                 ------------    ------------

                                                                                 $ 24,720,157    $  6,239,809
                                                                                 ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $    383,673    $    236,365
    Accounts payable                                                                  922,206         287,640
    Accrued expenses                                                                  687,914         207,536
    Unpaid winning tickets                                                            927,866       1,006,056
    Other current liabilities                                                         602,659         656,157
                                                                                 ------------    ------------
                                                                                    3,524,318       2,393,754
LONG-TERM DEBT
    Stockholder notes payable                                                       2,433,124            --
    Long-term debt, less current portion                                            4,931,411         757,956
                                                                                 ------------    ------------
                                                                                    7,364,535         757,956
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: none                                      --              --
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,837,500
     and 5,250,000 shares                                                              78,375          50,251
    Additional paid-in capital                                                     14,686,208         445,006
    Retained earnings (deficit)                                                      (933,279)      2,592,842
                                                                                 ------------    ------------
                                                                                   13,831,304       3,088,099
                                                                                 ------------    ------------
                                                                                 $ 24,720,157    $  6,239,809
                                                                                 ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996


                                                          1997         1996
                                                       ----------   ----------


REVENUES                                                 $9,030,231   $5,577,477


OPERATING COSTS AND EXPENSES:

       Direct costs                                       4,629,355    2,868,568
       Research and development                             124,459         --
       Selling, general and administrative                3,494,858    1,829,427
       Restructuring charge                                 175,433         --
       Depreciation and amortization                        464,933      145,427
                                                         ----------   ----------

            Total operating costs and expenses            8,889,038    4,843,422
                                                         ----------   ----------

OPERATING INCOME                                            141,193      734,055

OTHER INCOME (EXPENSE):

       Interest income                                      375,224       68,978
       Other income                                          13,466       57,141
       Interest expense                                    (444,251)     (82,626)
       Equity in unconsolidated subsidiary                   68,041       14,528
                                                         ----------   ----------
           Total other income (expense)                      12,480       58,021

INCOME BEFORE PROVISION FOR INCOME TAXES                    153,673      792,076


PROVISION FOR INCOME TAXES                                   30,773

PROFORMA PROVISION FOR INCOME TAXES (UNAUDITED)                          269,306
                                                         ----------   ----------
NET INCOME                                               $  122,900
                                                         ==========   ==========
EARNINGS PER SHARE                                       $     0.02
                                                         ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                       7,142,432
                                                         ==========   ==========
PROFORMA NET INCOME (UNAUDITED)                          $  101,424   $  522,770
                                                         ==========   ==========

PROFORMA EARNINGS PER SHARE (UNAUDITED)                  $     0.01   $     0.10
                                                         ==========   ==========

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING (UNAUDITED)               5,250,000
                                                         ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.


                             AMERICAN WAGERING, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996


                                            Common Stock
                ---------------------------------------------------------------------
                   Leroy's Horse           Leroy's Hotel               American
                  and Sports Place          Corporation             Wagering, Inc.                      Retained
                ------------------       ------------------       -------------------     Additional    Earnings
                No. of                   No. of                   No. of                   Paid-In    (Accumulated         Total
                Shares     Balance       Shares     Balance       Shares      Balance      Capital      Deficit)          Equity
                ------     -------       ------     -------       ------      -------    ----------    -----------        ------
BALANCE
 January
 31, 1995       1,800      $50,000        ---       $ ---          ---        $ ---        $445,006    $3,500,766      $3,995,772

Formation
 of New
 Companies        ---        ---         25,000       250           100            1           ---         ---                251



Distribution      ---        ---          ---         ---          ---          ---            ---     (1,700,000)     (1,700,000)

Income before
 taxes            ---        ---          ---         ---          ---          ---            ---        792,076         792,076
                -----      -------      -------     -------      ------       ------      ---------    ----------      ----------

BALANCE
 January
 31, 1996       1,800      $50,000       25,000         250         100            1        445,006     2,592,842       3,088,099


Contributions    ---        ---          ---          ---          ---          ---         558,000       ---             558,000

Distributions    ---        ---          ---          ---          ---          ---          ---       (3,649,021)     (3,649,021)

Reorganization (1,800)     (50,000)     (25,000)       (250)  5,249,900       52,499         (2,249)      ---               ---

Proceeds from
 Offering         ---                     ---         ---     2,587,500       25,875      13,685,451      ---          13,711,326

Net
 Income           ---        ---          ---         ---          ---          ---          ---          122,900         122,900
                -----      -------      -------     -------      ------       ------      ---------    ----------      ----------

BALANCE
 January
 31, 1997         ---      $ ---          ---       $ ---     7,837,500     $ 78,375    $14,686,208     ($933,279)    $13,831,304
                =====      =======      =======     =======   =========     ========    ===========    ==========     ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

                                                                                   1997            1996
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $    122,900    $    522,770
                                                                               ------------    ------------
  Adjustments to reconcile net income to cash provided by operating activities:
     Pro forma income taxes (unaudited)                                                --           269,306
     Depreciation and amortization                                                  464,933         145,427
     Equity in earnings from investment in partnership                              (68,041)        (14,528)
     Provision for doubtful accounts                                                139,917            --
  Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts receivable                                                     (534,141)           --
           Inventory                                                               (142,784)           --
           Prepaid expenses and other current assets                                948,995         (59,386)
     Increase (decrease) in liabilities:
           Accounts payable                                                         601,140            --
           Accrued expenses                                                        (178,988)        455,569
           Unpaid winning tickets                                                   (78,190)         (5,193)
           Other current liabilities                                                (53,498)        224,988
                                                                               ------------    ------------
                Total adjustments                                                 1,099,343       1,016,183
                                                                               ------------    ------------
         Net cash provided by operating activities                                1,222,243       1,538,953
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (754,537)       (298,804)
     Proceeds from sale of property and equipment                                      --           150,000
     Deposits and other assets                                                     (294,899)        (66,487)
     Purchase of short-term investments                                          (7,154,007)           --
     Purchase of remaining 50% interest in partnership, net of cash acquired     (3,041,592)           --
     Purchase of CBS, net of cash acquired                                       (2,993,176)           --
     Proceeds from distribution of investee partnership                                --            10,000
                                                                               ------------    ------------
           Net cash used in investing activities                                (14,238,211)       (205,291)
                                                                               ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                 (559,631)       (180,196)
     Proceeds from Stockholder notes                                              2,433,124            --
     Net proceeds from issuance of common stock                                  13,711,326            --
     Contributions from stockholders                                                558,000            --
     Distributions to stockholders                                               (3,649,021)     (1,700,000)
                                                                               ------------    ------------
         Net cash provided by (used in) financing activities                     12,493,798      (1,880,196)
                                                                               ------------    ------------

NET DECREASE IN CASH                                                               (522,170)       (546,534)
CASH, beginning of period                                                         3,938,582       4,485,116
                                                                               ============    ============
CASH, end of period                                                            $  3,416,412    $  3,938,582
                                                                               ============    ============
                                                     (Continued)

                 The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN WAGERING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

                                  (Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the years ended January 31, 1997 and 1996 was $444,251 and $82,625, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
January 31, 1996 Transactions -
Investment in partnership financed with debt
($1,174,517) and assignment of stockholder receivables ($200,000).

January 31, 1997 Transactions -
In May, 1996 LHC purchased the remaining 50% of
BSRB Resort Hotels. The elimination of the investment in partnership, the assets acquired and the assumption of debt are as follows:

           Cash                                            $617,276
           Other current assets                             311,695
           Property and equipment                         4,740,000
           Deposits and other assets                         48,503
           Excess of cost over fair
             market value of net
             assets acquired                              2,227,883
           Accrued expenses                                (342,803)
           Note Payable                                  (2,543,801)
           Elimination of investment
             in partnership                              (1,399,885)
                                                         ----------
                                                         $3,658,868
                                                         ==========

In October, 1996 the Company purchased all of the capital stock of Autotote CBS for $3 million and incurred $155,707 in legal and accounting fees associated with the purchase. In conjunction with the acquisition, assets and liabilities were as follows:

           Cash                                         $  162,531
           Inventory                                       157,550
           Other current assets                            585,482
           Property and equipment                        3,115,802
           Investments                                     134,599
           Deposits and other assets                       208,045
           Intangible assets                             1,478,281
           Accrued expenses                               (349,990)
           Note Payable                                 (2,336,593)
                                                       -----------
                                                       $ 3,155,707
                                                       ===========

Purchase of vehicles financed with debt ($41,564)

Payment of insurance premiums financed with debt ($32,586)

The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1997



1.       Summary of Business and Significant Accounting Policies

         Summary of Business

         In August, 1995, American Wagering Inc., a Nevada corporation, (the "Company") was formed to be a holding company, for Leroy's Horse and Sports Place ("LHSP") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of LHSP and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

         LHSP was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sportsbook located on the premises of LHC in Las Vegas, Nevada. In addition, LHSP operates sports books throughout the state of Nevada in licensed gaming establishments not owned by LHSP. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. As of January 31, 1997 and 1996 the Company had 38 and 35 locations, respectively.

         LHC owns and operates a 150 room Howard Johnsons hotel (the "Hotel") and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant located in Las Vegas, Nevada. Additionally, LHSP operates a 5,600 square foot casino containing approximately 70 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

         In March, 1995, LHC purchased fifty percent interests in certain entities which owned and operated the Hotel/casino located in Las Vegas, Nevada. The related entities were BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which was wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note executed by LHSP for approximately $1.1 million.

         In February, 1996, the stockholders of LHSP purchased a fifty percent interest in the stock of B-P Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

         On May 15, 1996, the Company completed an initial public offering of common stock. The initial public offering price was $6.00 per share, with 2,250,000 common shares being offered. In June, 1996 the underwriter exercised its over-allotment option to purchase an additional 337,500 shares at $6.00 per share.

         On May 15, 1996, the Company purchased the remaining fifty percent interest in BSRB Resort Hotels and BP-Gaming Corporation ("B-P") for $3,601,000 in cash and the assumption of certain liabilities.

         On October 25, 1996, the Company acquired from Autotote Corporation ("AC"), all of the shares of capital stock of Autotote CBS, Inc. (subsequently renamed Computerized Bookmaking Systems, Inc.("CBS"), along with certain software and licensing rights) pursuant to a Stock Transfer Agreement between the Company and AC. In consideration the Company paid $3 million in cash to AC and agreed to guarantee, pursuant to a Guaranty Agreement, CBS's obligation under its current mortgage of approximately $2 million on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices.

         CBS, designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is also 50% partner in a joint venture that owns and operates MegaSports, Inc. ("MegaSports") which is developing software for parimutuel sports wagering.

         Short Term Investments

         Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

         Inventory

         Inventories are stated at the lower of cost (based on the first-in, first-out method) or market. Costs capitalized as inventory include direct labor and materials.

         Depreciation and Amortization

         Property and equipment are depreciated by use of the straight line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets.

         The excess of the cost over the fair market value of net assets of acquired companies has been capitalized and is being amortized over the periods expected to be benefited, or approximately 25 years. Accumulated amortization was $64,894 at January 31, 1997. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $53,348 at January 31, 1997.

         The realizability of intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company business. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.

         Revenue Recognition

         With respect to the casino segment, in accordance with industry practice, the Company recognizes race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. Sports wagering revenues are recognized based on the results of a completed sporting event. With respect to the Systems segment, the Company recognizes revenue when the software and hardware are installed at the customer location. Maintenance fee revenue is recognized as the services are provided.

         Earnings Per Share and Pro Forma Earnings Per Share

         The earnings per share calculation for the fiscal year ended January 31, 1997 is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effect of stock options granted. The number of outstanding shares of common stock were 5,250,000 through the initial public offering, 7,500,000 after the initial public offering on May 15, 1996 and 7,837,500 after the underwriter exercised its over-allotment option on June 28, 1996. The number of stock options granted were 174,900.

         The proforma earnings per share calculation for the fiscal year ended January 31, 1996 is computed on the basis of the number of shares of common stock outstanding during fiscal year 1996, restated for the Reorganization. The proforma income taxes presented for both years assumes that the Company would have incurred federal income taxes as a C corporation for the entire year at a 34 percent statutory rate.

                                                        1997           1996
                                                        ----           ----
         Income before provision for income taxes     $153,673       $792,076
         Provision for income taxes                     30,773          ---
         Proforma provision for income taxes            21,476        269,306
                                                      --------       --------
         Proforma net income                          $101,424       $522,770
                                                      ========       ========
         Proforma weighted average
          (Common Shares Outstanding)                7,142,432      5,250,000
                                                     =========      =========
         Proforma earnings per share                 $    0.01      $    0.10
                                                     =========      =========

         Use of Estimates

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

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

         Reclassifications

         Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

         Income Taxes

         In connection with the Reorganization, the S corporation status of LHSP and LHC terminated. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are measured using enacted statutory tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         Concentration of Risk

         The Company derives a substantial portion of its revenues from a limited number of licensed race and sports books in the State of Nevada. Limitations on the scope of operations at such licensed race and sports books due to statutory or regulatory changes or deterioration in the general economic conditions which impact the gaming industry in Nevada could adversely affect the Company's operating results.

         Approximately 26% and 31% of total handle (total amount wagered in race and sports events) and 29% and 19% of LHSP total revenues is related to professional football for the years ending January 31, 1997 and 1996, respectively. If the professional football season was interrupted due to strikes or other factors this may have a significant impact on the financial results of the Company.

2.       Inventory

         Inventory consisted of the following as of January 31, 1997:

                                                          1997
                                                          ----
                  Raw materials and spare parts        $   15,801
                  Work in process                           4,267
                  Finished goods                          264,532
                  Supplies                                 15,734
                                                       ----------
                                                       $  300,334
                                                       ===========

3.       Property and Equipment

         Property and equipment are stated at cost and consist of the following as of January 31, 1997 and 1996:

                                                                                          Estimated
                                                          1997            1996           Useful Life
                                                      ------------     ------------      ------------
             Land                                    $   575,000      $        -
             Buildings                                 6,771,263               -          39 years
             Furniture and fixtures                      729,888            131,366       5-10 years
             Equipment                                 1,254,691            757,641       5-20 years
             Other                                       224,343            243,181       5-10 years
             Construction in progress                    143,382               -
                                                    ------------      --------------
                                                       9,698,567          1,132,188
             Less: Accumulated depreciation             (988,163)          (711,196)
                                                    ------------      -------------
                                                    $  8,710,404      $     420,992
                                                    ============      =============

4.       Investment in Joint Venture and Partnership

         Investment in Partnership

         In March, 1995, LHC purchased fifty percent interests in certain entities which owned and operated the Hotel/casino located in Las Vegas, Nevada. The related entities were BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which was wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note incurred by LHSP for approximately $1.1 million. The purchase price of the 50% interest in BSRB Resort Hotels was approximately $1.4 million. On May 15, 1996, the Company acquired the remaining fifty percent interest in BSRB Resort Hotels. The excess of the purchase price over the fair market value of the net assets acquired is being amortized over 25 years. In February, 1996, the stockholders of LHSP purchased a fifty percent interest in the stock of B-P, which was contributed to the Company in connection with the Reorganization. The remaining fifty percent interest in B-P was also acquired by the Company on May 15, 1996.

         Summarized, combined financial information for BSRB Resort Hotels and B-P for the period from January 1, 1996 to May 15, 1996 is as follows:

                                 Revenues                  $ 1,597,000
                                 Operating Income          $   339,000
                                 Net Income                $   136,000


         Investment in Joint Venture

         The Company, through the acquisition of CBS on October 24, 1996, is involved in a joint venture with IGT-North America ("IGT"). CBS and IGT each own a fifty percent interest in the joint venture company named MegaSports, Inc., a Nevada corporation ("MegaSports"). MegaSports is an enterprise in the development stage and is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's investment in joint venture balance has arisen primarily through contributions of property and equipment.

         In February 1997, the Company received a reimbursement of $500,000 from IGT for previous start-up costs incurred by CBS related to the MegaSports investment in joint venture.

5.       Deposits and Other Assets

         Deposits and other assets consisted of the following at January 31, 1997 and 1996:

                                                        1997             1996
                                                      --------         --------

                  Loan fees, net                     $   121,241    $         -
                  Gaming and franchise fees              113,608              -
                  Deferred tax benefit                   100,205              -
                  Rent receivable - MegaSports            86,187              -
                  Note receivable                         84,380              -
                  Deposits                                50,296         88,977
                  Other                                   77,258              -
                                                     -----------    -----------
                                                     $   633,175    $    88,977
                                                     ===========    ===========

         Loan fees associated with the building mortgages have been capitalized and are being amortized over the related term of the mortgages and is net of accumulated amortization of $11,755 at January 31, 1997. Gaming and franchise fees related to gaming license and franchise agreements are being amortized over the life of the related agreements.

6.       Accrued Expenses

         Accrued expenses consisted of the following at January 31, 1997 and 1996:


                                                    1997            1996
                                                  -------         --------

         Payroll, bonus and vacation           $     422,656    $    172,536
         Restructuring charges                       175,433               -
         Other                                        89,825          35,000
                                               -------------    ------------
                                               $     687,914    $    207,536
                                               =============    ============

         Restructuring charges are attributed to costs associated with the closing of the Hotel/casino for renovations.

7.       Shareholder Notes Payable

         On March 21, 1996 LHSP made cash distributions to the origninal shareholders in the aggregate amount of $3 million representing undistributed earnings through January 31, 1996 on which the shareholders had previously paid federal income taxes. Of the $3 million distributed, $2,433,124 was loaned back to LHSP by the original shareholders. As of January 31, 1997, the outstanding aggregate principle balance of the shareholder notes was $2,433,124. These notes were originally due April 1, 1997 but have been extended 13 months from the original date of maturity to May 1, 1998. Interest accrues quarterly at the prime rate (8.25% at January 31, 1997). The notes are unsecured.

8.       Long-term Debt

         Long term debt consist of the following at January 31, 1997 and 1996:

                                                                                         1997                            1996
                                                                                         ----                            ----

         Note payable to a bank, monthly payments of principal and interest of
         $24,895, interest is at base rate (8.5% at January 31, 1997) plus
         1.75%, secured by Deed of Trust, maturing April 2001.                       $   2,471,862                 $          -

         Mortgage payable, monthly payments of principal and interest of
         $17,565, interest is at 8%, secured by building which serves as
         corporate headquarters, maturing September 2015.                                2,036,043                            -

         Note payable to a bank, monthly payments of principal and interest of
         $26,272, interest is at prime (8.25% at January 31, 1997) plus 0.5%,
         unsecured, maturing March 1998.                                                   757,956                      994,321

         Note payable to a finance company, monthly payments of principal and interest of $3,758, interest is at 9.0%, unsecured, maturing August
         1997.                                                                              25,345                            -

         Note payable to a bank, monthly payments of principal and interest of
         $404, interest is at 9.5%, secured by a vehicle, maturing December
         1999.                                                                              12,130                            -

         Note payable to a bank, monthly payments of principal and interest of
         $467, interest is at 8.9%, secured by a vehicle, maturing May 1999.                11,748                            -
                                                                                      ------------                  -----------

                                                                                         5,315,084                      994,321

         Less current portion                                                             (383,673)                    (236,365)
                                                                                     -------------                 ------------
                                                                                     $   4,931,411                 $    757,956
                                                                                     =============                 ============

         As of January 31, 1997, annual maturities of total long-term debt are as follows:

                  Year Ending
                  January 31,
                  -----------
                    1998                                  $  383,673
                    1999                                     615,199
                    2000                                     121,519
                    2001                                     126,687
                    2002                                   2,320,742
                    Thereafter                             1,747,264
                                                          ----------
                                                          $5,315,084
                                                          ==========


         In December 1996, LHSP obtained three irrevocable letters of credit ("ILOC") with a bank totaling $1,575,000 which replace the bonds used in the prior year to meet certain reserve requirements of the Nevada Gaming Commission imposed on race books and sports pools. Under the terms of the ILOC, LHSP pays an annual commitment fee of 0.85% of the total ILOC available. The commitment fee expense was $9,337 for the year ended January 31, 1997. The ILOC are renewed quarterly and expire in July 1997.

9.       Income Taxes

         The provision (benefit) for federal income taxes consisted of the following:

                                                                 January 31,
                                                                    1997
                                                                 -----------

                   Current                                    $      130,978
                   Deferred                                         (100,205)
                                                              ---------------
                                                              $       30,773
                                                              ===============

         The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

                                                                 January 31,
                                                                    1997
                                                                 ------------
         Deferred Tax Assets:
                   Restructuring charges                              59,647
                   Bad debt reserve                                   45,900
                   Amortization                                        8,295
                                                              --------------
                                                                     113,842
         Deferred Tax Liabilities:
                   Depreciation                                      (13,637)
                                                              --------------
                                                              $      100,205
                                                              ==============

         The Company did not record a valuation allowance at January 31, 1997 relating to recorded tax benefits because in managements opinion all benefits are likely to be realized.

         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                    Federal Statutory rate             34%
                    Tax benefit of S Corporation
                      earnings                        (16)
                    Other                               2
                                                      ----
                    Effective tax rate                 20%
                                                      ====

         The accompanying statement of operations for the fiscal year ended January 31, 1996 includes an unaudited pro forma provision for income taxes, using a tax rate of 34 percent, to reflect the estimated tax expense of the Company as if they had been subject to federal income taxes for the period.

10.      Commitments and Contingencies

         Leases

         As of January 31, 1997 the Company had operating leases at various non-Company owned locations. Total rental expense for these leases was approximately $479,000 and $503,000 for the years ended January 31, 1997 and 1996, respectively. These lease terms vary from one to six years depending on the location.

         Under leases for three of the Company's operating locations rent is based on a percentage of income above specified thresholds. Rent expense for these locations, which is included in the total rent expense above, was $225,000 and $188,000 for the years ended January 31, 1997 and 1996, respectively.

         At January 31, 1997, future minimum rental payments under non-cancelable leases are as follows:


                        January 31,
                        -----------
                           1998                     $     210,041
                           1999                           135,116
                           2000                            91,996
                           2001                            83,764
                           2002                            72,150
                           Thereafter                   3,960,000
                                                    -------------
                                                    $   4,553,067
                                                    =============

         Litigation

         In August, 1995 LHSP filed a complaint in the District Court of Clark County, Nevada, requesting the court declare relief from two written agreements between LHSP and an individual. The agreements provide for fees or stock in LHSP to be paid to the individual in the event of an initial public offering of LHSP. The individual has answered the complaint, and the case is currently in the discovery process. Although the Company believes the agreements are unenforceable, and intends to vigorously pursue this action, the outcome cannot be reasonably determined at this time. An unfavorable outcome may have a significant impact on the Company's financial position and may result in the dilution of stock value.

         On March 31, 1997 the owner of the land under which the Hotel/Casino stands, filed a complaint in the District Court of Clark County, Nevada, claiming additional rents under the terms of the ground lease. The Company believes the payments are consistent with previous payments under the lease made by the Company's predecessors and intends to vigorously fight the action.

         As a result of this dispute, the Company has suspended its expansion plans for the Hotel/Casino. To the extent that a court determines that the Landlord is entitled to 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino, the reinstitution of the renovation and expansion of the Hotel/Casino and the profitability of the Hotel/Casino may be impacted. The Company is considering other plans for the operation of the Hotel/Casino in the event a determination by the Court in this lawsuit is made which is adverse to the Company.

         The Company is also party to other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

11.      Stock Options

         The Board of Directors has authorized 375,000 shares of Common Stock under the 1995 Stock Option Plan and Directors' Stock Option Plan which may be granted to employees and directors of the Company. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 years. Options granted under the plans generally become exercisable on a single date from three to five years from the date of grant.

         Summarized information for the stock option plans is as follows:

                                                                  Year ended January 31, 1997
                                                                 ----------------------------
                                                                                 Weighted-
                                                                                  Average
                                                                   Options     Exercise Price
                                                                   -------     --------------


                                      Granted                      174,900     $      7.58
                                                                   ------------------------


          Outstanding at the end of the year                       174,900     $      7.58
                                                                   ========================

          Options exercisable at the end of the year                     -
                                                                   ========

          Options available for grant at the end of
          the  year                                                200,100
                                                                   ========

          The following table summarizes information about stock options outstanding at January 31, 1997:

                                                                           Weighted-Average
                         Range of                      Number            Remaining Contractual           Weighted-Average
                      Exercise Prices                Outstanding                 Life                     Exercise Price
                   -------------------------       ------------          ---------------------           ----------------
                     $6.88  to  $9.88                 174,900                  4.6 years                       $7.58

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

         Under SFAS No. 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

         The Company has elected to continue to account for employee stock options under APB 25. Accordingly, no material compensation cost has been recognized.

         The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined consistent with SFAS No. 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted during the fiscal year ended January 31, 1997.

                                                                 Year Ended
                                                               January 31, 1997
                                                               ----------------
                Net income
                  As reported                                   $   122,900
                   Pro forma                                         35,920

                Net income per share
                  As reported                                           .02
                  Pro forma                                             .01

                Weighted-average assumptions
                  Expected stock price volatility                     60.00%
                  Risk-free interest rate                              6.50%
                  Expected option lives                           4.6 years
                  Estimated fair value of options granted       $      4.38

12.      Business Segment Reporting

         The Company's primary operations are reported in the following four segments: Horse and Sports Wagering, Hotel, Food and Beverage, Casino and Computerized Bookmaking Systems ("Systems").

         The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sportsbooks in the state of Nevada. In addition to its main location, the Company operates 37 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada.

         The Hotel, Food and Beverage segment owns and operates a 150 room Howard Johnson Hotel and, through its wholly owned subsidiary, an adjacent International House of Pancakes restaurant located in Las Vegas, Nevada.

         The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 74 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Computerized Bookmaking Systems segment designs, installs and maintains race and sports book equipment, software and computer systems to the sports betting industry.

         The following summarizes the segment information for the Company:

                                Years      Horse and      Hotel,
                                Ended        Sports      Food and
                             January 31,   Wagering      Beverage     Casino     Systems    Corporate      Total
                             -----------   ---------     --------     ------     -------    ---------      -----
          Revenues              1997       $5,182,035   $ 2,560,116  $ 372,007  $  914,677  $    1,396   $ 9,030,231
                                1996        5,551,683        17,296      8,498          -           -      5,577,477

          Operating             1997          653,532     (463,596)     94,734     (3,927)    (139,550)      141,193
          Income (Loss)         1996        1,025,931      (90,516)         -           -     (201,360)      734,055

          Capital               1997          221,663      477,569      51,735       3,570          -        754,537
          Expenditures          1996          298,804           -           -           -           -        298,804

          Depreciation and      1997          145,305       209,078     11,050      99,500          -        464,933
          Amortization          1996           98,227        47,200         -           -           -        145,427

          Indentifiable         1997        3,633,668     7,672,444    350,153   5,781,141   7,282,751    24,720,157
          Assets                1996        4,841,383     1,398,425         -           -            1     6,239,809

13.      Related Parties

         CBS leases space to MegaSports, Inc. for its corporate offices in the building owned by CBS. Lease payments invoiced were $14,775 for the year ended January 31, 1997.

         CBS leases space in the building it owns to a company where a shareholder and board member is an employee. Lease payments received by CBS were $16,470 for the year ended January 31, 1997.

         A shareholder and board member of the Company is also a board member of a company which owns a gaming establishment in which LHSP leases space for a sports book operation. Lease payments made to this establishment were $158,654 and $141,883 for the years ended January 31, 1997 and 1996, respectively.

         LHSP paid fees for odds-making services to a company where a shareholder and board member is an employee. These fees, included in direct costs, were $16,800 and $16,091 for the years ended January 31, 1997 and 1996, respectively.

         In conjunction with the Reorganization, LHSP, LHC and B-P and the Original Stockholders entered into an agreement on May 10, 1996 which provides that if Leroy's, LHC or B-P obtain a tax benefit to the detriment of such stockholders for any tax period, on or prior to the effective date of the Reorganization, the affected company shall pay to the stockholders the tax benefit actually derived up to the amount of the tax detriment actually incurred. In addition, for up to $200,000 in the aggregate, such companies have agreed to pay to such stockholders any increased tax liability of such stockholders attributable to a determination by a court of competent jurisdication or a fedeal taxing authority that with respect to the federal tax returns of such companies for taxable years prior to May 10, 1996, the tax liability of such companies shall be increased.

14.      Acquisition

         On October 25, 1996, the Company purchased CBS for $3,000,000 in cash and agreed to guarantee, pursuant to a Guarantee Agreement, CBS's obligation under its current mortgage of approximately $2,000,000 on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices. In addition, the Company had incurred costs of $155,707 in connection with the acquisition. CBS is the dominant provider of sports and race book equipment and software in the state of Nevada, including all major casinos along the Las Vegas strip. The accompanying statements of operations includes the operations of CBS from the date of acquisition. The acquisition of CBS has been accounted for as a purchase. Unaudited proforma condensed consolidated financial information for the Company assuming the acquisition of CBS had occurred as of February 1, 1996 is as follows:

                                                                    1997
                                                                   ------
                       Revenues                                 $   12,113,000
                       Operating income                         $      424,000
                       Net income before Income taxes           $      333,000
                       Net income                               $      302,000

         The unaudited proforma amounts reflect the Company's actual results combined with CBS's actual results for the periods presented, adjusted to reflect additional depreciation and amortization expense arising from the purchase and associated income tax impacts at the federal statutory rate of 34 percent.

         The purchase price allocation for CBS is based on initial estimates obtained by the Company of the fair value of the assets and liabilities acquired. The final allocation will be based on additional assessments of asset and liability values.

Item 13.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits are listed in the Index to Exhibits on pages 39 through 41.

         (b)      Reports on Form 8-K

                  On November 8, 1996 the Company filed a Form 8-K with respect to items 2 and 7 and on January 7, 1997, the Company filed an amendment to such 8-K which contained the following financial statements:

                      1. The balance sheets of CBS as of October 31, 1995 and as of October 24, 1996, and the related statements of income, stockholders' equity and cash flows for the year ended October 31, 1995 and for the period from November 1, 1995 to October 24, 1996, together with the related notes and audit report of Arthur Andersen LLP.

                      2. Unaudited pro forma financial statements which include:

                           Introduction to pro forma financial statements; pro forma condensed statement of income of the Company for the nine month period ended October 31, 1996; pro forma condensed statement of income of the Company for the year ended January 31, 1996; and notes to pro forma financial statements.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN WAGERING, INC.



                                    By:   /s/ Victor Salerno
                                          -------------------------------------
                                          Victor Salerno, President and Chief
                                          Executive Officer


                  In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                      Title                                      Date
         ---------                                      -----                                      ----

     /s/ Victor Salerno                           President; Chief Executive                  April 30, 1997
----------------------------------                Officer; Director
         Victor Salerno


     /s/ Robert R. Barengo                        Director                                    April 30, 1997
----------------------------------
         Robert R. Barengo


     /s/ Michael Roxborough                       Director                                    April 30, 1997
----------------------------------
         Michael Roxborough


     /s/ Michael S. Merillat                      Director                                    April 30, 1997
----------------------------------
         Michael S. Merillat


     /s/ Robert D. Ciunci                         Chief Financial Officer                     April 30, 1997
----------------------------------                (Principal Financial and
         Robert D. Ciunci                         Accounting Officer);
                                                  Director



                                INDEX TO EXHIBITS




Exhibit                                     Description                              Incorporated by Reference to
-------                                     -----------                              ----------------------------
Number
------
3.1               Amended and Restated Articles of Incorporation of the              Exhibit 3.1 to Registration
                  Registrant                                                         Statement on Form SB-2, File No.
                                                                                     33-80431

3.2               By-Laws of the Registrant                                          Filed herewith

4.1               Form of Common Stock Certificate                                   Exhibit 4.1 to Registration
                                                                                     Statement on Form SB-2, File No.
                                                                                     33-80431

4.2               Form of Underwriters' Warrant to Purchase Shares                   Exhibit 4.2 to Registration
                                                                                     Statement on Form SB-2, File No.
                                                                                     33-80431

10.1              Employment Agreement between the Registrant and Victor             Exhibit 10.1 to Registration
                  Salerno dated as of August 1, 1995                                 Statement on Form SB-2, File No.
                                                                                     33-80431

10.2              Employment Agreement between the Registrant and Robert             Exhibit 10.2 to Registration
                  Ciunci dated as of August 1, 1995                                  Statement on Form SB-2, File No.
                                                                                     33-80431

10.3              Registrant's 1995 Stock Option Plan                                Exhibit 10.3 to Registration
                                                                                     Statement on Form SB-2, File No.
                                                                                     33-80431

10.4              Directors' Stock Option Plan                                       Exhibit 10.4 to Registration
                                                                                     Statement on Form SB-2, File No.
                                                                                     33-80431

10.5              Purchase Agreement between R. Paul Bruyea, Painted Desert          Exhibit 10.5 to Registration
                  Associates LLP  and Leroy's Hotel Corporation dated                Statement on Form SB-2, File No.
                  November 3, 1995                                                   33-80431

10.5.1            Amendment No. 1 to Purchase Agreement among R. Paul                Exhibit 10.5.1 to Registration
                  Bruyea, Painted Desert Limited Partnership and Leroy's Hotel       Statement on Form SB-2, File No.
                  Corporation dated February 1, 1996                                 33-80431

10.6              Form of Agreement and Plan of Reorganization among                 Exhibit 10.6 to Registration
                  Registrant and Subsidiaries                                        Statement on Form SB-2, File No.
                                                                                     33-80431



Exhibit                                     Description                              Incorporated by Reference to
-------                                     -----------                              ----------------------------
Number
------
10.7              Form of Promissory Note made by Leroy's Horse and Sports           Exhibit 10.7 to Registration
                  Place, Inc. in favor of each Original Stockholder                  Statement on Form SB-2, File No.
                                                                                     33-80431

10.8              Form of Management Agreement between Registrant and each           Exhibit 10.8 to Registration
                  Subsidiary                                                         Statement on Form SB-2, File No.
                                                                                     33-80431

10.9              Form of Tax Indemnity Agreement among Leroy's Horse and            Exhibit 10.9 to Registration
                  Sports Place, Inc., Leroy's Hotel Corporation, B-P Gaming          Statement on Form SB-2, File No.
                  Corporation and the Original Stockholders                          33-80431

10.10             Form of Consolidated Income Tax Return Tax Sharing                 Exhibit 10.10 to Registration
                  Agreement among Registrant and its Subsidiaries                    Statement on Form SB-2, File No.
                                                                                     33-80431

10.11             License Agreement between Howard Johnson International,            Filed herewith
                  Inc. And Leroy's Hotel Corporation, dated May 9, 1996

10.12             International House of Pancakes Franchise Agreement between        Exhibit 10.12 to Registration
                  B-P Food Corporation and International House of Pancakes,          Statement on Form SB-2, File No.
                  Inc. dated February 19, 1980                                       33-80431

10.13             Indenture of Lease between Bruyea Pond Las Vegas and               Exhibit 10.13 to Registration
                  James A. Rissler, Florence Theis, and O.J. Tomson, dated           Statement on Form SB-2, File No.
                  February 1, 1978, as amended, for ground lease of 3111 West        33-80431
                  Tropicana Avenue, Las Vegas, Nevada

10.14             Deed of Trust, Assignment of Rents and Security Agreement          Exhibit 10.14 to Registration
                  of Bruyea Pond Las Vegas ("BPLV") to Crocker National              Statement on Form SB-2, File No.
                  Bank dated June 27, 1979                                           33-80431

10.15             Tri-Party Agreement between Crocker National Bank, Eastern         Exhibit 10.15 to Registration
                  Savings Bank and BPLV dated July 2, 1979                           Statement on Form SB-2, File No.
                                                                                     33-80431

10.16             Assignment of BPLV's Interest in Ground Lease to Eastern           Exhibit 10.16 to Registration
                  Savings Bank, predecessor to Apple Bank For Savings, dated         Statement on Form SB-2, File No.
                  May 21, 1981                                                       33-80431

10.17             Business Loan Agreement between Leroy's Horse and Sports           Exhibit 10.17 to Registration
                  Place, Inc. and Pioneer Citizens Bank of Nevada, dated             Statement on Form SB-2, File No.
                  March 30, 1995.                                                    33-80431



Exhibit                                     Description                              Incorporated by Reference to
-------                                     -----------                              ----------------------------
Number
------
10.18             Stock Purchase Agreement between Messrs. Salerno and               Exhibit 10.18 to Registration
                  Vacarro dated December 12, 1994                                    Statement on Form SB-2, File No.
                                                                                     33-80431

10.19             Stock Purchase Agreement between Messrs. Salerno and               Exhibit 10.19 to Registration
                  Ciunci dated December 12, 1994                                     Statement on Form SB-2, File No.
                                                                                     33-80431

10.24             Form of Indemnification Agreement between the Registrant           Exhibit 10.24 to Registration
                  and each of its directors                                          Statement on Form SB-2, File No.
                                                                                     33-80431

10.25             Absolute Assignment of Leases and Rents between Autotote           Filed herewith
                  CBS, Inc. and Standard Life and Accident Insurance Company
                  dated August 31, 1995

10.26             Deed of Trust, Security Agreement and Financing Statement          Filed herewith
                  between Autotote CBS, Inc. and Jerry L. Adams, Trustee, as
                  Trustee, for the benefit of Standard Life and Accident
                  Insurance Company dated August 31, 1995

15.1              Letter Concerning Unaudited Interim Financial Information of       Exhibit 15.1 to Registration
                  Arthur Andersen LLP.                                               Statement on Form SB-2, File No.
                                                                                     33-80431

21.1              Subsidiaries                                                       Filed herewith
23.1              Consent of Arthur Andersen LLP, the Registrant's Independent       Exhibit 23.1 to Registration
                  Certified Public Accountants                                       Statement on Form SB-2, File No.
                                                                                     33-80431

27                Financial Data Schedule                                            Filed herewith