Form 10-Q
period 1997-04-30
AMERICAN WAGERING INC
filed 1997-06-16
CIK 1005214

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997
                               --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number:   000-20685
                          _________________________________________

                             American Wagering, Inc.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                  Nevada                                   88-0344658
_________________________________________            ___________________________
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
________________________________________________________________________________
                     (Address of principal executive office)

                                 (702) 735-0101
________________________________________________________________________________
                           (Issuer's telephone number)

________________________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last year)

         Check whether the issuer (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X    No
     _______    _______

         The number of shares of Common Stock outstanding as of June 13, 1997 was 7,837,500.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     AMERICAN WAGERING, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                   April 30,      January 31,
                                                                                     1997            1997
                                                                                 ------------    ------------

CURRENT ASSETS:
    Cash                                                                         $  3,263,129    $  3,416,412
    Short-term investments                                                          7,229,037       7,154,007
    Accounts receivable, net of allowance for doubtful accounts
     of $147,445 and $152,445.                                                        139,040         409,141
    Inventory                                                                         487,138         300,334
    Prepaid expenses and other current assets                                         461,001         392,678
                                                                                 ------------    ------------
                                                                                   11,579,345      11,672,572

PROPERTY AND EQUIPMENT, net                                                         8,734,144       8,710,404

INVESTMENT IN JOINT VENTURE                                                           395,795         134,599

INTANGIBLE ASSETS, net                                                                616,539       1,424,933

EXCESS OF COST OVER FAIR MARKET VALUE
 OF NET ASSETS ACQUIRED, net                                                        2,122,279       2,144,474

DEPOSITS AND OTHER ASSETS                                                             638,951         633,175
                                                                                 ------------    ------------

                                                                                 $ 24,087,053    $ 24,720,157
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $    837,835    $    383,673
    Accounts payable                                                                  897,860         922,206
    Accrued expenses                                                                  610,847         687,914
    Unpaid winning tickets                                                            618,068         927,866
    Other current liabilities                                                         871,903         602,659
                                                                                 ------------    ------------
                                                                                    3,836,513       3,524,318
LONG-TERM DEBT
    Stockholder notes payable                                                       2,433,124       2,433,124
    Long-term debt, less current portion                                            4,402,990       4,931,411
                                                                                 ------------    ------------
                                                                                    6,836,114       7,364,535
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: none                                      --              --
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,837,500                              78,375          78,375
    Additional paid-in capital                                                     14,686,208      14,686,208
    Retained earnings (deficit)                                                    (1,350,157)       (933,279)
                                                                                 ------------    ------------
                                                                                   13,414,426      13,831,304
                                                                                 ------------    ------------
                                                                                 $ 24,087,053    $ 24,720,157
                                                                                 ============    ============

Note: The consolidated balance sheet at January 31, 1997 has been derived from the audited financial statements at that date.








  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996


                                                           1997         1996
                                                        ----------   ----------


REVENUES                                                $2,597,878   $1,056,926


OPERATING COSTS AND EXPENSES:


       Direct costs                                      1,974,267      795,756
       Research and development                             96,117         --
       Selling, general and administrative                 649,906      244,288
       Depreciation and amortization                       232,589       37,817
                                                        ----------   ----------

            Total operating costs and expenses           2,952,879    1,077,861
                                                        ----------   ----------

OPERATING LOSS                                            (355,001)     (20,935)

OTHER INCOME (EXPENSE):

       Interest income                                     101,351       16,246
       Other income                                          3,127       59,228
       Interest expense                                   (166,356)     (46,507)
                                                        ----------   ----------
           Total other income (expense)                    (61,878)      28,967
                                                        ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (416,879)       8,032


PROVISION (BENEFIT) FOR INCOME TAXES                           --          --

PROFORMA PROVISION FOR INCOME TAXES                            --         2,731
                                                        ----------   ----------
NET LOSS                                                $ (416,879)         --
                                                        ==========   ==========
LOSS PER SHARE                                          $    (0.05)         --
                                                        ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                      7,837,500          --
                                                        ==========   ==========
PROFORMA NET INCOME                                     $      --    $    5,301
                                                        ==========   ==========

PROFORMA EARNINGS PER SHARE                             $      --    $     0.00
                                                        ==========   ==========

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING                   --     5,250,000
                                                        ==========   ==========



















  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                                                    1997            1996
                                                                                ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $  (416,879)      $     5,301
                                                                                -----------       -----------
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Pro forma provision for income taxes (unaudited)                                  --               2,731
     Depreciation and amortization                                                  232,589            37,817
     Equity in earnings from investment in partnership                                 --             (59,087)
     Interest from short-term investments                                           (75,030)             --
     Provision for doubtful accounts                                                 (5,000)             --
  Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts receivable                                                      275,102              --
           Inventory                                                               (186,804)             --
           Prepaid expenses and other current assets                                (68,323)          104,633
     Increase (decrease) in liabilities:
            Accounts payable                                                        (24,346)         (199,824)
            Accrued expenses                                                        (77,067)           83,799
           Unpaid winning tickets                                                  (309,798)         (446,344)
           Other current liabilities                                                269,244          (183,550)
                                                                                -----------       -----------
                Total adjustments                                                    30,567          (659,825)
                                                                                -----------       -----------
         Net cash used in operating activities                                     (386,312)         (654,524)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (179,940)          (14,699)
     Deposits and other assets                                                       (5,776)           (1,016)
     Contributions to the joint venture                                              (6,996)             --
     Proceeds received from joint venture partner                                   500,000              --
                                                                                -----------       -----------
           Net cash provided by (used in) investing activities                      307,288           (15,715)
                                                                                -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                   (74,259)          (57,489)
     Proceeds from stockholder notes                                                   --           2,433,124
     Contributions from stockholders                                                   --             558,000
     Distributions to stockholders                                                     --          (3,649,021)
                                                                                -----------       -----------
         Net cash provided by (used in) financing activities                        (74,259)         (715,386)
                                                                                -----------       -----------

NET DECREASE IN CASH                                                               (153,283)       (1,385,625)
CASH, beginning of period                                                         3,416,412         3,938,582
                                                                                ===========       ===========
CASH, end of period                                                             $ 3,263,129       $ 2,552,957
                                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the three months ended April 30, 1997 and 1996 was $166,356 and $46,507.

Cash paid for income taxes during the three months ended April 30, 1997 and 1996 was $136,000 and $0.











  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996



1.       Information and Disclosure

         The accompanying unaudited condensed consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of the Company for the periods presented. The financial statements as of and for the years ended January 31, 1997 and 1996 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

         Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these consolidated financial statements involves the Company's Horse and Sports Wagering Segment and relates to setting and adjusting lines on sporting events. The sportsbook operator is betting as a principal against its patrons. Therefore, if the "book" of wagers placed on an event is not balanced, the sportsbook operator is significantly at risk for the outcome of a sporting event. Although sportsbook operators attempt to keep the book in balance by adjusting the betting line, the risk of a non-balanced book is inherent in the operation of a sportsbook. To the extent that a book on a particular event is not balanced, the book-making operation, like its patrons, is gambling on the outcome of an event.

         In February, 1997, the Company formed American Wagering Management Company, Inc. to facilitate the management services provided to its subsidiaries. Management service fees such as human resources, accounting and marketing are centralized and are billed monthly to each subsidiary through intercompany transactions at 9.5% of their respective gross incomes. Management service fees for the three months ended April 30, 1997 were $187,000.

         Reclassifications

         Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

         Period Results Not Indicative of the Full Year

         The results of operations for the three months ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       Investment in Joint Venture

         The Company, through the acquisition of Computerized Bookmaking Systems, Inc. ("CBS") on October 24, 1996, is involved in a joint venture with IGT-North America ("IGT"). CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports"). Mega$ports is an enterprise in the development stage and is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's investment in joint venture balance has arisen primarily through contributions of property and equipment.

         In February 1997, the Company received a reimbursement of $500,000 from IGT for previous start-up costs incurred by CBS related to the Mega$ports investment in joint venture. The contribution by IGT was treated as a "contingent asset", as defined by SFAS No. 38 "Accounting for Business Combinations", which was resolved within a short period of time after the consummation of the acquisition of CBS and was accounted for as a purchase price allocation adjustment. Accordingly, the investment in joint venture balance and intangibles arising from the CBS acquisition were revalued to reflect the increase in the total contribution to the joint venture by CBS.

3.       Business Segment Reporting

         The Company's primary operations are reported in the following four segments: Horse and Sports Wagering, Hotel, Food and Beverage, Casino and Computerized Bookmaking Systems ("Systems").

         The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sportsbooks in the state of Nevada. In addition to its main location, the Company operates 40 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada.

         The Hotel, Food and Beverage segment consists of Hotel and Food operations of a 150 room Howard Johnson Hotel and adjacent International House of Pancakes restaurant located in Las Vegas, Nevada.

         The Casino segment consists of the operations of a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 74 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Computerized Bookmaking Systems segment consists of operations which design, install and maintain race and sports book equipment, software and computer systems to the sports betting industry.

         The following summarizes the segment information for the Company:

                              Three months   Horse and        Hotel,
                                 ended        Sports         Food and
                               April 30,     Wagering        Beverage      Casino       Systems     Corporate            Total
                              ------------   ---------       --------      ------       -------     ---------            -----
         Revenues                1997       $  961,234      $  912,532    $135,088    $  589,024   $       --        $ 2,597,878
                                 1996        1,056,926              --          --            --           --          1,056,926

         Operating Income        1997          (86,634)        (44,185)     32,323        24,197     (280,702)          (355,001)
          (Loss)                 1996           49,416         (16,750)         --            --      (53,601)           (20,935)

         Capital Expenditure     1997          110,490          46,186          --        16,641        6,623            179,940
                                 1996           10,303           4,395          --            --           --             14,698

         Depreciation and        1997           40,108          73,637       4,001       110,872        3,971            232,589
          Amortization           1996           23,629          14,188          --            --           --             37,817

         Indentifiable Assets    1997        3,418,251       7,528,788     411,529     5,057,640    7,670,845         24,087,053

                  As of Jan. 31, 1997        3,633,668       7,672,444     350,153     5,781,141    7,282,751         24,720,157

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Results of Operations

         Fiscal Quarter Ended April 30, 1997 Compared to the Fiscal Quarter Ended April 30, 1996

                  Revenues for the Fiscal Quarter ended April 30, 1997 ("First Quarter of Fiscal 1998"), were $2,598,000, an increase of $1,541,000 or 145.8% from revenues of $1,057,000 for the Fiscal Quarter ended April 30, 1996 ("First Quarter of Fiscal 1997"). The increase in revenues was primarily attributed to the following two events:

                  1. On May 15, 1996, the Company completed the acquisition of the Howard Johnson Hotel and Casino ("Hotel/Casino") located in Las Vegas, Nevada. Revenues from Hotel, Food and Beverage for the First Quarter of Fiscal 1998 were approximately $913,000. Revenues from the Casino for the First Quarter of Fiscal 1998 were approximately $135,000. The Hotel, Food and Beverage revenues for the First Quarter of Fiscal 1998 consisted principally of room sales of $536,000. The hotel's occupancy rate averaged 81% for the First Quarter of Fiscal 1998, a decrease of 11% from the hotel's average occupancy rate of 91% for the First Quarter of Fiscal 1997 due primarily to increased competition of new and expanded hotels in the Las Vegas area. The Casino revenues for the First Quarter of Fiscal 1998 consisted of slot revenue of $135,000.

                  2. On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc. ("CBS") located in Las Vegas, Nevada. Revenues from CBS for the First Quarter of Fiscal 1998 were approximately $589,000. CBS revenues consisted principally of maintenance contract revenues of $472,000.

                  Revenues from horse and sports wagering were approximately $961,000 for the First Quarter of Fiscal 1998, a decrease of $96,000 or 9.1% from revenues of $1,057,000 for the First Quarter of Fiscal 1997. The decrease in horse and sports wagering revenues was principally due to the loss of certain sportsbooks which were operating during the First Quarter of Fiscal 1997, offset by the opening of new locations which were operating during the First Quarter of Fiscal 1998. Revenues of $875,000 for the First Quarter of Fiscal 1998 at locations operating in both periods decreased $10,000 or 1.2% over revenues of $885,000 for the First Quarter of Fiscal 1997. Revenues of $82,000 for the First Quarter of Fiscal 1998 at the locations that were not operating in both periods decreased $86,000 or 51.2% from revenues of $168,000 for the First Quarter of Fiscal 1997. Handle (the total amount wagered at the Company's sports and race books) for the First Quarter of Fiscal 1998 was $17,455,000 an increase of $273,000 or 1.6% from the handle of $17,182,000 for the First Quarter of Fiscal 1997. The increase in handle was principally due to more sportsbook locations operating during the First Quarter of Fiscal 1998 than were operating during First Quarter of Fiscal 1997. Handle of $15,706,000 for First Quarter of Fiscal 1998 at locations that were operating in both periods increased $997,000 or 6.8% over the handle of $14,709,000 for the First Quarter of Fiscal 1997. Handle of $1,747,000 for First Quarter of Fiscal 1998 at the locations that were not operating in both periods decreased $725,000 or 29.3% from the handle of $2,472,000 for the First Quarter of Fiscal 1997. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 5.5% for the First Quarter of Fiscal 1998 a decrease of .6% compared to a net win percentage for all race and sports wagering of 6.1% for the First Quarter of Fiscal 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between fiscal quarters was attributed to unfavorable results in college basketball, baseball and parlay cards offset by favorable results in boxing, professional basketball and hockey.

                  Direct costs were $1,974,000 for First Quarter of Fiscal 1998, an increase of $1,178,000 or 148.0% from direct costs of $796,000 for the First Quarter of Fiscal 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes, gaming supplies, television simulcasting, franchise fees, and other costs. The increase in direct costs was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in direct costs of $772,000 for the First Quarter of Fiscal 1998, of which $707,000 were Hotel, Food and Beverage direct costs and $65,000 were Casino direct costs. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $251,000 for the First Quarter of Fiscal 1998. Direct costs associated with horse and sports wagering were $950,000, an increase of $154,000 or 19.3% as compared to direct costs of $796,000 for the First Quarter of Fiscal 1997. The increase in direct costs associated with horse and sports wagering was primarily attributed to greater labor costs due to the acquisition of additional operations personnel, advertising and expenses associated with the sports operations transition to a new hardware/software platform. The transition to the new platform was approximately $50,000 during the First Quarter of Fiscal 1998. The new platform will provide greater functionality and allow the operation of the Mega$ports(TM) pari-mutuel sports wagering product at the Company's sportsbook locations. Direct costs as a percentage of revenues was 76.0% for the First Quarter of Fiscal 1998 an increase of .7% as compared to direct costs as a percentage of revenues of 75.3% for the First Quarter of Fiscal 1997.

                  Research and Development expenses were $96,000 for the First Quarter of Fiscal 1998. These expenses relate exclusively to CBS and are attributed to software development for new products.

                  Selling, general and administrative expenses were $650,000 for the First Quarter of Fiscal 1998, an increase of $406,000 or 166.4% from selling, general and administrative expenses of $244,000 for the First Quarter of Fiscal 1997. The increase in selling, general and administrative expenses for the First Quarter of Fiscal 1998 was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in selling, general and administrative expenses of $206,000 for the First Quarter of Fiscal 1998, of which $173,000 are Hotel, Food and Beverage expenses and $33,000 are Casino expenses. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $107,000 for the First Quarter of Fiscal 1998. Remaining selling, general and administrative expenses were $335,000 for the First Quarter of Fiscal 1998, an increase of $93,000 or 38.4% as compared to selling, general and administrative expenses of $242,000 for the First Quarter of Fiscal 1997. The increase in remaining selling, general and administrative expenses was primarily attributed to higher labor costs, related to additional personnel, and legal and other costs associated with gaming licensing and potential acquisitions. Selling, general and administrative expenses were 25.1% of revenues for the First Quarter of Fiscal 1998 compared to 23.2% for the First Quarter of Fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenue between fiscal quarters was principally due to the acquisition of personnel.

                  Depreciation and amortization was $233,000 for the First Quarter of Fiscal 1998, an increase of $195,000 from depreciation and amortization of $38,000 for the First Quarter of Fiscal 1997. An increase of $67,000 relates to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel/Casino and CBS, respectively. An increase in depreciation expense of $128,000 was due to capital equipment associated with the acquisition of the Hotel/Casino and CBS and new capital equipment purchases.

                  Other income (expense) was ($62,000) for First Quarter of Fiscal 1998, a decrease of $91,000, or 313.8%, from other income (expense) in the First Quarter of Fiscal 1997 of $29,000. The decrease in other income (expense) was principally due to additional interest expense of $99,000 on the long-term debt of the Hotel/Casino and CBS and the absence of equity in earnings of $59,000 from the partnership investment in the hotel recognized during the First Quarter of Fiscal 1997. Partly offsetting these unfavorable items were earnings of $82,000 from the investments of the net proceeds from the initial public offering of the Company's common stock in May 1996.

                  Net loss before income taxes for the First Quarter of Fiscal 1998 of $417,000 varied unfavorably by $425,000 compared to the net earnings before income taxes of $8,000 for First Quarter of Fiscal 1997. Net loss from horse and sports wagering operations of $134,000 for the First Quarter of Fiscal 1998 varied unfavorably by approximately $154,000 as compared to the net earnings of $29,000 for the First Quarter of Fiscal 1997. The unfavorable variance was principally due to a reduction in revenues of $96,000 and increased operating costs and expenses of $58,000. The net loss from the hotel, food and beverage operations for the First Quarter of Fiscal 1998 was approximately $107,000. The net income from the Casino operations for the First Quarter of Fiscal 1998 was approximately $33,000. The net loss from CBS operations for the First Quarter of Fiscal 1998 was approximately $10,000. The net loss from the corporate entities for the First Quarter of Fiscal 1998 was $199,000 before management fees billed to subsidiaries of $187,000. Partly offsetting these losses were earnings of $82,000 from temporary investments of the proceeds from the initial public offering of the Company's common stock.


         Liquidity and Capital Resources

                  As of April 30, 1997, working capital was $7,743,000 reflecting the net proceeds from the Company's initial public offering and the exercise of the underwriters over-allotment option during the Second Quarter of Fiscal 1997.

                  Cash used in operating activities was $386,000. Net cash provided by investing activities amounted to $307,000 reflecting a contribution from IGT, a joint venture partner, offset by the purchase of capital expenditures. The transition to a new hardware/software platform to support the Mega$ports(TM) pari-mutuel sports wagering product accounted for approximately $51,000 of new capital equipment purchases during the First Quarter of Fiscal 1998. Net cash used in financing activities amounted to $74,000 representing repayments of long-term debt.

                  Management believes that the Company will be able to satisfy its cash requirements for at least the next twelve months without having to raise additional funds.


         Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                  The Statements contained in this document which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that the Company takes financial risks on the outcome of sporting events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        Non-Applicable

Item 2. CHANGES IN SECURITIES

        Non-Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Non-Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Non-Applicable

Item 5. OTHER INFORMATION

        Non-Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits  -  Financial Date Schedule

         Number            Description                        Method of Filing
         ------            -----------                        ----------------

         27                Financial Data Schedule            Filed Herewith

         (b) The following report on form 8-K was filed during the quarter ended April 30, 1997:

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            AMERICAN WAGERING, INC.

                                                 (Registrant)




Date: June 13, 1997                         By: /s/ Robert D. Ciunci
                                            -------------------------------
                                            Robert D. Ciunci
                                            Executive Vice President and
                                            Chief Financial Officer