Form 10QSB
period 1997-07-31
AMERICAN WAGERING INC
filed 1997-09-12
CIK 1005214

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1997
                               -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission file number:    000-20685
                           _________________________________

                            American Wagering, Inc.
_______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

            Nevada                                           88-0344658
 ______________________________                     ___________________________
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
_______________________________________________________________________________
                    (Address of principal executive office)


                                 (702) 735-0101
_______________________________________________________________________________
                          (Issuer's telephone number)

_______________________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last year)

      Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No    [ ]

      The number of shares of Common Stock outstanding as of September 12, 1997 was 7,840,833.

PART I        -         FINANCIAL INFORMATION

     Item 1     -         FINANCIAL STATEMENTS


                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                                        July 31,                January 31,
                                                                                         1997                       1997
                                                                                     ------------              ------------
CURRENT ASSETS:
    Cash                                                                             $  1,841,150             $  3,416,412
    Short-term investments                                                              7,321,393                7,154,007
    Accounts receivable, net of allowance for doubtful accounts
     of $127,945 and $152,445                                                             591,442                  409,141
    Inventory                                                                             385,019                  300,334
    Prepaid expenses and other current assets                                             442,755                  392,678
                                                                                     ------------             ------------
                                                                                       10,581,759               11,672,572

PROPERTY AND EQUIPMENT, net                                                             9,131,580                8,710,404

INVESTMENT IN JOINT VENTURE                                                               816,158                  134,599

INTANGIBLE ASSETS, net                                                                    631,128                1,424,933

EXCESS OF COST OVER FAIR MARKET VALUE
 OF NET ASSETS ACQUIRED, net                                                            2,100,085                2,144,474

DEPOSITS AND OTHER ASSETS                                                                 563,402                  633,175
                                                                                     ------------             ------------

                                                                                     $ 23,824,112             $ 24,720,157
                                                                                     ============             ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                $    749,856             $    383,673
    Accounts payable                                                                    1,411,545                  922,206
    Accrued expenses                                                                      599,376                  687,914
    Unpaid winning tickets                                                                616,770                  927,866
    Other current liabilities                                                             909,985                  602,659
                                                                                     ------------             ------------
                                                                                        4,287,532                3,524,318
LONG-TERM DEBT
    Stockholder notes payable                                                           2,433,124                2,433,124
    Long-term debt, less current portion                                                4,397,266                4,931,411
                                                                                     ------------             ------------
                                                                                        6,830,390                7,364,535
                                                                                     ------------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: none                                         --                       --
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,837,500                                  78,375                   78,375
    Additional paid-in capital                                                         14,686,208               14,686,208
    Accumulated deficit                                                                (2,058,393)                (933,279)
                                                                                     ------------             ------------
                                                                                       12,706,190               13,831,304
                                                                                     ------------             ------------
                                                                                     $ 23,824,112             $ 24,720,157
                                                                                     ============             ============


    Note: The consolidated balance sheet at January 31, 1997 has been derived from the audited consolidated financial statements at that date.


        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996



                                                               1997                    1996
                                                           -----------            -----------

REVENUES                                                   $ 2,801,227            $ 1,523,720


OPERATING COSTS AND EXPENSES:


       Direct costs                                          2,372,643              1,454,481
       Research and development                                164,810                   --
       Selling, general and administrative                     679,676                279,233
       Depreciation and amortization                           223,476                107,022
                                                           -----------            -----------

            Total operating costs and expenses               3,440,605              1,840,736
                                                           -----------            -----------

OPERATING LOSS                                                (639,378)              (317,016)

OTHER INCOME (EXPENSE):

       Interest income                                         106,912                 99,738
       Other income                                               (801)                14,548
       Interest expense                                       (174,969)               (83,891)
                                                           -----------            -----------
           Total other income (expense)                        (68,858)                30,395
                                                           -----------            -----------


LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES              (708,236)              (286,621)


PROVISION (BENEFIT) FOR INCOME TAXES                              --                     --

                                                           -----------            -----------
NET LOSS                                                   $  (708,236)           $  (286,621)
                                                           ===========            ===========
LOSS PER SHARE                                             $     (0.09)           $     (0.04)
                                                           ===========            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                          7,837,500              7,247,802
                                                           ===========            ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996

                                                               1997                  1996
                                                           -----------            -----------
REVENUES                                                   $ 5,399,106            $ 2,580,646


OPERATING COSTS AND EXPENSES:


       Direct costs                                          4,346,910              2,319,236
       Research and development                                260,927                   --
       Selling, general and administrative                   1,329,582                454,521
       Depreciation and amortization                           456,065                144,839
                                                           -----------            -----------

            Total operating costs and expenses               6,393,484              2,918,596
                                                           -----------            -----------

OPERATING LOSS                                                (994,378)              (337,950)

OTHER INCOME (EXPENSE):

       Interest income                                         208,264                115,984
       Other income                                              2,325                 73,775
       Interest expense                                       (341,325)              (130,398)
                                                           -----------            -----------
           Total other income (expense)                       (130,736)                59,361
                                                           -----------            -----------


LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES            (1,125,114)              (278,589)


PROVISION (BENEFIT) FOR INCOME TAXES                              --                     --

                                                           -----------            -----------
NET LOSS                                                   $(1,125,114)           $  (278,589)
                                                           ===========            ===========
LOSS PER SHARE                                             $     (0.14)           $     (0.04)
                                                           ===========            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                          7,837,500              6,263,118
                                                           ===========            ===========








        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996


                                                                                             1997                   1996
                                                                                        ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $ (1,125,114)           $   (278,589)
                                                                                        ------------            ------------
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                           456,065                 144,839
     Short-term investment interest                                                         (167,386)                   --
     Equity in earnings from investment in partnership                                          --                   (68,041)
     Provision for doubtful accounts                                                         (24,500)                   --
  Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts receivable                                                              (157,801)               (114,223)
           Inventory                                                                         (84,685)                (14,486)
           Prepaid expenses and other current assets                                         (50,077)                479,975
     Increase (decrease) in liabilities:
           Accounts payable                                                                  489,339                 (34,141)
           Accrued expenses                                                                  (88,538)               (338,378)
           Unpaid winning tickets                                                           (311,096)               (580,271)
           Other current liabilities                                                         307,326                 (16,858)
                                                                                        ------------            ------------
                Total adjustments                                                            368,647                (541,584)
                                                                                        ------------            ------------
         Net cash used in operating activities                                              (756,467)               (820,173)
                                                                                        ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (750,808)               (124,581)
     Deposits and other assets                                                                69,773                (127,365)
     Intangible assets                                                                       (42,439)                   --
     Purchase of remaining 50% interest in partnership,
       net of cash acquired                                                                     --                (3,041,592)
     Contributions to the joint venture                                                     (427,359)                   --
     Proceeds received from joint venture partner                                            500,000                    --
                                                                                        ------------            ------------
           Net cash used in investing activities                                            (650,833)             (3,293,538)
                                                                                        ------------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                           (167,962)               (140,788)
     Proceeds from Stockholder notes                                                            --                 2,433,124
     Net proceeds from issuance of
       common stock                                                                             --                13,711,326
     Contributions from stockholders                                                            --                   558,000
     Distributions to stockholders                                                              --                (3,649,021)
                                                                                        ------------            ------------
         Net cash provided by (used in) financing activities                                (167,962)             12,912,641
                                                                                        ------------            ------------

NET INCREASE (DECREASE) IN CASH                                                           (1,575,262)              8,798,930
CASH, beginning of period                                                                  3,416,412               3,938,582
                                                                                        ============            ============
CASH, end of period                                                                     $  1,841,150            $ 12,737,512
                                                                                        ============            ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the six months ended July 31, 1997 and 1996 was $341,325 and $130,398. Cash paid for income taxes during the six months ended July 31 1997 and 1996 was $136,000 and $0.



        The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996


1.     Information and Disclosure
The accompanying unaudited consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of the Company for the periods presented. The financial statements as of and for the years ended January 31, 1997 and 1996 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

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

Period Results Not Indicative of the Full Year
The results of operations for the six months ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    Investment in Joint Venture

The Company, through the acquisition of Computerized Bookmaking Systems, Inc. ("CBS") on October 24, 1996, is involved in a joint venture with IGT-North America ("IGT"). CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports"). Mega$ports, an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's investment in joint venture balance has arisen primarily through contributions of property and equipment, programming services and operating expenses.

In February 1997, the Company received a reimbursement of $500,000 from IGT for previous start-up costs incurred by CBS related to the Mega$ports investment in joint venture. The contribution by IGT was treated as a "contingent asset" as defined by SFAS No. 38 "Accounting for Business Combinations" which was resolved within a short period of time after the consummation of the acquisition of CBS and was accounted for as a purchase price allocation adjustment. Accordingly, the investment in joint venture balance and intangibles arising from the CBS acquisition were revalued to reflect the increase in the total contribution to the joint venture by CBS. In May and June 1997, the Company incurred $38,000 in additional startup costs which were invoiced to IGT in July 1997.

3.    Business Segment Reporting

The Company's primary operations are reported in the following four segments:
Horse and Sports Wagering, Hotel, Food and Beverage, Casino and Computerized Bookmaking Systems ("Systems").

The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sportsbooks in the state of Nevada. In addition to its main location, the Company operates 41 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada.

The Hotel, Food and Beverage segment consists of Hotel and Food operations of a 150 room Howard Johnson Hotel and adjacent International House of Pancakes restaurant located in Las Vegas, Nevada.

The Casino segment consists of the operations of a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 68 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

The Computerized Bookmaking Systems segment consists of operations which design, install and maintain race and sports book equipment, software and computer systems to the sports betting industry.

The following summarizes the segment information for the Company:

                            Three months    Horse and       Hotel,
                               ended         Sports       Food and
                              July 31,      Wagering      Beverage      Casino      Systems      Corporate         Total
                             -----------   ---------      --------      ------      -------      ---------         -----
Revenues                        1997      $  862,051     $  832,324    $122,736    $  984,116    $     --      $ 2,801,227
                                1996         689,584        743,227      90,909          --            --        1,523,720

Operating                       1997        (363,039)      (113,232)      3,977       184,237      (351,321)      (639,378)
 Income (Loss)                  1996        (209,991)      (124,705)        (56)         --          17,736       (317,016)

Capital                         1997         378,607        138,699        --          21,669        31,893        570,868
 Expenditures                   1996          22,329         56,543      31,011          --            --          109,883

Depreciation and                1997          56,429         86,933       4,002        71,726         4,386        223,476
 Amortization                   1996          29,400         74,936       2,686          --            --          107,022

Indentifiable                   1997       2,614,132      7,631,989     365,165     5,702,179     7,510,647     23,824,112
 Assets
                 As at Jan. 31, 1997       3,633,668      7,672,444     350,153     5,781,141     7,282,751     24,720,157

                            Six months      Horse and       Hotel,
                               ended         Sports       Food and
                              July 31,      Wagering      Beverage      Casino      Systems      Corporate         Total
                             -----------   ---------      --------      ------      -------      ---------         -----
Revenues                      1997      $  1,823,285     $1,744,856    $257,824    $1,573,141   $     --       $ 5,399,106
                              1996         1,746,510        743,227      90,909         --            --         2,580,646

Operating                     1997          (449,673)      (157,417)     36,300       208,435      (632,023)      (994,378)
 Income (Loss)                1996          (160,574)      (141,454)        (56)        --         (35,866)       (337,950)

Capital                       1997           489,097        184,885        --          38,310        38,516        750,808
 Expenditures                 1996            32,632         60,938      31,011         --            --           124,581

Depreciation and              1997            96,537        160,570       8,003       182,598         8,357        456,065
 Amortization                 1996            53,029         89,124       2,686         --            --           144,839

Indentifiable                 1997         2,614,132      7,631,989     365,165     5,702,179     7,510,647     23,824,112
 Assets
               As at Jan. 31, 1997         3,633,668      7,672,444     350,153     5,781,141     7,282,751     24,720,157


4.  Subsequent Event

    On August 21, 1997, the U.S. District Court of Nevada issued a declaratory judgement with respect to a lawsuit pending since August, 1995, between Michael Racusin, d/b/a M.
Racusin & Company ("Racusin") and American Wagering, Inc. ("Company") and Leroy's Horse and Sports Place ("Leroy's"), the wholly-owned subsidiary of the Company which operates sports and race books. As previously reported, in dispute in the lawsuit are two written contracts between Leroy's and Racusin.

         The Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $84,597 through August 21, 1997. The Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. The Company has tendered the entire judgment plus interest of $732,972 to Racusin. As the payment to Racusin represents a cost of the Company's initial public offering, the entire amount paid to Racusin will reduce its paid-in capital. The declaratory judgement of the Court is not final and is subject to timely appeal.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         Results of Operations
         Fiscal Quarter ended July 31,1997 Compared to the Fiscal Quarter ended July 31,1996

         Revenues for the Fiscal Quarter ended July 31,1997 ("Second Quarter of Fiscal 1998"), were $2,801,000, an increase of $1,277,000 or 83.8% from revenues of $1,524,000 for the Fiscal Quarter ended July 31,1996 ("Second Quarter of Fiscal 1997"). The increase in revenues was primarily attributed to the following event:

         On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc.

("CBS") located in Las Vegas, Nevada. Revenues from CBS for the Second Quarter of Fiscal 1998 were approximately $984,000. CBS revenues consisted principally of maintenance contract and equipment revenues of $889,000.

         Revenues from horse and sports wagering were approximately $862,000 for the Second Quarter of Fiscal 1998, an increase $172,000 or 24.9% from revenues of $690,000 for the Second Quarter of Fiscal 1997. The increase in horse and sports wagering revenues was principally due to favorable variances of sportsbook locations operating in both periods ("same store") and the opening of eleven new sportsbooks which were operating during the Second Quarter of Fiscal 1998, offset by the closing of four sportsbook locations which were operating during the Second Quarter of Fiscal 1997. Revenues of $767,000 for the Second Quarter of Fiscal 1998 at same store locations increased $124,000 or 19.3% from revenues of $643,000 for the Second Quarter of Fiscal 1997. Handle (the total amount wagered at the Company's sports and race books) for the Second Quarter of Fiscal 1998 was $18,393,000, an increase of $5,715,000 or 45.1% from the handle of $12,678,000 for the Second Quarter of Fiscal 1997. The increase in handle was principally due to a higher volume of wagering at same store locations in addition to seven more sportsbook locations operating during the Second Quarter of Fiscal 1998 than were operating during Second Quarter of Fiscal 1997. Handle of $15,541,000 for Second Quarter of Fiscal 1998 at same store locations increased $3,449,000 or 28.5% over the handle of $12,092,000 for the Second Quarter of Fiscal 1997. Handle of $2,852,000 for Second Quarter of Fiscal 1998 at the locations that were not operating in both periods increased $2,266,000 or 386.7% from the handle of $586,000 for the Second Quarter of Fiscal 1997. The Company believes the increase in handle is additionally attributed to the modest increase in the industry-wide handle compared to the same period last year and the implementation of a strategic business plan which included: 1) increased marketing, to promote name recognition, 2) better customer service at the sportsbooks, 3) the installation of a new software and hardware operating system which provides more efficient wager processing by allowing the customers to simultaneously cash a winning ticket and place a new wager, and 4) increased baseball simulcasting at many locations throughout the state. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 4.7% for the Second Quarter of Fiscal 1998 a decrease of 13.0% compared to a net win percentage for all race and sports wagering of 5.4% for the Second Quarter of Fiscal 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between the fiscal quarters was attributed to unfavorable results in hockey offset by favorable results from boxing and baseball. The Hotel, Food and Beverage and Casino segments, were acquired in the first month of the Second Quarter of Fiscal 1997. Revenues from Hotel, Food and Beverage operations of $832,000 for the Second Quarter of Fiscal 1998 increased $89,000 or 12.0% as compared to revenues of $743,000 for the Second Quarter of Fiscal 1997. Revenues from Casino operations of $123,000 for the Second Quarter of Fiscal 1998 increased $32,000 or 35.2% as compared to revenues of $91,000 for the Second Quarter of Fiscal 1997. The increase in revenues for both segments was principally due to a modest increase in the Hotel average occupancy rate to 75% for the Second Quarter of Fiscal 1998 from 73% for the Second Quarter of Fiscal 1997.

         Direct costs were $2,373,000 for Second Quarter of Fiscal 1998, an increase of $918,000 or 63.1% from direct costs of $1,455,000 for the Second Quarter of Fiscal 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. The increase in direct costs was principally due to the acquisition of CBS. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $491,000 for the Second Quarter of Fiscal 1998. Direct costs associated with horse and sports wagering were $1,111,000 for the Second Quarter of Fiscal 1998, an increase of $379,000 or 51.8% as compared to direct costs of $732,000 for the Second Quarter of Fiscal 1997. The increase in direct costs associated with horse and sports wagering was primarily due to labor costs, related to additional operations personnel, advertising, gaming taxes and supplies and expenses associated with the sportsbook operations transition to a new hardware/software operating system. Direct costs associated with the transition to the new system were approximately $147,251 during the Second Quarter of Fiscal 1998. The new operating system provides greater functionality and allows the operation of our Mega$ports(TM) pari-mutuel sports wagering product at the Company's sportsbook locations. Direct costs associated with Hotel, Food and Beverage operations were $672,000 for the Second Quarter of Fiscal 1998 an increase of $10,000 or 1.5% as compared to direct costs of $662,000 for the Second Quarter of Fiscal 1997. Direct costs associated with Casino operations were $99,000 for the Second Quarter of Fiscal 1998 an increase of $39,000 or 65.0% as compared to direct costs of $60,000 for the Second Quarter of Fiscal 1997.The increase between the fiscal quarters was principally due to advertising, housekeeping, and supplies expenses in the Hotel, Food, and Beverage operations and labor costs in the Casino operations. Direct costs as a percentage of revenues was 84.7% for the Second Quarter of Fiscal 1998 a decrease of 11.3% as compared to direct costs as a percentage of revenues of 95.5% for the Second Quarter of Fiscal 1997. This decrease is principally due to the acquisition of CBS.

         Research and Development expenses were $165,000 for the Second Quarter of Fiscal 1998. These expenses relate exclusively to CBS and are principally attributed to software and hardware development for new products.

         Selling, general and administrative expenses were $680,000 for the Second Quarter of Fiscal 1998, an increase of $401,000 or 143.7% from selling, general and administrative expenses of $279,000 for the Second Quarter of Fiscal 1997. The increase in selling, general and administrative expenses was principally due to increased expenditures at the corporate level. Corporate level selling, general and administrative expenses were $347,000 for the Second Quarter of Fiscal 1998, an increase of $365,000 or 2,027.8% compared to ($18,000) for the Second Quarter of Fiscal 1997. The increased expenditures were principally due to labor costs, legal and other professional services, investor relations and travel. These expenditures were principally made to hire additional personnel, support the Company's increased regulatory and public disclosures burdens as a publically owned company and to review potential acquisitions. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $73,000 for the Second Quarter of Fiscal 1998. Selling, general and administrative costs associated with the Hotel, Food and Beverage were $187,000 for the Second Quarter of Fiscal 1998, an increase of $56,000 or 42.7% as compared to $131,000 for the Second Quarter of Fiscal 1997. The unfavorable variance was principally due to greater labor related costs, property taxes and utilities. Selling, general and administrative costs associated with the Casino were $16,000 for the Second Quarter of Fiscal 1998, a decrease of $12,000 or 42.3% as compared to $28,000 for the Second Quarter of Fiscal 1997. The decrease between the fiscal quarters was principally due to favorable variances in labor costs and legal expenses. Selling, general and administrative expenses associated with horse and sports wagering were $57,000 for the Second Quarter of Fiscal 1998, a decrease of $81,000 or 58.7% as compared to selling, general and administrative expenses of $138,000 for the Second Quarter of Fiscal 1997. The favorable variance between the fiscal quarters was principally due to the reduction in labor costs associated with the transfer of personnel to the corporate level. Selling, general and administrative expenses were 24.2% of revenues for the Second Quarter of Fiscal 1998 an increase of 32.2% compared to 18.3% for the Second Quarter of Fiscal 1997. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased expenditures at the corporate level.

         Depreciation and amortization was $223,000 for the Second Quarter of Fiscal 1998, an increase of $116,000 or 108.4% from depreciation and amortization of $107,000 for the Second Quarter of Fiscal 1997. An increase of $23,000 relates to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel, Food and Beverage and Casino operations and CBS, respectively. An increase in depreciation expense of $93,000 was due to capital equipment associated with the acquisition of CBS and new capital equipment purchases by the horse and sports wagering segment to support the transition to the new operating system and by the hotel and casino for renovations.

         Other expense of $69,000 for Second Quarter of Fiscal 1998, varied unfavorably by $99,000, or 330.0%, from other income of $30,000 in the Second Quarter of Fiscal 1997. The unfavorable variance between other expense and other income was principally due to additional interest expense of $91,000 on the long-term debt of the Hotel, Food and Beverage and Casino and CBS and the absence of equity in earnings of $9,000 from the partnership investment in the hotel recognized during the Second Quarter of Fiscal 1997.

         Net loss before income taxes for the Second Quarter of Fiscal 1998 of $708,000 varied unfavorably by $421,000 compared to the net loss before income taxes of $287,000 for Second Quarter of Fiscal 1997. Net loss from horse and sports wagering operations of $424,000 for the Second Quarter of Fiscal 1998 varied unfavorably by approximately $174,000 as compared to the net loss of $250,000 for the Second Quarter of Fiscal 1997. The unfavorable variance was principally due to increased operating costs and expenses of $325,000. The net loss from the Hotel, Food and Beverage operations of $179,000 for the Second Quarter of Fiscal 1998 varied unfavorably by $38,000 as compared to the net loss of $141,000 for the Second Quarter of Fiscal 1997. The net income from the Casino operations of $4,000 for the Second Quarter of Fiscal 1998 varied unfavorably by $4,000 as compared to the net income of $0 for the Second Quarter of Fiscal 1997. The net income from CBS operations for the Second Quarter of Fiscal 1998 was approximately $147,000. The net loss at the corporate level of $256,000 for the Second Quarter of Fiscal 1998 varied unfavorably by $360,000 as compared to net income of $104,000 for the Second Quarter of Fiscal 1997. Partly offsetting these losses for the Second Quarter of Fiscal 1998 were earnings of

$95,000 from temporary investments of the proceeds from the initial public offering of the Company's common stock during the Second Quarter of Fiscal 1997.

Six Months Ended July 31, 1997 Compared to the Six Months Ended July 31, 1996

         Revenues for the six months ended July 31,1997 were $5,399,000, an increase of $2,818,000 or 109.2% from revenues of $2,581,000 for the six months ended July 31,1996. The increase in revenues was primarily attributed to the following two events:

         1. On May 15, 1996, the Company completed the acquisition of the Howard Johnson Hotel and Casino ("Hotel/Casino") located in Las Vegas, Nevada. Revenues from the Hotel, Food and Beverage operations for the six months ended July 31, 1997 were approximately $1,745,000. Revenues from the Casino operations for the six months ended July 31, 1997 were approximately $258,000. Hotel, Food and Beverage revenues for the six months ended July 31, 1997 consisted principally of room sales of $958,000 and food and beverage sales of $717,000. The hotel's occupancy rate averaged 78% for the six months ended July 31, 1997, a decrease of 7% from the hotel's average occupancy rate of 84% for the six months ended July 31, 1996 due primarily to increased competition of new and expanded hotels in the Las Vegas area. Casino revenues for the six months ended July 31, 1997 consisted primarily of slot revenue of $251,000.

         2. On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc. ("CBS") located in Las Vegas, Nevada. Revenues from CBS for the six months were approximately $1,573,000. CBS revenues consisted principally of maintenance and equipment sales of $1,384,000.

            Revenues from horse and sports wagering was approximately $1,823,000 for the six months ended July 31, 1997, an increase of $76,000 or 4.4% from revenues of $1,747,000 for the six months ended

July 31, 1996. The increase in horse and sports wagering revenues was principally due to favorable variances at same store locations. Revenues of $1,637,000 for the six months ended July 31, 1997 at same store locations increased $93,000 or 6.0% from revenues of $1,544,000 for the six months ended July 31, 1996. Handle (the total amount wagered at the Company's sports and race books) for the six months ended July 31, 1997 was $35,849,000 an increase of $5,989,000 or 20.1% from the handle of $29,860,000 for the six months ended July 31, 1996. The increase in handle is principally due to the favorable performance of same store locations. Handle of $30,934,000 for six months ended July 31, 1997 at same store locations increased $4,133,000 or 15.4% over the handle of $26,801,000 for the six months ended July 31, 1996. The remaining increase in handle was principally due to six more sportsbook locations operating during the six months ended July 31, 1997 than were operating during six months ended July 31, 1996, a modest increase in the industry-wide handle when compared to same period last year and the implementation of a strategic business plan which included: 1) increased marketing, to promote name recognition, 2) better customer service at all the sportsbooks locations, 3) the installation of a new software and hardware operating system which provides more efficient wager processing by allowing customers to simultaneously cash a winning ticket and place a new wager, and 4) increased baseball simulcasting at many locations throughout the state. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 5.1% for the six months ended July 31, 1997 a decrease of 12.1% compared to a net win percentage for all race and sports wagering of 5.8% for the six months ended July 31, 1996. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between the six month periods was attributed to unfavorable results in football, basketball, baseball, hockey, horse racing, and parlay cards offset by favorable results from boxing and other sports.

         Direct costs were $4,347,000 for six months ended July 31, 1997, an increase of $2,028,000 or 87.5% from direct costs of $2,319,000 for the six months ended July 31, 1996. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. The increase in direct costs was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in direct costs of $820,000 for the six months ended July 31, 1997 of which $716,000 were Hotel, Food and Beverage direct costs and $104,000 were Casino direct costs. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $742,000 for the six months ended July 31, 1997. Direct costs associated with horse and sports wagering were $2,061,000 an increase of $464,000 or 29.1% as compared to direct costs of $1,597,000 for the six months ended July 31, 1996. The increase in direct costs associated with horse and sports wagering was primarily due to greater advertising, labor costs, related to additional operations personnel, and expenses associated with the sports operations transition to a new hardware/software system. Costs associated with the transition to a new operating system were approximately $243,000 for the six months ended July 31, 1997. The new system will provide greater functionality and allow the operation of the Mega$ports(TM) pari-mutuel sports wagering product at the Company's sportsbook locations. Direct costs as a percentage of revenues was 86.0% for the six months ended July 31, 1997 a decrease of 4.3% as compared to direct costs as a percentage of revenues of 89.9% for the six months ended July 31, 1996.

         Research and Development expenses were $261,000 for the six months ended July 31, 1997. These expenses relate exclusively to CBS and are principally attributed to software and hardware development for new products.

         Selling, general and administrative expenses were $1,329,000 for the six months ended July 31, 1997, an increase of $874,000 or 192.1% from selling, general and administrative expenses of $455,000 for the six months ended July 31, 1996. The increase in selling, general and administrative expenses was principally due to unfavorable variances at the corporate level. Corporate level selling, general and administrative expenses were $624,000 for the six months ended July 31, 1997, an increase of $588,000 or 1,633.3% compared to $36,000 for the six months ended July 31, 1996. The unfavorable variance was principally due to labor costs, related to additional personnel, legal and other professional services, investor relations and travel. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in selling, general and administrative expenses of $249,000 for the six months ended July 31, 1997, of which $228,000 are Hotel, Food and Beverage expenses and $21,000 are Casino expenses. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $179,000 for the six months ended July 31, 1997. Selling, general and administrative expenses from horse and sports wagering was $115,000 for the six months ended July 31, 1997, a decrease of $142,000 or 55.3% as compared to selling, general and administrative expenses of $257,000 for the six months ended July 31, 1996. The favorable variance between the fiscal quarters was principally due to the reduction in labor costs, associated with the transfer of personnel to the corporate level and legal expenses. Selling, general and administrative expenses were 24.6% of revenues for the six months ended July 31, 1997 an increase of 39.8% as compared to 17.6% for the six months ended July 31, 1996. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased operating expenses at the corporate level and the acquisition of the Hotel/Casino and CBS.

         Depreciation and amortization was $456,000 for the six months ended July 31, 1997, an increase of $311,000 or 214.5% from depreciation and amortization of $145,000 for the six months ended July 31, 1996. An increase of $90,000 relates to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel/Casino and CBS, respectively. An increase in depreciation expense of $221,000 was due to capital equipment associated with the acquisition of the Hotel/Casino and CBS and new capital equipment purchases principally by the horse and sports wagering segment to support the transition to the new operating system.

         Other expense of $131,000 for the six months ended July 31, 1997, varied unfavorably by $190,000, or 322.0%, compared to other income of $59,000 for the six months ended July 31, 1996. The unfavorable variance was principally due to additional interest expense of $211,000 on the long-term debt of the Hotel/Casino and CBS and the absence of equity in earnings of $68,000 from the partnership investment in the hotel recognized during the six months ended July 31, 1996. Partly offsetting these unfavorable items were increased earnings of $92,000 from the investments of the net proceeds from the initial public offering of the Company's common stock during the Second Quarter of Fiscal 1997.

         Net loss before income taxes for the six months ended July 31, 1997 of $1,125,000 varied unfavorably by $846,000 or 303.2% compared to the net loss before income taxes of $279,000 for six months ended July 31, 1996. Net loss from horse and sports wagering operations of $558,000 for the six months ended July 31, 1997 varied unfavorably by $323,000 or 137.4% as compared to the net loss of $235,000 for the six months ended July 31, 1996. The unfavorable variance was principally due to increased operating costs and expenses of $365,000. The net loss from the Hotel, Food and Beverage operations for the six months ended July 31, 1997 was $286,000. The net income from the Casino operations for the six months ended July 31, 1997 was $37,000. The net income from CBS operations for the six months ended was $138,000. The net loss at the corporate level of $456,000 for the six months ended July 31, 1997 varied unfavorably by $505,000 or 1010.0% as compared to net income of $50,000 for the six months ended July 31, 1996. Partly offsetting these losses were earnings of $178,000 from temporary investments of the proceeds from the initial public offering of the Company's common stock during the Second Quarter of Fiscal 1997.

Liquidity and Capital Resources

         As of July 31, 1997, working capital was $6,294,000 reflecting the net proceeds from the Company's initial public offering and the exercise of the underwriters over-allotment option during the Second Quarter of Fiscal 1997.

         Cash used in operating activities was $756,000. Net cash used in investing activities amounted to $651,000 reflecting a contribution from IGT, a joint venture partner, offset by the purchase of capital expenditures and contributions to the joint venture. The transition to a new hardware/software platform to support the Mega$ports(TM) pari-mutuel sports wagering product accounted for approximately $459,000 of new capital equipment purchases for the six months ended July 31, 1997. Additional capital expenditures included renovations and a vehicle at the Hotel/Casino and building improvements and equipment at CBS. Net cash used in financing activities amounted to $168,000 representing repayments of long-term debt.

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

Item 1.           LEGAL PROCEEDINGS

         Note 4 to Item I of Part I of this report is herein incorporated by reference.

Item 2.           CHANGES IN SECURITIES                       NON APPLICABLE

Item 3.           DEFAULTS UPON SENIOR SECURITIES             NON APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors, a proposal to amend the 1995 Stock Option Plan and ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending January 31, 1998.
         At the Meeting, the Stockholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

         Name                       Votes For          Votes Against          Abstentions
         ----                       ---------          -------------          -----------
         Victor J. Salerno          7,745,011                 -                 11,600
         Robert D. Ciunci           7,745,011                 -                 11,600
         Michael Merillat           7,745,011                 -                 11,600
         Robert R. Barengo          7,745,011                 -                 11,600
         Michael Roxborough         7,745,011                 -                 11,600

         At the Meeting, the Stockholders were asked to act upon a proposal to amend the 1995 Stock Option Plan to, among other things, increase the number of shares by 200,000. The outcome of the voting was: 7,720,231 For; 14,130 Against:
22,250 Abstentions; and 63,135 broker non-votes.
         At the Meeting, the Stockholders ratified the appointment of Arthur Andersen LLP as the

Company's independent accountants for the fiscal year ending
January 31, 1998, and the outcome of the voting was: 7,744,631 For; 8,730 Against; and 2,750 Abstentions.

         There were no broker non-votes in connection with any of the matters other than for the amendment to the 1995 Stock Option Plan.

Item 5.           OTHER INFORMATION                           NON APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits  -  Financial Data Schedule

         Number         Description                Method of Filing
         ------         -----------                ----------------
         27              Financial Data Schedule        Filed Herewith

(b) The following report on form 8-K was filed during the quarter ended July 31, 1997:

                  NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   AMERICAN WAGERING, INC.

                                                        (Registrant)



Date: September 12, 1997                      By:  /s/ Robert D. Ciunci
                                                   ----------------------------
                                                   Robert D. Ciunci
                                                   Executive Vice President and
                                                   Chief Financial Officer