Form 10QSB
period 1997-10-31
AMERICAN WAGERING INC
filed 1997-12-15
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 1997
                               ----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission file number:        000-20685
                               ____________________________

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

      The number of shares of Common Stock outstanding as of December 15, 1997 was 7,840,833.

PART I        -         FINANCIAL INFORMATION

Item 1        -         FINANCIAL STATEMENTS


                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  October 31,     January 31,
                                                                                     1997            1997
                                                                                 ------------    ------------
CURRENT ASSETS:
    Cash                                                                         $  2,720,169    $  3,416,412
    Short-term investments                                                          6,526,335       7,154,007
    Accounts receivable, net of allowance for doubtful accounts
     of $95,209 and $152,445.                                                         261,173         409,141
    Inventory                                                                         390,731         300,334
    Prepaid expenses and other current assets                                         406,008         392,678
                                                                                 ------------    ------------
                                                                                   10,304,416      11,672,572

PROPERTY AND EQUIPMENT, net                                                         9,161,358       8,710,404

INVESTMENT IN JOINT VENTURE                                                           239,682         134,599

INTANGIBLE ASSETS, net                                                                603,279       1,424,933

EXCESS OF COST OVER FAIR MARKET VALUE
 OF NET ASSETS ACQUIRED, net                                                        2,077,891       2,144,474

DUE FROM AFFILIATE                                                                    560,491           6,788

DEPOSITS AND OTHER ASSETS                                                             388,686         546,988
                                                                                 ------------    ------------

                                                                                 $ 23,335,803    $ 24,640,758
                                                                                 ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $    684,466    $    383,673
    Accounts payable                                                                1,476,055         842,807
    Accrued expenses                                                                  627,038         687,914
    Unpaid winning tickets                                                          1,047,698         927,866
    Other current liabilities                                                       1,248,972         602,659
                                                                                 ------------    ------------
                                                                                    5,084,229       3,444,919
LONG-TERM DEBT
    Stockholder notes payable                                                       2,433,124       2,433,124
    Long-term debt, less current portion                                            4,359,642       4,931,411
                                                                                 ------------    ------------
                                                                                    6,792,766       7,364,535
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: none                                      --              --
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,840,833                              78,408          78,375
    Additional paid-in capital                                                     14,047,296      14,686,208
    Accumulated deficit                                                            (2,666,896)       (933,279)
                                                                                 ------------    ------------
                                                                                   11,458,808      13,831,304
                                                                                 ------------    ------------
                                                                                 $ 23,335,803    $ 24,640,758
                                                                                 ============    ============

Note: The consolidated balance sheet at January 31, 1997 has been derived from the audited consolidated financial statements at that date.



The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                                   1997         1996
                                                                ----------   ----------
  REVENUES                                                     $ 4,079,600  $ 2,226,918


  OPERATING COSTS AND EXPENSES:


        Direct costs                                             2,779,172    1,666,005
        Research and development                                   128,793        5,300
        Selling, general and administrative                        737,411      635,666
        Depreciation and amortization                              255,135      114,852
                                                                ----------   ----------

             Total operating costs and expenses                  3,900,511    2,421,823
                                                                ----------   ----------

  OPERATING  INCOME (LOSS)                                         179,089     (194,905)

  OTHER INCOME (EXPENSE):

        Interest income                                            106,333      143,652
        Other income                                                 9,958      (13,020)
        Equity in earnings (loss) from joint venture              (639,015)       --
        Interest expense                                          (264,868)    (133,323)
                                                                ----------   ----------
             Total other income (expense)                         (787,592)      (2,691)
                                                                ----------   ----------


  LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                (608,503)    (197,596)


  PROVISION (BENEFIT) FOR INCOME TAXES                               --          --

                                                                ----------  ----------
  NET LOSS                                                     $  (608,503) $ (197,596)
                                                                ==========  ==========
  LOSS PER SHARE                                               $     (0.08) $    (0.03)
                                                                ==========  ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING                            7,840,664   7,837,500
                                                                ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996


                                                          1997         1996
                                                        ----------   ----------


 REVENUES                                              $ 9,510,837  $ 4,819,289


 OPERATING COSTS AND EXPENSES:


        Direct costs                                     7,158,213    4,019,518
        Research and development                           389,720        5,300
        Selling, general and administrative              2,066,993    1,067,635
        Depreciation and amortization                      711,200      259,691
                                                        ----------   ----------

             Total operating costs and expenses         10,326,126    5,352,144
                                                        ----------   ----------

 OPERATING LOSS                                           (815,289)    (532,855)

 OTHER INCOME (EXPENSE):

        Interest income                                    314,597      259,636
        Other income                                        12,284       (7,287)
        Equity in earnings (loss) from
          joint venture/partnership                       (639,015)      68,041
        Interest expense                                  (606,194)    (263,720)
                                                        ----------   ----------
            Total other income (expense)                  (918,328)      56,670
                                                        ----------   ----------


 LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES       (1,733,617)    (476,185)


 PROVISION (BENEFIT) FOR INCOME TAXES                            --          --

                                                        ----------   ----------
 NET LOSS                                              $(1,733,617)  $ (476,185)
                                                        ==========   ==========
 LOSS PER SHARE                                        $     (0.22)  $    (0.07)
                                                        ==========   ==========
 WEIGHTED AVERAGE SHARES OUTSTANDING                     7,839,030    6,791,743
                                                        ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                                                    1997            1996
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,733,617)    $   (476,185)
                                                                                ------------    ------------
  Adjustments to reconcile net loss to cash used by operating activities:
     Depreciation and amortization                                                  711,200          259,691
     Short-term investment interest                                                 627,672           51,601
     Equity in (earnings) loss from joint venture/partnership                       639,015          (68,041)
     Provision for doubtful accounts                                                (57,237)            --
  Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts receivable                                                      205,205          (70,880)
           Inventory                                                                (90,397)         (16,771)
           Net receivable from affiliate                                           (553,703)          71,413
           Prepaid expenses and other current assets                               (13,330)          372,454
     Increase (decrease) in liabilities:
           Accounts payable                                                         633,248           49,817
           Accrued expenses                                                         (60,876)        (223,703)
           Unpaid winning tickets                                                   119,832         (281,384)
           Other current liabilities                                                646,313          301,597
                                                                                ------------    ------------
                Total adjustments                                                 2,806,942          445,794
                                                                                ------------    ------------
         Net provided by (cash used) in operating activities                      1,073,325          (30,391)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (971,278)        (490,423)
     Deposits and other assets                                                      158,302         (129,268)
     Expenditures capitalized as tangible assets                                    (42,439)            --
     Increase in investment in joint venture                                       (778,853)            --
     Purchase of short-term investments                                                --         (7,105,161)
     Purchase of subsidiary, net of cash acquired                                      --         (2,993,176)
     Purchase of remaining 50% interest in partnership, net of cash acquired           --         (3,041,592)
     Proceeds from joint venture partner                                            774,555             --
                                                                                ------------    ------------
           Net cash used in investing activities                                   (859,713)     (13,759,620)
                                                                                ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                  (270,976)        (262,403)
     Proceeds received from Stockholder notes                                           --         2,433,124
     Net proceeds from issuance of common stock                                      27,496       13,711,326
     Cost of prior year initial public offering                                    (666,375)            --
     Contributions from stockholders                                                    --           558,000
     Distributions to stockholders                                                      --        (3,649,021)
                                                                                ------------     ------------
         Net cash provided by (used in) financing activities                       (909,855)      12,791,026
                                                                                ------------     ------------

NET DECREASE IN CASH                                                               (696,243)        (998,985)
CASH, beginning of period                                                         3,416,412        3,938,582
                                                                                ============     ============
CASH, end of period                                                             $ 2,720,169      $ 2,939,597
                                                                                ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the nine months ended October 31, 1997 and 1996 was $606,194 and $263,720. Cash paid for income taxes during the nine months ended October 31, 1997 and 1996 was $136,000 and $0.

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996


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

     In February 1997, the Company formed American Wagering Management Company, Inc. to facilitate the management services provided to its subsidiaries. Management service fees such as human resources, accounting and marketing are centralized and are billed monthly to each subsidiary through intercompany transactions at 9.5% of their respective gross incomes.

     Reclassifications

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

     Period Results Not Indicative of the Full Year

     The results of operations for the nine months ended October 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Investment in Joint Venture

     The Company, through the acquisition of Computerized Bookmaking Systems, Inc. ("CBS") on October 24, 1996, is involved in a joint venture with IGT-North America ("IGT"). CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports"). Mega$ports, an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's investment in joint venture balance consists of contributions of property and equipment, programming services and cash contributions for operations, net of the equity in loss from the joint venture.

     In February 1997, the Company received a reimbursement of $500,000 from IGT for previous start-up costs incurred by CBS related to the Mega$ports investment in joint venture. The contribution by IGT was treated as a "contingent asset" as defined by SFAS No. 38 "Accounting for Business Combinations" which was resolved within a short period of time after the consummation of the acquisition of CBS and was accounted for as a purchase price allocation adjustment. Accordingly, the investment in joint venture balance and intangibles arising from the CBS acquisition were revalued to reflect the increase in the total contribution to the joint venture by CBS. For the nine months ended October 31, 1997 the Company has recognized a loss from the joint venture of approximately $639,000.

3. Litigation

     On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to a lawsuit pending since August, 1995, between Michael Racusin, d/b/a M. Racusin & Company ("Racusin") and American Wagering, Inc. ("Company") and Leroy's Horse and Sports Place ("Leroy's"), the wholly-owned subsidiary of the Company which operates sports and race books. As previously reported, in dispute in the lawsuit are two written contracts between Leroy's and Racusin.

     The Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. The Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. On September 5, 1997, the Company tendered the entire judgement plus interest of $735,910 to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. The declaratory judgement of the Court is not final. On September 19, 1997, Racusin filed a Notice of Appeal with the Court.

4. Business Segment Reporting

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

     The Casino segment consists of the operations of a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 71 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

     The Computerized Bookmaking Systems segment consists of operations which design, install and maintain race and sports book equipment, software and computer systems to the sports betting industry.

             The following summarizes the segment information for the Company:

                            Three months   Horse and      Hotel,
                               ended        Sports       Food and
                             October 31,   Wagering      Beverage      Casino      Systems    Corporate    Total
                             -----------   ---------     --------      ------      -------    ---------   --------
Revenues                        1997      $2,493,624    $ 793,354   $ 131,879    $ 660,743   $     -    $4,079,600
                                1996       1,099,278      958,101     135,579       32,564       1,396   2,226,918

Operating                       1997         679,800     (127,202)      3,635       54,418    (431,562)    179,089
Income (Loss)*                  1996        (128,733)     (31,935)     20,595         (121)   ( 54,711)   (194,905)

Capital                         1997         100,511       (9,631)        -          5,113     124,477     220,470
Expenditures                    1996         112,059      234,059      19,724          -           -       365,842

Depreciation and                1997          82,217       87,806       4,002       73,206       7,904     255,135
Amortization                    1996          48,043       59,631       2,497        4,681         -       114,852

Indentifiable                   1997       3,448,501    7,523,262     339,139    5,112,738   6,912,163  23,335,803
Assets
                 As at Jan. 31, 1997       3,633,668    7,672,444     350,153    5,701,742   7,282,751  24,640,758


                            Nine months    Horse and       Hotel,
                                ended        Sports       Food and
                            October 31,     Wagering      Beverage     Casino      Systems    Corporate    Total
                             -----------   ---------      --------     ------      -------    ---------   --------

Revenues                        1997      $4,316,910   $2,538,211   $ 421,833   $2,233,883   $     -    $9,510,837
                                1996       2,845,787    1,701,329     238,213       32,564       1,396   4,819,289

Operating                       1997         230,127     (284,619)     39,935      262,853  (1,063,585)   (815,289)
 Income (Loss)*                 1996        (289,305)    (173,390)     20,539         (121)    (90,578)   (532,855)

Capital                         1997         589,608      175,254          -        43,423     162,993     971,278
 Expenditures                   1996         144,691      294,997      50,735          -           -       490,423

Depreciation and                1997         178,755      248,377      12,004      255,803      16,261     711,200
 Amortization                   1996         101,072      148,756       5,182        4,681         -       259,691

Indentifiable                   1997       3,448,501    7,523,262     339,139    5,112,738   6,912,163  23,335,803
 Assets
                 As at Jan. 31, 1997       3,633,668    7,672,444     350,153    5,701,742   7,282,751  24,640,758

 * Operating Income (Loss) does not include the allocation of corporate management fees.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Results of Operations

         Fiscal Quarter ended October 31,1997 Compared to the Fiscal Quarter ended October 31, 1996

         Revenues for the Fiscal Quarter ended October 31,1997 ("Third Quarter of Fiscal 1998"), were $4,080,000, an increase of $1,853,000 or 83.2% from revenues of $2,227,000 for the Fiscal Quarter ended October 31,1996 ("Third Quarter of Fiscal 1997"). The overall increase in revenues between fiscal quarters was primarily attributed to the horse and sports wagering operations and the acquisition of Computerized Bookmaking Systems, Inc. Revenues from horse and sports wagering were approximately $2,494,000 for the Third Quarter of Fiscal 1998, an increase $1,395,000 or 126.9% from revenues of $1,099,000 for the Third Quarter of Fiscal 1997. The increase in horse and sports wagering revenues was principally due to favorable variances of sportsbook locations operating in both periods ("same store") and a net increase of five sportsbooks which were operating during the Third Quarter of Fiscal 1998 compared to the Third Quarter of Fiscal 1997. Revenues of $1,860,000 for the Third Quarter of Fiscal 1998, at same store locations, increased $815,000 or 78.0% from revenues of $1,045,000 for the Third Quarter of Fiscal 1997. Revenues of $540,000 for the Third Quarter of Fiscal 1998 at locations that were not operating in both periods increased $486,000 or 900.0% from revenues of $54,000 for the Third Quarter of Fiscal 1997. Other revenues of $94,000 for the Third Quarter of Fiscal 1998 were generated from the early buyout of a sportsbook lease, the sale of an existing unused liquor license and the collection of a bad debt. The Company believes the increase in revenues between fiscal quarters was also due to the favorable results of college and professional football wagering which was positively impacted by the lack of success of betters in wagering selections. Handle (the total amount wagered at the Company's sports and race books) for the Third Quarter of Fiscal 1998 was $24,111,000, an increase of $1,005,000 or 4.3% from the handle of $23,106,000 for the Third Quarter of Fiscal 1997. The increase in handle was principally due to five more sportsbook locations operating during the Third Quarter of Fiscal 1998 than were operating during Third Quarter of Fiscal 1997. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The Company's net win percentage (revenues divided by handle) for all race and sports wagering was 10.0% for the Third Quarter of Fiscal 1998, an increase of 100.0% compared to the Company's net win percentage for all race and sports wagering of 5.0% for the Third Quarter of Fiscal 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The increase in the Company's net win percentage between the fiscal quarters was attributed to favorable results in college and professional football offset by unfavorable results from baseball and basketball. On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc. ("CBS"), located in Las Vegas, Nevada. Revenues from CBS for the Third Quarter of Fiscal 1998 were approximately $661,000. CBS revenues consisted principally of maintenance sales of $436,000. Revenues from Hotel, Food and Beverage operations of $793,000 for the Third Quarter of Fiscal 1998 decreased $165,000 or 17.2% as compared to revenues of $958,000 for the Third Quarter of Fiscal 1997. Revenues from Casino operations of $132,000 for the Third Quarter of Fiscal 1998 decreased $3,000 or 2.2% as compared to revenues of $135,000 for the Third Quarter of Fiscal 1997. The decrease in revenues for both segments was principally due to a decrease of 24% in the Hotel average occupancy rate to 71% for the Third Quarter of Fiscal 1998 from 93% for the Third Quarter of Fiscal 1997. The decrease in average occupancy is primarily due to increased competition by new and expanded hotels in the Las Vegas area.

         Direct costs were $2,779,000 for Third Quarter of Fiscal 1998, an increase of $1,113,000 or 66.8% from direct costs of $1,666,000 for the Third Quarter of Fiscal 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, marketing, franchise fees, and other costs. The increase in direct costs was principally attributed to the horse and sports wagering operations and the acquisition of CBS. Direct costs associated with horse and sports wagering were $1,664,000 for the Third

Quarter of Fiscal 1998, an increase of $809,000 or 94.6% as compared to direct costs of $855,000 for the Third Quarter of Fiscal 1997. The increase in direct costs associated with horse and sports wagering was primarily due to marketing, rent, gaming taxes and supplies expenses. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $302,000 for the Third Quarter of Fiscal 1998. Direct costs associated with Hotel, Food and Beverage operations were $690,000 for the Third Quarter of Fiscal 1998 a decrease of $10,000 or 1.4% as compared to direct costs of $700,000 for the Third Quarter of Fiscal 1997 principally due to reduced franchise fees. Direct costs associated with Casino operations were $123,000 for the Third Quarter of Fiscal 1998, an increase of $13,000 or 11.8% as compared to direct costs of $110,000 for the Third Quarter of Fiscal 1997 principally due to additional labor costs, taxes, licenses, and rent expenses. Direct costs as a percentage of revenues was 68.1% for the Third Quarter of Fiscal 1998 a decrease of 9.0% as compared to direct costs as a percentage of revenues of 74.8% for the Third Quarter of Fiscal 1997. This decrease is principally due to the increase in horse and sports wagering revenues and the acquisition of CBS.

         Research and Development expenses were $129,000 for the Third Quarter of Fiscal 1998. These expenses relate exclusively to CBS and are principally attributed to software and hardware development of new products.

         Selling, general and administrative expenses were $737,000 for the Third Quarter of Fiscal 1998, an increase of $101,000 or 15.9% from selling, general and administrative expenses of $636,000 for the Third Quarter of Fiscal 1997. The increase in selling, general and administrative expenses was principally due to increased expenditures at the corporate level. Corporate level selling, general and administrative expenses were $421,000 for the Third Quarter of Fiscal 1998, an increase of $365,000 or 651.8% compared to $56,000 for the Third Quarter of Fiscal 1997. The increase in expenses is attributed to labor costs, legal, accounting, advertising, and travel expenses. These expenditures were incurred to hire additional personnel for the Company's consolidation of accounting, marketing, human resources and treasury functions at the corporate level to support increased regulatory and public disclosure burdens as a publicly owned company, litigation services and to review potential acquisitions. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $81,000 for the Third Quarter of Fiscal 1998. Selling, general and administrative expenses associated with horse and sports wagering were $68,000 for the Third Quarter of Fiscal 1998, a decrease of $257,000 or 79.1% as compared to selling, general and administrative expenses of $325,000 for the Third Quarter of Fiscal 1997. The decrease between the fiscal quarters was principally due to a reduction in labor costs associated with the transfer of personnel to the corporate level. Selling, general, and administrative costs associated with the Hotel and Food and Beverage were $143,000 for the Third Quarter of Fiscal 1998, a decrease of $86,000 or 37.6% as compared to $229,000 for the Third Quarter of Fiscal 1997. The decrease was principally due to reduced labor related costs, professional services and utilities expenses. Selling, general and administrative costs associated with the Casino were $2,000 for the Third Quarter of Fiscal 1998, as compared to $2,000 for the Third Quarter of Fiscal 1997. Selling, general and administrative expenses were 18.1% of revenues for the Third Quarter of Fiscal 1998 a decrease of 36.5% compared to 28.5% for the Third Quarter of Fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased revenues from horse and sports wagering and CBS.

         Depreciation and amortization was $255,000 for the Third Quarter of Fiscal 1998, an increase of $140,000 or 121.7% from depreciation and amortization of $115,000 for the Third Quarter of Fiscal 1997. An increase of approximately $37,000 relates to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel, Food and Beverage and Casino operations and CBS, respectively. An increase of $103,000 in depreciation expense was principally due to capital equipment associated with the acquisition of CBS and new capital equipment purchases by horse and sports wagering operations to support the new operating system and by the hotel and casino operations for renovations.

         Other expense of $788,000 for Third Quarter of Fiscal 1998, varied unfavorably by $785,000, from other expense of $3,000 in the Third Quarter of Fiscal 1997. The unfavorable variance between other expense and other income was principally due to the equity in loss from the Mega$ports joint venture of $639,000. The unfavorable variance is also attributed to an increase of $90,000 in interest expense related to the judgement of the Racusin lawsuit, an increase of $31,000 in interest expense on the long-term debt of the Hotel/Casino and CBS and a decrease of interest income of $38,000 from short-term investments.

         Net loss before income taxes for the Third Quarter of Fiscal 1998 of $609,000 varied unfavorably by $411,000 compared to the net loss before income taxes of $198,000 for Third Quarter of Fiscal 1997. Net income from horse and sports wagering operations of $619,000 for the Third Quarter of Fiscal 1998 varied favorably by approximately $801,000 as compared to the net loss of $182,000 for the Third Quarter of Fiscal 1997. The net loss from CBS operations for the Third Quarter of Fiscal 1998 was approximately $619,000 which includes the equity in loss from the Mega$ports joint venture of $639,000. The net loss at the corporate level of $423,000 for the Third Quarter of Fiscal 1998 varied unfavorably by $503,000 as compared to net income of $80,000 for the Third Quarter of Fiscal 1997. The net loss from the Hotel, Food and Beverage operations of $189,000 for the Third Quarter of Fiscal 1998 varied unfavorably by $87,000 as compared to the net loss of $102,000 for the Third Quarter of Fiscal 1997. The net income from the Casino operations of $3,000 for the Third Quarter of Fiscal 1998 varied unfavorably by $18,000 as compared to the net income of $21,000 for the Third Quarter of Fiscal 1997.

Nine Months Ended October 31, 1997 Compared to the Nine Months Ended October 31, 1996

         Revenues for the nine months ended October 31, 1997 were $9,511,000, an increase of $4,692,000 or 97.4% from revenues of $4,819,000 for the nine months ended October 31, 1996. The increase in revenues was primarily attributed to the following two events:

         1. On May 15, 1996, the Company completed the acquisition of the Howard Johnson Hotel and Casino ("Hotel/Casino") located in Las Vegas, Nevada. Revenues from the Hotel, Food and Beverage operations for the nine months ended October 31, 1997 were approximately $2,538,000 compared to $1,701,000 from May 15th through October 31, 1996. Revenues from the Casino operations for the nine months ended October 31, 1997 were approximately $422,000 compared to $238,000 from May 15th through October 31, 1996. Hotel, Food and Beverage revenues for the nine months ended October 31, 1997 consisted principally of room sales of $1,363,000 and food and beverage sales of $1,075,000. The hotel's occupancy rate averaged 76% for the nine months ended October 31, 1997, a decrease of 12.6% from the hotel's average occupancy rate of 87% for the nine months ended October 31, 1996 primarily due to increased competition of new and expanded hotels in the Las Vegas area. Casino revenues for the nine months ended October 31, 1997 consisted primarily of slot revenue of $412,000.

         2. On October 24, 1996, the Company acquired Computerized Bookmaking Systems, Inc. ("CBS") located in Las Vegas, Nevada. Revenues from CBS for the nine months ended October 31, 1997 were approximately $2,234,000 compared to $33,000 from October 24th through October 31, 1996. CBS revenues consisted principally of maintenance and equipment sales of $1,870,000.

         Revenues from horse and sports wagering operations was approximately $4,317,000 for the nine months ended October 31, 1997, an increase of $1,471,000 or 51.7% from revenues of $2,846,000 for the nine months ended October 31, 1996. The increase in horse and sports wagering revenues was principally due to favorable variances at same store locations and a net increase of three sportsbook locations which were operating during the nine months ended October 31, 1997 compared the nine months ended October 31, 1996. Revenues of $3,444,000 for the nine months ended October 31, 1997 at same store locations increased $975,000 or

39.5% from revenues of $2,469,000 for the nine months ended October 31, 1996. The Company believes the increase in revenues between periods was also due to the favorable results of college and professional football wagering impacted by the lack of success of betters in wagering selections. Handle (the total amount wagered at the Company's sports and race books) for the nine months ended October 31, 1997 was $59,959,000 an increase of $6,993,000 or 13.2% from the handle of $52,966,000 for the nine months ended October 31, 1996. The increase in handle is principally due to the favorable performance of same store locations. Handle of $48,707,000 for nine months ended October 31, 1997 at same store locations increased $3,667,000 or 8.1% over the handle of $45,040,000 for the nine months ended October 31, 1996. The increase in handle was additionally related to increased marketing, to promote name recognition, and additional baseball simulcasting at many sportsbook locations throughout the state. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The Company's net win percentage (revenues divided by handle) for all race and sports wagering was 7.2% for the nine months ended October 31, 1997 an increase of 33.3% compared to the Company's net win percentage for all race and sports wagering of 5.4% for the nine months ended October 31, 1996. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The increase in the net win percentage between the nine month periods was attributed to favorable results in football, boxing, and parlay cards offset by unfavorable results from basketball and hockey.

         Direct costs were $7,158,000 for nine months ended October 31, 1997, an increase of $3,138,000 or 78.1% from direct costs of $4,020,000 for the nine months ended October 31, 1996. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. The increase in direct costs was principally due to the acquisition of the Hotel/Casino and CBS. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in direct costs of $821,000 for the nine months ended October 31, 1997, of which $706,000 were Hotel, Food and Beverage direct costs and $115,000 were Casino direct costs. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $1,042,000 for the nine months ended October 31, 1997. Direct costs associated with horse and sports wagering were $3,725,000 for the nine months ended October 31, 1997 an increase of $1,273,000 or 51.9%, as compared to direct costs of $2,452,000 for the nine months ended October 31, 1996. The increase in direct costs associated with horse and sports wagering was primarily due to greater labor costs related to the acquisition of additional operations personnel, marketing, rent, and expenses associated with the sports operations transition to a new hardware/software system. Costs associated with the new operating system were approximately $250,000 for the nine months ended October 31, 1997. The new system provides greater functionality and allows the operation of the Mega$ports(TM) pari-mutuel sports wagering product at the Company's sportsbook locations. Direct costs as a percentage of revenues was 75.3% for the nine months ended October 31, 1997 a decrease of 9.8% as compared to direct costs as a percentage of revenues of 83.4% for the nine months ended October 31, 1996.

         Research and Development expenses were $390,000 for the nine months ended October 31, 1997. These expenses relate exclusively to CBS and are principally attributed to software and hardware development for new products.

         Selling, general and administrative expenses were $2,067,000 for the nine months ended October 31, 1997, an increase of $999,000 or 93.5% from selling, general and administrative expenses of $1,068,000 for the nine months ended October 31, 1996. The increase in selling, general and administrative expenses was principally due to increased expenses at the corporate level. Corporate level selling, general and administrative expenses were $1,045,000 for the nine months ended October 31, 1997, an increase of $953,000 or 1,035.9% compared to $92,000 for the nine months ended October 31, 1996. The increase in expenses is principally attributed to labor costs, legal, accounting, advertising, and travel expenses. These expenditures were incurred to hire additional personnel for the company's consolidation of accounting, marketing, human resources and treasury functions at the corporate level to support increased regulatory and public disclosure burdens as a publicly owned company, litigation services and to review potential acquisitions. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $260,000 for the nine months ended October 31, 1997. The acquisition of the Hotel/Casino, which occurred during the Second Quarter of Fiscal 1997, contributed to an increase in selling, general and administrative expenses of $185,000 for the nine months ended October 31, 1997, of which $142,000 are Hotel, Food and Beverage expenses and $43,000 are Casino expenses. Selling, general and administrative expenses from horse and sports wagering were $183,000 for the nine months ended October 31, 1997, a decrease of $399,000 or 68.6% as compared to selling, general and administrative expenses of $582,000 for the nine months ended October 31, 1996. The decrease between periods was principally due to a reduction in labor costs, associated with the transfer of personnel to the corporate level. Selling, general and administrative expenses were 21.7% of revenues for the nine months ended October 31, 1997 a decrease of 1.8% as compared to 22.1% for the nine months ended October 31, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue between periods was principally due to additional revenues associated with the acquisition of the Hotel/Casino and CBS.

         Depreciation and amortization was $711,000 for the nine months ended October 31, 1997, an increase of $451,000 or 173.5% from depreciation and amortization of $260,000 for the nine months ended October 31, 1996. An increase of $128,000 relates primarily to amortization expense attributed to goodwill and other intangible assets associated with the acquisition of the Hotel/Casino and CBS, respectively. An increase in depreciation expense of $323,000 was principally due to capital equipment associated with the acquisition of the Hotel/Casino and CBS and new capital equipment purchases by the horse and sports wagering operation to support the new operating system.

         Other expense of $918,000 for the nine months ended October 31, 1997, varied unfavorably by $975,000 compared to other income of $57,000 for the nine months ended October 31, 1996. The unfavorable variance between other expense and other income was principally due to equity in loss of $639,000 from the Mega$ports joint venture, an increase of of $218,000 in interest expense on the long-term debt of the Hotel/Casino and CBS, an increase of $90,000 in interest expense related to the judgement of the Racusin lawsuit, and the absence of equity in earnings of $68,000 from the partnership investment in the hotel recognized during the nine months ended October 31, 1996. Partly offsetting these unfavorable items were increased earnings of $54,000 from short-term investments.

         Net loss before income taxes for the nine months ended October 31, 1997 of $1,734,000 varied unfavorably by $1,258,000 or 264.3% compared to the net loss before income taxes of $476,000 for nine months ended October 31, 1996. The net loss at the corporate level of $879,000 for the nine months ended October 31, 1997 varied unfavorably by $1,009,000 as compared to net income of $130,000 for the nine months ended October 31, 1996. The net loss from CBS operations for the nine months ended October 31, 1997 was $481,000 which includes the loss from the Mega$ports joint venture of $639,000. Net income from horse and sports wagering operations of $61,000 for the nine months ended October 31, 1997 varied favorably by $478,000 or 114.6% as compared to the net loss of $417,000 for the nine months ended October 31, 1996. The net loss from the Hotel, Food and Beverage operations for the nine months ended October 31, 1997 was $475,000. The net income from the Casino operations for the nine months ended October 31, 1997 was $40,000. Partly offsetting these losses for the nine months ended October 31, 1997 were earnings of $275,000 from short-term investments.

Liquidity and Capital Resources

         As of October 31, 1997, working capital was $5,220,000 consisting principally of short-term investments.

         Cash provided by operating activities was $1,073,000. Net cash used in investing activities amounted to $860,000 reflecting contributions from IGT, the joint venture partner, offset by the purchase of capital expenditures and the Company's contributions to the joint venture. The new horse and sports wagering operations system accounted for approximately $459,000 of new capital equipment purchases for the nine months ended October 31, 1997. Additional capital expenditures included renovations and a vehicle at the Hotel/Casino, an exhibition booth for corporate use and building improvements and equipment at CBS. Net cash used in financing activities amounted to $910,000 representing costs associated with the prior year initial public offering of the Company's common stock due to the Racusin lawsuit judgement and repayments of long-term debt.

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

Item 1.           LEGAL PROCEEDINGS

The information in Note 3 to Item I of Part I of this report is herein incorporated by reference.


Item 2.           CHANGES IN SECURITIES                       NON APPLICABLE

Item 3.           DEFAULTS UPON SENIOR SECURITIES             NON APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS
                                                              NON APPLICABLE

Item 5.           OTHER INFORMATION                           NON APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits  -  Financial Data Schedule

        Number           Description               Method of Filing
        ------           -----------               ----------------

          27             Financial Data Schedule   Filed Herewith

          (b) The following report on form 8-K was filed during the quarter ended October 31, 1997: 1) Form 8-K on August 13, 1997 with respect to Item 5 of such report. See Note 3 to Item I of Part I of this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             AMERICAN WAGERING, INC.

                                                  (Registrant)



Date: December 15, 1997                      By:/s/ Robert D. Ciunci
                                                --------------------------------
                                                    Robert D. Ciunci
                                                    Executive Vice President and
                                                    Chief Financial Officer