Form 10KSB
period 1998-01-31
AMERICAN WAGERING INC
filed 1998-05-01
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998.

Commission File No. 000-20685

                             AMERICAN WAGERING, INC.
                 (Name of Small Business Issuer in its Charter)
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended January 31, 1998 were $9,300,503.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 7, 1998 computed by reference to the average of the bid and asked prices of the registrant's Common Stock as quoted by NASDAQ on such date, was approximately $14,924,315

The number of shares of the issuer's Common Stock outstanding as of April 7, 1998 was 7,836,333.

                                     PART I
Item 1

Business

                American Wagering, Inc. (the "Company") owns and operates Leroy's Horse and Sports Place ("Leroy's"), the licensed bookmaker with the largest number of sports book locations in the State of Nevada, and Computerized Bookmaking Systems, Inc., a Nevada corporation ("CBS") which designs, installs and maintains sports and race book equipment, software, including the MEGA$PORTS(R) product for pari-mutuel sports wagering, and computer systems to the sports betting industry. Through a central computer located at its Las Vegas, Nevada headquarters, Leroy's operates a statewide network of sports and race wagering facilities in 40 casinos. The Company offers casinos a "turn key" sports wagering operation that allows casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with conducting the operation themselves. By combining volume from a number of locations, the Company believes it more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports book operation is its primary business, the Company believes it responds more quickly to customer requests, such as providing faster pay off on winning tickets presented other than in person than do many casinos, which operate sports books as an ancillary part of their businesses.

                The Company also owns Leroy's Hotel Corporation (the "Hotel Operator"), which owns and operates a 150-room Howard Johnson's hotel and through, its wholly-owned subsidiary, B-P Food Corporation, an adjacent International House of Pancakes restaurant, (the hotel and restaurant are collectively referred to as "Hotel"). Leroy's operates the adjacent casino (the hotel and casino collectively referred to as the "Hotel/Casino"). On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the Hotel, food and beverage operations. In the Company's accompanying consolidated financial statements for and as of the fiscal year ended January 31, 1998, the results of the Hotel, food and beverage operations have been accounted for as discontinued operations. The Hotel/Casino is located at 3111 W. Tropicana Avenue, Las Vegas, Nevada, which is approximately one-half mile west of the Las Vegas Strip and adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California.

                The Company currently operates 71 gaming devices (including slot machines, video poker machines and video keno machines) and its home sports and race book operation in approximately 5,600 square feet of space at the Hotel/Casino. In conjunction with the sale of the Hotel, it intends to negotiate the leaseback, and continue to operate the casino. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. See "Hotel/Casino Operation," "Strategy -- Hotel/Casino" and "Legal Proceedings."

                On May 15, 1996, the Company completed an initial public offering (the "Offering") of its Common Stock at an offering price of $6.00 per share with 2,250,000 shares sold. On June 28, 1996 the underwriters of the Offering exercised an over-allotment option and purchased an additional 337,500 shares of the Company's Common Stock at $6.00 per share. Prior to the Offering, the business of the Company had been operated by Leroy's, which commenced operations in April 1978, the Hotel Operator, which commenced operations in 1995 and B-P Gaming Corporation ("B-P"), the former licensed operator of the casino, which commenced operations in 1979, and all of which were under common ownership with the Company. On May 10, 1996 a corporate reorganization was effected on a tax free basis pursuant to Section 351 of the Internal Revenue Code, which resulted in Leroy's and the Hotel Operator becoming wholly-owned subsidiaries and B-P becoming a 50% owned subsidiary of the Company (the "Reorganization"). In the Reorganization, Messrs. Salerno, Barengo, Ciunci, Merillat and Roxborough as the stockholders of Leroy's, the Hotel Operator and B-P ("Original Stockholders") exchanged all the issued and outstanding stock in Leroy's, the Hotel Operator and B-P, respectively owned by them, for an aggregate of 5,249,900 shares of Common Stock of the Company with the resulting effect that such stockholders owned an aggregate of 5.25 million shares of the Common Stock of the Company.

                In February and March 1995, the Hotel Operator and the Original Stockholders had purchased, respectively, 50% interests in BSRB Resorts Hotel, a

Nevada general partnership, which owned and operated the Hotel and B-P. The Hotel Operator and the Original Stockholders acquired their respective 50% interests in the Partnership and B-P from the owner of those interests who had filed for bankruptcy protection. The predecessor to the Partnership, Bruyea Pond Las Vegas, a Nevada general partnership, comprised of two individual partners,
R. Paul Bruyea ("Bruyea") and Fletcher Pond ("Pond"), had filed for bankruptcy protection in the District of Nevada on June 11, 1993. Pond had filed for individual bankruptcy in the Southern District of California on August 5, 1992. The Hotel Operator and the Original Stockholders purchased all of Pond's interest in Bruyea Pond Las Vegas and B-P for a cash purchase price of $1.4 million (and assumed liabilities of $1.2 million) in the bankruptcy proceedings pursuant to an order of the United States Bankruptcy Court, Southern District of California, and one in bankruptcy court in the District of Nevada. On March 30, 1995, the Partnership succeeded to Bruyea Pond Las Vegas, with the Hotel Operator and an affiliate of Bruyea constituting its two equal general partners.

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

                On October 25, 1996, the Company purchased CBS (formerly known as Autotote CBS, Inc.) for $3 million in cash and agreed to guarantee CBS's obligation under its current mortgage of approximately $2 million on the real estate and building where the Company maintains its corporate offices. CBS is involved in a joint venture with IGT-North America ("IGT"), a subsidiary of International Game Technology. CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports(R)"). Mega$ports, an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system.

                On November 11, 1997, the Company signed a definitive agreement to acquire all the outstanding stock of Imagineering Systems, Inc. ("ISI"), one of the leading providers of keno systems for a combination of cash and stock in an aggregate amount of approximately $1 million. The closing of this transaction is contingent on receiving regulatory approvals and certain other events. The purchase also includes a new division named Keno International, which is currently in the development stage. Imagineering Systems, Inc. is based in Reno, Nevada and currently manufactures, distributes and services the hardware and software for keno systems, operated by casinos and gaming establishments in 14 jurisdictions around the world.

Las Vegas Metropolitan Market

                The market for 21 of the Company's 40 sports books and for the Hotel/Casino is the "Las Vegas" metropolitan area (hereinafter "Las Vegas") gaming market. Currently, the Las Vegas gaming market is comprised of 93 casinos with an aggregate of approximately 58 sports books. The Las Vegas gaming market attracts both local residents and Las Vegas visitors. Las Vegas' population was approximately 1.2 million in 1997. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased from approximately
17.2 million in 1988 to approximately 30.5 million visitors in 1997. Las Vegas' principal tourist market is the western region of the United States, most significantly Southern California and Arizona. Las Vegas is also among the nation's most popular convention sites, having hosted approximately 3,750 conventions in 1997, which were attended by more than 3.5 million people who it is estimated spent $4.4 billion, excluding gaming activity.

                The number of hotel and motel rooms in Las Vegas has increased by approximately 72% from 61,000 in 1988 to approximately 105,000 in 1997. Despite the significant increase in the supply of rooms, Las Vegas's hotel occupancy rate exceeded 86% for 1997. The Las Vegas Convention and Visitors Authority forecasts the supply of rooms available in Las Vegas to increase by approximately 20% or 21,049 rooms by the year 2000.

                From 1988 to 1997, gaming revenues for Clark County (which consists principally of Las Vegas) have increased from approximately $3.1 billion in 1988 to approximately $6.1 billion in 1997. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno Area Market

                The market for ten of the Company's sports books is the Reno area gaming market. Reno is the second largest city in Nevada with an area population of approximately 276,000 in 1997. Reno is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno area is a popular resort spot which attracts tourists by offering gaming as well as numerous other summer and winter recreational activities. The greater Reno area attracted a total of 5.8 million visitors in 1997. Currently, the Reno area gaming market is comprised of 54 casinos with an aggregate of approximately 23 sports books.

Sports Wagering

                Sports wagering is legal in the State of Nevada, and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's sports books increased from $293 million in 1980 to $2.4 billion in 1997. During that same period, the number of sports books increased from 24 to 136 in Nevada. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement, which the Company believes, leads to more interest in sports betting.

                A sports wagering facility or "sports book" is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events, such as football, basketball, baseball and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he makes his bet regardless of any subsequent movement in the line. Under this system, the sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes a risk on the outcome of the event.

                Inherent to betting is a long-term percentage against the player. Profits from bookmaking, table games, keno and slot machines are the results of steady play against a statistical advantage that the gambling operator or "house" possesses. The house advantage in bookmaking, however, is fundamentally different from other gambling games. There are mathematical advantages to table games and slot machines in favor of the casino. While there are exceptions (for instance, card counters), statistically all pit players exhaust their bankroll after an indefinite period of play. In pari-mutuel wagering, which is used by major North American horse racing tracks, jai alai establishments, and the Mega$ports (R) operations, a wager is pooled with all other wagers, the house receives a percentage for operating expenses, profit and taxes and the remainder is distributed to the winners. Therefore, the racetrack's, jai alai establishment's and the Mega$sports operation's, gross revenues are directly related to the amount wagered (the "handle").

                For each type of sports bet there is a "theoretical percentage", which is the advantage a bookmaker would have if the odds guaranteed it a constant commission regardless of the outcome. For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book was evenly balanced, the sports book would earn $1 for each $22 wagered or 4.55% (the winner would receive $21) of the handle, before expenses. The sports book, however, does not have a built in statistical edge as do the betting tables, slot machines or the racetrack. The fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system, which is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners. Customers have opinions concerning the posted odds and bet into the odds accordingly. Oddsmakers (whose services are purchased by the bookmakers) ideally make the lines that will split the bets evenly between the participants in the sporting event so that the bookmaker will realize profits over time.

                In practice, however, a sports book is rarely perfectly balanced. The sports book's profit depends upon the reliability of the odds and its acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid off according to the line at which they make their bets rather than the closing odds (as in pari-mutuel system), the sports book is not assured of a constant profit over time, much less for a single event.

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

Leroy's Horse and Sports Book Operation

                Leroy's retains its main sports book license at the Hotel/Casino and operates 39 other sports books in major metropolitan areas in Nevada (of which 21 are located in the Las Vegas area and 10 in the Reno area with 8 others located throughout the State of Nevada, including the cities of Laughlin, Mesquite, Elko and Jackpot) Leroy's operates sportsbooks in hotels and casinos such as, the Riviera Hotel and Casino, the Four Queens Hotel and Casino, the Continental Hotel and Casino, the Maxim Hotel and Casino, and the Stratosphere Hotel and Casino in the Las Vegas area, and the Carson Valley Inn and Casino, the Bonanza Hotel and Casino and the Rail City Hotel and Casino in the Reno area. Under Nevada gaming law, the Company is permitted to own and operate sports books located on the premises of other non-restricted gaming operations. The Company currently owns and operates 40 sports books out of a total of 136 sports books operating in Nevada.

                When the Company began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. Of the other sports books, 84 are operated by the casinos in which the sports books are located and 12 by casinos other than where the sports book are located. Generally, at its sports book locations the Company pays the casinos in which it operates a flat monthly rental for casino space, although in some instances it shares a portion of its revenues with the casino.

                The typical sports book location for the Company encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a dedicated phone line to the Company's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central data base and issues a ticket evidencing the bet. The ticket is then distributed to the customer with the Company simultaneously recording the wager. Personnel at the Company's main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of the Company's locations.

                The Company believes it has lower maximum betting limits than many sports books, which operate at large casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada. The Company believes that the geographic spread of its locations to various parts of the State of Nevada is more likely to attract bets from customers on both sides of a line, thereby further limiting its risk.

                Professional and college football games currently comprise about 36% of the amount bet (the "handle") at the Company's locations with professional and college basketball games at 29% and professional baseball games next at about 25%. As a result, the Company's business historically has been seasonal in nature with approximately 55% of its handle arising during the months of September through January. The Company's revenues consist of football game wagering of 37%, basketball wagering of 27% and baseball wagering of 18%, with the remaining 18% representing all other sports wagering, including such sports as, hockey and boxing.

                At 25 of its 40 sports book locations the Company has a license to operate a race book but actually operated a race book at only one of those locations during the fiscal year ended January 31,1998. The Company's race books utilize the same personnel and facilities as its sports books, but the Company does not set its own odds for race wagering. The Company accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. The Company has only offered race wagering for a few major events such as the Triple Crown and the Breeders Cup.

                In December 1997, the Company joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at its home location, at the Hotel/Casino. The Company, in association with a disseminator, currently offers pari-mutuel wagering on events from eight racetracks throughout the country including Santa Anita in California and Aqueduct in New York.

Hotel, Food and Beverage Operations

                The Hotel Operator currently owns and operates the hotel and, through its wholly owned subsidiary, B-P Food Corporation, the restaurant located at 3111 W. Tropicana Avenue, Las Vegas, Nevada. Leroy's operates the casino and a race and sports book on the premises. The Hotel/Casino is located approximately one-half mile west of the Las Vegas Strip and is adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the Hotel/Casino. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1998 and 1997, the results of the Hotel, food and beverage operations have been accounted for as discontinued operations.

                The Hotel, food and beverage operations currently consists of a 150-room franchised Howard Johnson's hotel, a 2,700 square foot bar, and a franchised International House of Pancakes restaurant. The Company, through its subsidiaries, is obligated pursuant to a franchise agreement with Howard Johnson's, a franchise agreement with International House of Pancakes, a gaming device participation agreement with Jackpot Enterprises, Inc., and a ground lease with the owner of the parcel on which the building is located. The franchise agreement with Howard Johnson's obligates the Company to pay a fee to Howard Johnson's of 8.5% of total monthly room revenues. The franchise agreement with International House of Pancakes obligates the Company to pay a fee of 7.5% of weekly gross food sales to International House of Pancakes. The agreement with Jackpot obligates the Company to pay 30% of the gaming devices net win to Jackpot. The ground lease obligates the Company to pay a base rent amount of $6,000 for the Hotel in addition to a calculated rent overage amount based on excess occupancy over a specified level and 5% of all casino gross gaming revenues to the landlord. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. See "Strategy -- Discontinued Operations" and "Legal Proceedings."

                From 1992 through 1997, the Hotel/Casino's occupancy rate has averaged approximately 73%. The Hotel/Casino currently draws most of its guests from the leisure, commercial and contract market segments.

                The leisure segment consists of individuals and families either vacationing in the Las Vegas area or en route to other destinations. Leisure demand is strongest on the weekends, during holiday periods and summer months. The majority of leisure travelers are generated from the overflow of larger properties on the Las Vegas Strip and downtown Las Vegas and also from patrons who make reservations via the Howard Johnson's nationwide reservation system. The commercial market segment is comprised of business travelers visiting various companies within the market area. Commercial demand is strongest Monday through Thursday, declining significantly Friday and Saturday, and is relatively constant throughout the year. The contract demand segment is primarily associated with airline crews flying in and out of McCarran International Airport. Airlines contract with local hotel operators for extended periods to ensure availability of accommodations. Because they are able to guarantee a specific usage on a daily basis, airlines can negotiate discounted room rates.

Casino Operations

                Within the hotel facility is approximately 5,600 square feet of casino space containing 71 gaming devices, including 27 slot machines, 38 video poker machines and 6 multi-game video machines.

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

                As consideration for the Shares and License the Company paid $3 million in cash from its working capital to AC and agreed to guarantee, pursuant to a Guaranty Agreement, CBS's obligation under its current mortgage of approximately $2 million on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices.

                Simultaneously with the execution of the Stock Transfer Agreement, (i) ASI appointed CBS as its distributor in Nevada of ASI products, including Probe terminals, MKII terminals, video-cards, communication devices and pari-mutuel race systems ("Distribution Products"), pursuant to an Authorized Exclusive Distributorship Agreement between them ("Distributorship Agreement"); (ii) ASI granted CBS the right under certain conditions, to manufacture video gaming machines, Distribution Products pursuant to a Manufacturing Agreement between them ("Manufacturing Agreement") and (iii) CBS and ASI agreed to cooperate in pursuing business relating to international sports and pari-mutuel wagering pursuant to an International Cooperation Agreement between them ("International Agreement"). The Technology License Agreement, the Stock Transfer Agreement, the Distribution Agreement, Manufacturing Agreement and the International Agreement are the subject of certain litigation between the Company and AC and ASI. (See "Legal Proceedings")

                CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is the dominant provider of such equipment and software in the state of Nevada, including major casinos along the Las Vegas strip.

                CBS provides its sports wagering systems to 82 out of 96 sports and race books in Nevada which are not operated by Leroy's, at all 40 of Leroy's sports and race books and at the leading operator of sports wagering facilities in Mexico. Casinos and other sports wagering facilities generally purchase the computerized wagering system from CBS and enter into an agreement with CBS for repair and maintenance of the system and software support. Sports wagering equipment sales revenue is reflected in equipment sales revenues and maintenance contract revenues included in operating revenues from wagering systems contracts. Under purchase agreements, CBS sells its sports wagering system to the facility and provides training for the system operators and sell/cash terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system.

                In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. The MEGA$PORTS(R) pari-mutuel wagering system currently consists of a central computer, communications equipment and terminals. Pursuant to the terms of the joint venture agreement, the computer system software and hardware for MEGA$PORTS(R) is provided by CBS and marketing expertise is provided by IGT. Mega$ports,Inc. received its license by the Nevada Gaming Authorities in June 1997 and began full operations in July 1997. CBS recorded an equity in loss from joint venture of $1,791,828 for the fiscal year ended January 31, 1998. The Mega$ports(R) products are currently offered at 59 sports books throughout Nevada, including 38 Leroy's locations.


Strategy

Sports Book

                The Company's strategy in the operation of its sports book is to expand upon its current base of 40 locations. During the fiscal year 1998, the Company upgraded its wagering system to include the latest technology in hardware and software offered by its affiliate CBS. The new system allows enhanced functionality and more efficient wager processing. The Company also implemented an extensive marketing program, which was aimed at increasing Leroy's name recognition. By developing a unique identifiable sport figure and utilizing television, newspaper and radio, the sports wagering market was exposed to the Leroy's product. The Company plans on utilizing last year's campaign with the goal of increasing Leroy's market share of the total statewide sports wagering handle.

                The Company presents casinos with a "turn key" sports book operation that allows the casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with operating the books themselves. Utilizing its computer and communication expertise and equipment, the Company runs all of its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. On March 11, 1998, the Company announced the signing of five new contracts to operate sports and race books at casino properties throughout the state upon approval of the Nevada Gaming Commission. The Company will continue to work diligently to increase the number of casinos where Leroy's operates sports and race books. The Company believes that there are a number of existing and proposed Nevada casinos, which are potential customers over the next several years. Legalized sports betting is a growing multi-billion dollar business (approximately $3 billion was wagered on sporting events in Las Vegas in 1997). The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and Leroy's can capitalize on such growth.

                On July 1, 1995, the State of Nevada amended Nevada Law to allow licensed Nevada sports and race book operations to accept by use of wire communications facilities, including telephones and computers, interstate pari-mutuel wagers from bettors in jurisdictions in which such pari-mutuel wagering is legal. At least six states, including Nevada and numerous foreign jurisdictions, including Canada, Mexico, and Australia, permit pari-mutuel wagering by telephone. The Company is exploring possibilities to expand its sports and race book operations to take advantage of opportunities created by this law. The Company has had preliminary discussions with a number of private entities in North American and foreign jurisdictions concerning the Company's operation of their sports books and the acceptance of sports and race wagers through Leroy's. However, the regulations of the Nevada Gaming Commission, issued prior to the enactment of the law, and the vast majority of states currently prohibit licensed sports and race books in Nevada from accepting telephone bets from interstate locations. In the event the Nevada Gaming Commission does not amend its regulations to comport with the new law, the Company may submit a petition to amend (including proposed regulations) the Commission's current regulations.

                The Company believes that expansion into the interstate pari-mutuel wagering market may reduce some of the risks inherent in its sports book operations. With pari-mutuel wagering, the Company believes it will be able to create forms of wagering that will be pooled and will assure that the Company will receive a percentage of each pool for operating expenses, profit and taxes, before the remainder of the pool is distributed to winners. The Company also is exploring the expansion of its operations outside the United States. The Company believes that several Caribbean and South American countries and Australia, which already have casinos and legalized sports gaming present attractive expansion opportunities. A bill entitled the "Internet Gambling Prohibition Act of 1997" has been introduced in Congress, which if it becomes law would adversely impact the Company's ability to take advantage of interstate pari-mutuel wagering opportunities. See "Regulation and Licensing and Interstate Wagering."

                The Company does not accept wagers through the Internet. If the Company is able to take advantage of the interstate pari-mutuel wagering opportunities, the Company may directly advertise in the jurisdictions where pari-mutuel wagering is legal. The Company is advertising Leroy's name on the Internet and maintains a website at http://www.leroys.com.

Discontinued Operations

                On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the hotel, food and beverage operations. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1998 and 1997, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. The Company anticipates leasing back the casino portion of the hotel facility as a provision of the proposed sale. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. (See "Legal Proceedings").

                Until the Hotel facility is sold the Company's business strategy will emphasize on increasing occupancy by attracting and retaining customers from the Las Vegas area and repeat visitors. The Company plans to capitalize on the increased inbound auto traffic from California and its sales staff will continue to pursue meeting room groups through leads with the Las Vegas Convention Authority.

Computerized Bookmaking Systems

                The Company's business strategy is to continue to develop, distribute, and support state of the art race and sports wagering systems to its customers. The Company is in the process of developing a self-service wagering terminal. Within the next year, subject to regulatory approval, CBS intends to introduce self-service terminals that allow players to watch live videos of race and sport events, to place wagers on race and sports, and to play any one of a number of video slot games. CBS products are capable of concurrently operating race and sports books and MEGA$PORTS(R) from a single system. Keno and other games may be added. The advantages of such terminals include multiple data applications over a single communication line and lower overall costs for each product.

                The Company believes that MEGA$PORTS(R), which offers opportunities for sports wagering by creating pari-mutuel pools on sporting events, presents a business expansion opportunity for CBS.

                MEGA$PORTS(R) combines the interest of sporting events with the potential for large pari-mutuel payoffs. This allows customers two distinct types of wagering. Daily wagering called "Mega-Picks", on a wide variety of possibilities such as, highest scorer in professional basketball; football team to score the most or least points; quarterback to pass for the most yards; and other unique possibilities. Any event with a field of players serves as an opportunity to accept wagers. Weekly multiple proposition, such as Mega$ports Pick "22" and Pick "10" MEGACARDS(R) invite customers to pick all professional football winners, all professional basketball winners, or a combination of winners ranging between 14-22 events on a given Sunday. Megasports Pick "22" jackpots began at $1,000,000 and increased progressively as tickets were sold.

                The Company believes potential exists for MEGA$PORTS(R) products in the global market. International rivalries could add more interest to global events with the introduction of MEGA$PORTS(R). As different geographical groups wager, revenues could be generated in these new MEGA$PORTS(R) wagering propositions.

                It is, and has been, the Company's strategy to increase the public's awareness of Mega$ports pari-mutuel sports wagering products. Toward this goal, the Company implemented a marketing plan aimed at increasing the typical sports better's awareness of the new pari-mutual sports wagering system. In the past, pari-mutuel wagering systems have been used exclusively for race wagering. For sports betters, the concept of pari-mutuel sports wagering is vastly different when compared to types of wagers offered by traditional sports books. The acceptance, by bettors, of pari-mutuel sports wagering in the state of Nevada has been slower than anticipated. The Company believes that continued exposure of Mega$ports products to the sports wagering market will prompt greater acceptance and allow bettors to enjoy new ways to wager on sporting events. The Company has implemented a cost reduction program and restructured the joint venture to better match its business activity. There can be no assurance that the increased acceptance of pari-mutuel sports wagering by the public or the reduction of costs of Mega$ports will result in the profitability of Mega$ports.


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

                The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

                Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 40 non-restricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

                The Company is registered in Nevada as a publicly traded corporation; and as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's, without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Leroy's have received, from the Nevada Gaming Authorities, various registrations, approvals, permits and licenses required to permit to engage in gaming activities in Nevada.

                The Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Leroy's, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Leroy's must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of Leroy's may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions with the Company or Leroy's must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. The officers and directors of the Company, and its subsidiaries, have been found suitable by the Nevada Gaming Authorities.

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

                The beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

                Any person who fails, or refuses to, apply for a finding of suitability, or a license within thirty (30) days after being ordered to do so by the Commission, or the Chairman of the Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting fight conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

                The Company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such a disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Commission has not imposed such a requirement on the Company.

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

                License fees and taxes, computed in various ways dependent upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees indicate taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated, or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

                Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "Licensees") and who propose to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund in the amount of $10,000.00 to pay the expenses of investigation by the Board of his participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow the Company to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

Interstate Sports Wagering

                Sports wagering is legal in Nevada, and numerous foreign jurisdictions, including Canada, Mexico and Australia. Pursuant to the Professional and Amateur Sports Protection Act - (hereinafter referred to as the "Sports Act"), which was effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act"), also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

                The Company may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions wherein such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for the Company to take advantage of the business opportunity provided by the law, the Nevada Gaming Commission must amend its regulatory restrictions ab initio or the Company can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to the Company, or that any such amendment would not be burdensome to the Company.

                On March 19, 1997 a bill entitled the "Internet Gambling Prohibition Act of 1997" was introduced in Congress. Since its introduction the bill has been amended several times. However, the general prohibitions of the draft legislation would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If this bill becomes law, the Company's ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted. The Company does not accept wagers through the Internet.

Competition

                There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas area and throughout Nevada. There are currently 136 sports books in Nevada, of which the Company owns and operates 40. Virtually all of the major casinos in Nevada operate sports and race books, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. The Hotel/Casino faces competition from all other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, west of the Las Vegas Strip and in downtown Las Vegas. The Hotel/Casino is substantially smaller than Las Vegas's premier "mega-resort" and casino hotels, such as the MGM Grand, Luxor, Excalibur, Tropicana and Bally's and derives a significant portion of its demand from mega-resort overflow. Hotel room inventory in Las Vegas expanded by 6,300 rooms in 1997, a significant increase that will further increase competition. The Hotel/Casino will directly compete with a number of other operations targeted to local residents as well as with gaming facilities not related to hotels.

                Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company's operations compete with gaming operations in other parts of the State of Nevada, such as Reno, Laughlin and Mesquite, with facilities in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, river boat and Native American gaming ventures and other forms of legalized gaming. While the Las Vegas market is continuing to offer expanded tourist attractions, such as theme parks being developed by other casinos, there can be no assurance that the Las Vegas market will sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

                Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. There can be no assurance that the Company's overall business strategy will be successful in achieving the Company's goal of attracting additional customers to the Company or increasing the Company's gaming revenues and operating profits.




Employees

                The Company has approximately 271 full and part-time employees, 141 of which are employees of Leroy's, 97 of which are employees of the Hotel Operator and 33 of which are employees of CBS. No employees of the Company are currently represented by a labor union. The Company does not currently know whether or to what extent, if any, its employees will in the future be governed by collective bargaining agreements.

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

Item 2.         Properties

                The Company's corporate offices and central computer operations and CBS' operations are located in a facility of 29,250 square feet in Las Vegas, Nevada, which is owned by CBS. CBS is a debtor under a loan of which approximately $2 million is outstanding as of January 31,1998. The loan accrues interest at an 8% annual interest rate, is due in full on September 2015 and is secured by a deed of trust and assignment of leases and rents in favor of the lender. The Company has guaranteed CBS' obligations under the loan.

                The Company retains its main sports and race book license at the Hotel/Casino and operates 39 other sports books at locations in major metropolitan areas in Nevada (of which 21 are located in the Las Vegas area and 10 in the Reno area, with 8 others located in cities throughout the State of Nevada, including Laughlin, Elko, Mesquite and Jackpot). The Company is a lessee at each location.

                At its satellite sports book locations, the Company leases between 80 - 300 square feet from the casinos in which it operates for monthly fees. Satellite location leases vary from one-year to six-year terms (except one which is on a month to month basis) with automatic one-year extensions unless either party gives ninety days prior notice of termination. Total rental expense under the leases was approximately $544,000 and $479,000 for the years ended January 31,1998 and 1997, respectively.

                The Hotel Operator leases the real property on which the Hotel/Casino is located pursuant to an 80-year ground lease of which 61 years are remaining. The method of calculation of percentage rent with respect to gross gaming revenues under the lease is the subject of certain litigation. See "Legal Proceedings." The Hotel Operator also is the debtor under a loan, of which approximately $2.4 million of principal is outstanding as of January 31, 1998. The loan accrues interest at a current annual rate of 10.25% per year, is due in full on April 5, 2001 and is secured by a deed of trust, assignment of rents and security agreement in favor of the lender.

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

                On September 27, 1995, Racusin answered the complaint asserting that the two agreements are clear and speak for themselves. The case was removed to the Nevada Federal District Court on September 30, 1995. On October 8, 1996 the Nevada Federal District Court granted Racusin's motion to join the Company as a party to the litigation. On January 25, 1997, Racusin filed a motion for summary judgment requesting the Court find that Leroy's is an alter ego of the Company. It was the Company's position that Racusin cannot evidence that there has been a defacto merger between the Company and Leroy's.

                On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to the lawsuit. The Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. The Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. On September 5, 1997, the Company tendered the entire judgement of $735,910 which included interest to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. The declaratory judgement of the Court is not final. On September 19, 1997, Racusin filed a Notice of Appeal with the Court. The Company's Answering Brief has been submitted and the court is awaiting Racusin's Reply Brief.

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

                The Landlord's position is that any payments made to Jackpot for operation of the slot machines is not permitted to be deducted prior to calculating the amount due as additional rent to the Landlord under the Lease. Pursuant to the original complaint, the Landlord requested approximately $5,600 of additional rent that is due from July 1996 through December 1996 and future additional rent as it may come due pursuant to the Landlord's calculation.

                The Company believes that the Landlord is only entitled to receive 5% of the gross gaming revenues received by the Hotel Operator. The Landlord has been paid 5% of the gross gaming revenues received by the Hotel Operator and its predecessors without objection for the past 18 years under the Lease. The Company believes that the Landlord waived any objection to the method of calculation of the percentage rent by its inaction during the prior 18 years and the execution of estoppel certificates at the time of the acquisition of the Hotel/Casino by the Company in May 1996.

                The Landlord also seeks reimbursement of approximately $16,000 for the Landlord's attorney's fees and the Company disputes it is required to reimburse the Landlord for such fees.

                On March 17, 1998 the court held that the Landlord is entitled to be paid from the Hotel Operator 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino.

                On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the hotel, food and beverage operations. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1998 and 1997, the results of the hotel, food and beverage operations has been accounted for as discontinued operations. (See "Strategy -- Discontinued Operations".)

Autotote Systems, Inc.

                On March 3, 1998, AWI and Computerized Bookmaking Systems ("CBS") filed a Motion for Preliminary Injunction in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin Autotote from reproducing or installing any part of the CBS Race and Sports Book Software ("CBS Software") in terminals used outside of Mexico; using or permitting the use of the CBS software, including the source code therefore, and employing or hiring James Connolly ("Connolly") for a period of five years from the date of the closing in the Autotote/CBS stock transfer agreement. In addition AWI and CBS asked for damages for the alleged breach by Autotote and ASI of certain provisions of a Stock Purchase Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement all of which were executed by the parties on October 25, 1996 (collectively the "Agreements") and for the infringment by Autotote and ASI of CBS' copyright interest in, and the misappropriation and conversion of CBS' race and sports book software. On March 3, 1998 Judge Howard McKibben entered a temporary restraining order granting the requested relief until March 13, 1998. On March 13, 1998, a preliminary injunction hearing was held before Judge McKibben during which the parties stipulated, and the court subsequently ordered the following: there would be (1) no sale or transfer of the CBS Software by Autotote, (2) no sale or transfer of a derivative work of such software by Autotote without ten
(10) days prior notice to AWI, in writing identifying the transferee, the date of the transfer and the functionality of the derivative work, (3) no transfer by Autotote of the CBS Software or source code, nor would Autotote copy or modify the CBS Software or source code, except to the extent permitted by contract, and (4) a diligent effort shall be made by Autotote to retrieve any CBS software which has been transferred pursuant to the terms of the contract. Based upon the foregoing, the judge denied the motion for preliminary injunction without prejudice, and indicated that AWI could renew the motion in the event Autotote attempted to copy or modify the CBS software.

                On April 15, 1998, Autotote and ASI filed a counterclaim against AWI and CBS with the United State District Court for the District of Nevade, asking that the Agreements be rescinded on the grounds that there was a failure of consideration, failure of meeting of the minds, mutual mistake, lack of an intent to perform and impossibility of performance. In addition, Autotote and ASI asked the Court to award damages for AWI and CBS' alleged breach of certain of the Agreements, and for fraud, international interference with contractual relations, negligent interference with contractual relations, international interference with propsective economic advantage, false light and liable. Autotote and ASI requested the Court to award compensatory damages in excess of $75,000 plus interest, and punitive damages. This lititgation will now proceed to the discovery phase.

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


Item 4.         Submission of Matters to a Vote of Security Holders.

                None.



                                   PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

                The Company's common stock is reported by the NASDAQ National Market System under the symbol "BETM". The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASDAQ National Market System. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


Quarter Ended                              High                       Low
-------------                              ----                       ---
July 31, 1996                              10 3/4                     6 3/4
October 31, 1996                           10 1/4                     6 5/8
January 31, 1997                           15 1/4                     9
April 30, 1997                             11 3/4                     7 1/2
July 31, 1997                              12 5/8                     7 3/4
October 31, 1997                           11                         7 3/4
January 31, 1998                            9 3/8                     5


                The approximate number of record holders of shares of the common stock of the Company outstanding as of April 7, 1998 was 45. No cash dividends have been declared or paid on the Company's common stock.

                In November 1997, the Company entered into a stock purchase agreement with Imagineering Systems, Inc. ("ISI") and its shareholders. The agreement provides that upon receipt of regulatory approval and certain other events, the shareholders of ISI will receive $500,000 in cash and common stock of the company equal in value to $500,000 in exchange for all the common stock of ISI. The Company believes the sale of its common stock to the ISI shareholders will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended because the common stock will be sold to a limited group of persons, each of whom are believed to be sophisticated investors and will be purchasing for investment without a view to further distribution.

Item 6.         Management's Discussion and Analysis or Plan of Operation.

                The Company was incorporated under the laws of the State of Nevada on August 2, 1995 to serve as the holding company of Leroy's, the Hotel Operator and the Casino Operator and through the Reorganization became such holding company. The Company did not conduct operations prior to the reorganization.

Results of Operations

Fiscal Year ended January 31, 1998 compared to the Fiscal Year ended January 31,
 1997.

                Revenues for the Fiscal Year ended January 31, 1998, were $9,301,000, an increase of $2,831,000 or 43.8% from revenues of $6,470,000 for the Fiscal Year ended January 31,1997. The overall increase in revenues between fiscal years was primarily attributed to the acquisition of Computerized Bookmaking Systems, Inc. On October 25, 1996, the Company acquired Computerized

Bookmaking Systems, Inc. ("CBS"), located in Las Vegas, Nevada. Revenues from CBS for the Fiscal Year ended January 31, 1998 were approximately $2,962,000 an increase of $2,047,000 from revenues of $915,000 for approximately three months between October 25,1996 and January 31, 1997. CBS revenues consisted principally of maintenance sales of $1,798,000 and equipment sales of $614,000 for the Fiscal Year ended January 31, 1998.

                Revenues from horse and sports wagering were approximately $5,767,000 for the Fiscal Year ended 1998, an increase $585,000 or 11.3% from revenues of $5,182,000 for the Fiscal Year ended 1997. The increase in horse and sports wagering revenues was principally due to favorable variances of sports book locations operating during both fiscal years ("same store"). Revenues for same store locations were $4,763,000 for the Fiscal Year ended January 31, 1998 an increase of $462,000 or 10.7% from revenues of $4,301,000 for the Fiscal Year ended January 31, 1997. Revenues of $837,000 for the Fiscal Year ended 1998 at locations that were not operating in both periods decreased $44,000 or 5.0% from revenues of $881,000 for the Fiscal Year ended 1997. The Company was licensed and operated a total of 43 sportsbook locations during the fiscal years ended January 31, 1998 and 1997. Other revenues of $167,000 for the Fiscal Year ended 1998 were generated primarily from pari-mutuel race and sports wagering, the early buyout of a sports book lease, the sale of an existing unused liquor license and the collection of a bad debt. The Company believes the increase in revenues between fiscal years was also due to the favorable results of college football, professional basketball and boxing wagering which were positively impacted by the lack of success of bettors in wagering selections. Handle (the total amount wagered at the Company's sports and race books) for the Fiscal Year ended 1998 was $93,621,000, an increase of $10,317,000 or 12.4% from the handle of $83,304,000 for the Fiscal Year ended 1997. The Company believes the increase in handle for the Fiscal Year ended 1998 compared to the Fiscal Year ended 1997 was principally related to the increased popularity of baseball wagering throughout the state of Nevada in addition to the Company's increased marketing effort to promote name recognition. The Company's baseball handle was $23,174,000, an increase of $5,862,000 or 33.9% from handle of $17,312,000 for the Fiscal Year ended 1997. The statewide baseball handle, including the Company's handle, was $643,906,000 for the Fiscal Year ended 1998 an increase of $33,300,000 or 5.5% from handle of $610,606,000 for the Fiscal Year ended 1997. The Company was able to benefit from the statewide increase in baseball wagering by offering more baseball simulcasting at many of the Company's sports books. In addition to the statewide increase in baseball handle the Company initiated an extensive marketing campaign promoting the name recognition of "Leroy's" to attract more sports wagering customers to the Company's sports book locations. The Company also installed a new state-of-the-art sports wagering system which provides greater functionality and allows customers to cash winning tickets and simultaneously place additional wagers at the same betting window. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The Company's net win percentage (revenues divided by handle) for all race and sports wagering was 6.0% for the Fiscal Year ended 1998, a decrease of 3.2% compared to the Company's net win percentage for all race and sports wagering of 6.2% for the Fiscal Year ended 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the Company's net win percentage between the fiscal years was attributed to unfavorable results in hockey and parlay cards offset by favorable results from football, basketball and boxing.

                Revenues from Casino operations of $572,000 increased $200,000 or 53.8% as compared to revenues of $372,000 for the Fiscal Year ended 1997. The increase in revenues was principally due to the Company's completion of the acquisition of the Casino on May 15, 1996.

                Direct costs were $6,810,000 for Fiscal Year ended 1998, an increase of $2,464,000 or 56.7% from direct costs of $4,346,000 for the Fiscal Year ended 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, marketing and other costs. The increase in direct costs was principally attributed to the horse and sports wagering operations and the acquisition of CBS. Direct costs associated with horse and sports wagering were $4,978,000 for the Fiscal Year ended 1998, an increase of $1,337,000 or 36.7% as compared to direct costs of $3,641,000 for the Fiscal Year ended 1997. The increase in direct costs associated with horse and sports wagering was primarily due to marketing, rent, gaming taxes and license fees. The Company increased its marketing expenses by $641,000 between fiscal years in order to implement a strategic plan aimed at increasing Leroy's name recognition. The increase in rent, gaming taxes and license fees of $196,000 between fiscal years was principally related to the increase in horse and sports wagering handle and revenues. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in direct costs of $897,000 for the Fiscal Year ended 1998. Direct costs associated with Casino operations were $550,000 for the Fiscal Year ended 1998, an increase of $235,000 or 74.6% as compared to direct costs of $315,000 for the Fiscal Year ended 1997. The increase in direct costs for the Casino is principally attributed to the acquisition which occurred during the Second Quarter of Fiscal 1997 in addition to increases in labor costs, slot expenses, entertainment, taxes and licenses and rent. Direct costs as a percentage of revenues was 73.2% for the Fiscal Year ended 1998 an increase of 8.9% as compared to direct costs as a percentage of revenues of 67.2% for the Fiscal Year ended 1997. This increase is principally attributed to the Casino and horse and sports wagering segments.

                Research and Development expenses were $594,000 for the Fiscal Year ended 1998 and increase of $470,000 or 379.0% from $124,000 for the Fiscal Year ended 1997. The increase in expenses relate exclusively to CBS and is principally attributed to software and hardware development of new products and the acquisition which occurred during the Third Quarter of Fiscal 1997. CBS has incurred approximately $237,000 during the Fiscal Year ended 1998 for the development of a self-service wagering terminal.

                Selling, general and administrative expenses were $2,582,000 for the Fiscal Year ended 1998, an increase of $1,415,000 or 121.3% from selling, general and administrative expenses of $1,167,000 for the Fiscal Year ended 1997. The increase in selling, general and administrative expenses was principally due to increased expenditures at the corporate level. Corporate level selling, general and administrative expenses were $1,540,000 for the Fiscal Year ended 1998, an increase of $1,408,000 or 1066.7% compared to $132,000 for the Fiscal Year ended 1997. The increase in expenses is attributed to labor costs, legal, accounting, other professional services, and travel expenses. These expenditures were incurred to hire additional personnel for the Company's consolidation of accounting, compliance, marketing, human resources and treasury functions at the corporate level to support increased regulatory and public disclosure burdens as a publicly owned company, litigation services and to review potential acquisitions. Labor costs for the fiscal year ended January 31, 1998 increased by approximatley $675,000. The acquisition of CBS, which occurred during the Third Quarter of Fiscal 1997, contributed to an increase in the selling, general and administrative expenses of $288,000 for the Fiscal Year ended 1998. Selling, general and administrative expenses associated with horse and sports wagering were $471,000 for the Fiscal Year ended 1998, a decrease of $295,000 or 38.5% as compared to selling, general and administrative expenses of $766,000 for the Fiscal Year ended 1997. The decrease between the fiscal years was principally due to a reduction in labor costs associated with the transfer of personnel to the corporate level. Selling, general and administrative costs associated with the Casino were $26,000 for the Fiscal Year ended 1998, an increase of $16,000 or 1.6% as compared to $10,000 for the Fiscal Year ended 1997. The increase is principally due to increased legal costs associated with the ground lease litigation. Selling, general and administrative expenses were 27.8% of revenues for the Fiscal Year ended 1998 an increase of 54.4% compared to 18.0% for the Fiscal Year ended 1997. The increase in selling, general and administrative expenses as a percentage of revenue between the fiscal years was principally due to increased expenses at the corporate level.

                Restructuring expenses were $489,000 for the Fiscal Year ended 1998, an increase of $486,000 from restructuring expenses of $3,000 for the Fiscal Year ended 1997. The increase was principally attributed to a writeoff of the Maga$ports(R) investment balance of $461,000 and severance payments related to the reduction of personnel of $25,000.

                The impairment loss for long-lived assets of $3,354,000 for the Fiscal year ended 1998 relates to the hotel, food and beverage operations which are being held for sale. In Fiscal 1998, the Company adopted the provisions of

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. The continued negative cashflow from the Hotel, food and beverage operations was an indicator of potential impairment under SFAS 121. This write down resulted in a charge to income from continuing operations which is included in the Statement of Operations as Impairment of long-lived assets. The estimated fair value of the hotel facility was established based upon a multiple of its earnings before interest, taxes, depreciation and amortization as well as the undiscounted cash flows anticipated from operating the Hotel.

                Depreciation and amortization was $658,000 for the Fiscal Year ended 1998, an increase of $402,000 or 157.0% from depreciation and amortization of $256,000 for the Fiscal Year ended 1997. An increase of approximately $93,000 relates to amortization expense attributed to intangible assets associated with the acquisition of CBS. The remaining increase of $309,000 relates to depreciation expense and was principally due to capital equipment associated with the acquisition of CBS and new capital equipment purchases by horse and sports wagering operations to support a new sports wagering system.

                Other expense of $1,822,000 for Fiscal Year ended 1998, varied unfavorably by $1,968,000 or 1,347.9% from other income of $146,000 in the Fiscal Year ended 1998. The unfavorable variance between fiscal years was principally due to the equity in loss from the Mega$ports joint venture of $1,762,000. The unfavorable variance is also attributed to an increase in interest expense of $246,000, principally due to the increase in the long-term debt of CBS offset by an increase in interest and other income of $40,000..

                Net loss from continuing operations for the Fiscal Year ended 1998 of $6,979,000 varied unfavorably by $7,667,000 compared to the net income from continuing operations of $688,000 for Fiscal Year ended 1997. The unfavorable variance between fiscal years was primarily the result of the impairment of long-lived assets charge of $3,354,000 and the equity of loss in the joint venture Mega$ports of $1,792,000 for the fiscal year ended January 31, 1998. Net loss from horse and sports wagering operations of $162,000 for the Fiscal Year ended 1998 varied unfavorably by approximately $685,000 as compared to the net income of $523,000 for the Fiscal Year ended 1997. The net loss from CBS operations for the Fiscal Year ended 1998 was approximately $2,164,000 which includes the equity in loss from the Mega$port(R) joint venture of $1,792,000 and the write down of the investment account of $461,000. The net loss at the corporate level of $1,279,000 for the Fiscal Year ended 1998 varied unfavorably by $1,426,000 as compared to net income of $147,000 for the Fiscal Year ended 1997. The net loss from the Casino operations of $20,000 for the Fiscal Year ended 1998 varied unfavorably by $53,000 as compared to the net income of $33,000 for the Fiscal Year ended 1997.

Discontinued Operations

                On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the hotel, food and beverage operations. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1998 and 1997, the results of the hotel, food and beverage operations has been accounted for as discontinued operations. Revenues from hotel, food and beverage operations of $3,308,000 for the Fiscal Year 1998 an increase $748,000 or 29.2% as compared to revenues of $2,560,000 for the Fiscal Year 1997. The increase in revenues was principally due to the Company's completion of the acquisition of the Hotel/Casino on May 15, 1996. The Hotel's average occupancy rate was 72.6% for the Fiscal Year ended January 31, 1998 a decrease of 11.1% compared to the Hotel's average occupancy rate of 81.7% for the Fiscal Year ended of 1997. The decrease in average occupancy is primarily due to increased competition by new and expanded hotels in the Las Vegas area. Direct costs associated with hotel, food and beverage operations were $2,739,000 for the Fiscal Year ended 1998, an increase of $740,000 or 37.0% as compared to direct costs of $1,999,000 for the Fiscal Year ended 1997. The increase in direct costs is principally attributed to the acquisition which occurred during the Second Quarter of Fiscal 1997, in addition to increases in labor costs, food and beverage costs, housekeeping expenses, marketing, reservation fees, franchise fees and repairs and maintenance expenses. Selling, general, and administrative costs associated with the hotel, food and beverage operations were $930,000 for the Fiscal Year ended 1998, and increase of $354,000 or 61.5% as compared to $576,000 for the Fiscal Year ended 1997. The increase was principally due to a write off of $234,000 of capitalized construction and remodeling expenses related to the renovation of the Hotel/Casino, in addition to, an increase in labor-related costs, insurance, property taxes and utilities expenses. Net loss from discontinued operations for the Fiscal Year ended 1998 of $1,005,000 varied unfavorably by $439,000 compared to the net loss from discontinued operations of $566,000 for the Fiscal Year ended 1997. The Company estimates that operating losses to be incurred during the phase out period and estimated costs of disposal to approximate $862,000.

Liquidity and Capital Resources

                As of January 31, 1998, working capital was $1,289,000.

                Cash used in operating activities was $439,000 for the Fiscal Year ended 1998 compared to cash provided by operating activities of $1,222,000 for the Fiscal Year ended 1997. Net cash provided by investing activities was $196,658 for the Fiscal Year ended 1998 compared to cash used in investing activities of $14,377,981 for the Fiscal Year ended 1997. The variance is principally attributed to the acquisition of subsidiaries and the investments made with the proceeds from the initial public offering of common stock. Net cash used in financing activities amounted to $941,000 for the Fiscal Year ended January 31, 1998 compared to cash provided by financing activities of $12,494,000 for the Fiscal Year ended 1997. The variance related to the use of cash in financing activities is principally due to the proceeds provided by the initial public offering of common stock during Fiscal 1997.

                In March 1995 Leroy's borrowed approximately $1,200,000 from Pioneer Citizen's Bank of Nevada, which was loaned to the Hotel Operator to acquire the initial 50% in the Hotel/Casino. As of January 31,1998 the outstanding principal on the loan was $501,000. The loan was repaid on March 31, 1998.

                The Hotel Operator, reported as part of the discontinued operations, is a debtor under a loan (outstanding principal of $2,426,000 as of January 31,1998) from American Bank of Commerce ("Bank") secured by a deed of trust, assignment of rents and security agreement with respect to the Hotel/Casino. The loan bears a variable annual interest rate and matures on April 5, 2001. The current and annual interest rate on the loan is 10.25%. Leroy's has guaranteed the Bank all indebtedness under the loan.

                CBS is a debtor under a loan (outstanding principal of $1,991,000 as of January 31,1998) from Standard Life and Accident Insurance Company secured by a deed of trust and assignment of rents and leases with respect to the Company's corporate office building. The loan bears an annual interest rate of 8% and is due September 2015. The Company has guaranteed CBS' obligations under the loan.

                Leroy's, was an S Corporation under the Internal Revenue Code. From inception through February 29, 1996, Leroy's made cash distributions of approximately $4,400,000 in aggregate to its stockholders. On March 21, 1996, Leroy's made cash distributions to its stockholders in the aggregate amount of $3,000,000 representing undistributed earnings as of January 31, 1996, on which the stockholders had previously paid federal income taxes. Of the $3,000,000 distributed, approximately $2,400,000 was loaned back to Leroy's by the stockholders and $558,000 was contributed as capital to Leroy's by the stockholders. On January 31, 1998, the outstanding aggregate principle balance of the shareholder notes was $2,433,124. Of the $2,433,124 outstanding, $540,700 in the aggregate is repayable to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at a current annual rate of prime plus 1/2%. Of the remaining balance, $946,212 is due and payable to Victor Salerno on November 1, 1998 and $946,212 to Judith Salerno on May 1, 1999 pursuant to restated stockholder notes bearing interest at a current annual rate of prime plus 1/2%.

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

in Las Vegas, Nevada. The balance of the proceeds are planned to be used to support the Company's growth and expansion strategy and for general corporate purposes. On April 22, 1998 management announced its strategic decision to seek a qualified buyer for Leroy's Hotel Corporation and B-P Food, commonly referred to as the Hotel, food and beverage segment of American Wagering, Inc. The segments have been accounted for as a discontinued operation in accordance with APB 30, which among other provisions requires the plan of disposal to be carried out within one year. The results of the Hotel, food and beverage segment have been reported separately as discontinued operations See "Legal Proceedings."

                The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at April 22, 1998, 34,200 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

                Management believes that the Company will be able to satisfy its cash requirements for at least the next twelve months without having to raise additional funds.


Gaming Study Commission

                Congress has created a national gaming study commission comprised of nine individuals appointed by the President. The general duty of the commission is to conduct a comprehensive legal and factual study of the gambling industry in the United States, to review existing Federal, State and local policy and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of the Commission on the Company and its operations as the Commission could propose legislation and actions that may materially adversely affect the Company's business.


Recently Issued Accounting Standards

                In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company will adopt the provisions of these new accounting statements in 1999. Management believes that adoption of these provisions will not have a material impact on the Company's reported financial position or results of operations.

Year 2000 Compliance

                Many computer systems experience problems handling dates beyhond the year 1999. Therefore, some computer hardware and sofware will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

Item 7.   Financial Statements.

          Report of Independent Public Accountants.                        30

          Consolidated Balance Sheets as of January 31, 1998 and 1997.     31

          Consolidated Statements of Operations for the years ended
          January 31, 1998, and 1997.                                      32

          Consolidated Statements of Stockholders' Equity for the years
          ended January 31, 1998, and 1997.                                33

          Consolidated Statements of Cash Flows for the years ended
          January 31, 1998, and 1997.                                      34

          Notes to Consolidated Financial Statements.                      35-51

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                The directors and executive officers of the Company are as follows:


Name     *                     Age    Position
----                           ---    --------
Victor J. Salerno...........   54     President, Chief Executive Officer and
                                      Director
Robert D. Ciunci............   51     Chief Operating Officer, Chief Financial
                                      Officer, Executive Vice President and
                                      Director
Michael Merillat............   47     Vice President, Secretary and Director
Robert R. Barengo...........   56     Director

* Michael Roxborough was a director of the Company from its inception to March 11, 1998. At which time, Mr. Roxborough has resigned as a Director to concentrate on other business endeavors.

                Victor J. Salerno has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Salerno has been the President, Chief Executive Officer and a Director of Leroy's since September 1979. Mr. Salerno served as an Executive Vice President and Director of Autotote CBS Corporation, a company that designs and installs computer systems for the sports betting business, from April 1989 until March 1, 1996. He is a past president of the Nevada Association of Race and Sports Operators. Mr. Salerno is the former brother in-law of Mr. Merillat.

                Robert D. Ciunci has been Executive Vice President, Chief Financial Officer and a Director of the Company since its inception and became the Chief Operating Officer of the Company on March 7, 1997. Mr. Ciunci has been the Chief Financial Officer of Leroy's since August 1, 1995. From 1981 to June 1995 he was employed by Autotote Corporation, a company that provides computerized wagering systems to racetracks and off track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a master's degree in business administration and has been a certified public accountant since 1971.

                Michael Merillat has been Vice President, Secretary and a Director of the Company since its inception. Mr. Merillat has been employed by Leroy's since September 1978, currently as Vice President, Secretary, and a Director. Mr. Merillat is the former brother-in-law of Mr. Salerno.

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

Item 10.          Executive Compensation

                The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal year indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 1998 ("named executive officer"):


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation          Long term
                                            ----------------           Compensation
                                                                       Awards

Name and                   Fiscal Year Ended                            Number of Securities
Principal Position           January 31      Salary        Bonus ($)    Underlying Options(1)
------------------           ----------      ------        ---------    ---------------------
Victor J. Salerno             1998          $200,000          9,391                 0
President and Chief           1997          $208,000         39,604                 0
Executive Officer

Robert D. Ciunci              1998          $110,000          6,261                 0
Chief Operating Officer,      1997          $110,000         31,262            50,000
Chief Financial Officer &
Executive Vice President


1. Represents options granted under the Company's 1995 Stock Option Plan. Mr. Salerno and Mr. Ciunci were not granted options during the fiscal year ended January 31,1998.



                  The following table sets forth the number of exercisable and unexercisable options as of January 31,1998, and the value of such options for the Chief Executive Officer and the named executive officer.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTIONS VALUES

(a)               (b)               (c)              (d)                                (e)
------------------------------------------------------------------------------------------------------------
                                                     Number of Securities                Value of
                                                     Underlying                          Unexercised
                                                     Unexercised Options                 In-The-Money
                  Shares                             At Fiscal Year end (#)              Options at FY End ($)
                  Acquired or       Value
Name              Exercised (#)     Realized         Exercisable/Unexercisable        Exercisable/Unexercisable
----              -------------     --------         -------------------------          ----------------------
Victor J.              0              0                     0/0                                  0/0
Salerno

Robert D.              0              0                     0/50,000(1)                          0/$157,600
Ciunci

(1) Options become exercisable on August 22, 1999 and expire on August 22, 2004.

Director's Compensation

                Directors who are not employees or consultants of the Company receive a fee of $200 plus traveling expenses for each Board meeting they attend.

                During the fiscal year ended January 31,1998, pursuant to the Company's Directors' Stock Option Plan, options to purchase, respectively, 400 and 300 shares of the Company's common stock at an exercise price of $6.69 per share were granted to Messrs. Barengo and Roxborough. These options are fully exercisable on January 31, 1999 and expire on January 31, 2008.

                In the year ended January 31,1998, the Company paid $21,429 to Las Vegas Sports Consultants, Inc. for certain consulting services and Mega$ports(R) paid $74,750 to Las Vegas Sports Consultants. Mr. Roxborough is the President of Las Vegas Sports Consultants, Inc.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management

                The following table sets forth, at April 7, 1998, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of April 7,1998, such as upon the exercise of options or warrants.

Name and Address                                           Number of Shares                         Percentage
----------------                                           ----------------                         ----------
Robert Barengo                                                 525,400(1)                                 6.70%
675 Grier Drive
Las Vegas, Nevada 89119

Robert D. Ciunci                                               108,000(2)                                 1.38%
675 Grier Drive
Las Vegas, Nevada 89119

Michael Merillat                                               210,000(2)                                 2.68%
675 Grier Drive
Las Vegas, Nevada 89119

Michael Roxborough                                             520,100(3)                                 6.64%
675 Grier Drive
Las Vegas, Nevada 89119

Victor J. Salerno                                            1,942,500                                   24.77%
675 Grier Drive
Las Vegas, Nevada 89119

Judy Salerno                                                 1,942,500                                   24.77%
675 Grier Drive
Las Vegas, Nevada 89119

All directors and executive officers                         2,785,900                                   35.55%
as a group (4 persons)

(1) Includes 525,000 shares held jointly with Mr. Barengo's wife. Includes 400 shares which may only be issued upon the exercise of stock options after January 31, 1998 but does not include 400 shares which may only be issued upon the exercise of stock options after January 31, 1999.

(2) Does not include 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.

(3) Includes 300 shares which may only be issued upon exercise of stock options after January 31, 1998 but does not include 300 shares which may only be issued upon the exercise of stock options after January 31, 1999.

Item 12.        Certain Transactions

                Prior to the Reorganization, Leroy's, the Hotel Operator and B-P were S Corporations under the Internal Revenue Code. From inception through February 29, 1996 Leroy's made cash distributions of approximately $4.4 million in the aggregate to the Original Stockholders. On March 21, 1996 Leroy's made cash distributions to the Original Stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed approximately $2.4 million was loaned back to Leroy's by the Original Stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. On January 31, 1998, the outstanding principal balance of the shareholder notes was $2,433,124. On January 31, 1998, the outstanding aggregate principle balance of the shareholder notes was $2,433,124. Of the $2,433,124 outstanding, $540,700 in the aggregate is repayable to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at a current annual rate of prime plus 1/2%. Of the remaining balance, $946,212 is due and payable to Victor Salerno on November 1, 1998 and $946,212 to Judith Salerno on May 1, 1999 pursuant to restated stockholder notes bearing interest at a current annual rate of prime plus 1/2%.

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

                The Company provides managerial and related services to Leroy's, CBS and the Hotel Operator ("Operating Companies"). The Company provides executive and administrative services in exchange for a management fee equal to 9.5% of each Operating Company's gross operating revenues (including promotional allowances). During the year ended January 31,1998, the Operating Companies paid the Company an aggregate of $541,282.

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

                Mr. Barengo is a director of the Riviera Hotel and Casino (the "Riviera"), at which the Company maintains one of its satellite sports book operations pursuant to a renewable one month lease for which the Company leases 200 square feet. The Company paid the Riviera rent of $158,654 and $141,883 for the years ended January 31,1998 and 1997.

                CBS leases 2,000 square feet of office space to MEGA$PORTS, Inc. in the building owned by CBS. Lease payments made were $59,100 and $14,775 for the year ended January 31,1998 and 1997.

                CBS leases 3,735 square feet of office space to Las Vegas Sports Consultants, Inc., a company of which Mr. Roxborough is President, in the building owned by CBS. Lease payments made to CBS were $97,640 and $16,470 for the years ended January 31, 1998 and 1997, respectively.

                Mega$ports paid fees for odds-making services to a company where a shareholder and former board member is an employee. Odds-making fees paid by Mega$ports were $74,750 for the fiscal year ended January 31, 1998.

                As at January 31, 1998, LHSP had a receivable balance of $18,920 related to transactions in the normal course of business with a company where a shareholder and former board member is an employee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of American Wagering, Inc.:

           We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (a Nevada corporation) and subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31,1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.








                                                       ARTHUR ANDERSEN LLP
Las Vegas, Nevada
April 22, 1998

                             AMERICAN WAGERING, INC.

                           CONSOLIDATED BALANCE SHEETS

                         As of January 31, 1998 and 1997



                           ASSETS
                                                                                     1998            1997
                                                                                 ------------    ------------
CURRENT ASSETS:
    Cash                                                                         $  2,092,894    $  3,276,642
    Short-term investments                                                          5,409,723       7,154,007
    Accounts receivable, net of allowance for doubtful accounts
     of $69,736 and $142,445                                                          333,660         279,262
    Inventories, net of obsolescense reserve of $188,225 and $136,337                 557,439         284,598
    Prepaid expenses and other current assets                                         451,347         314,436
                                                                                  -----------      ----------
TOTAL CURRENT ASSETS                                                                8,845,063      11,308,945

PROPERTY AND EQUIPMENT, net                                                         3,885,390       3,569,832

INTANGIBLE ASSETS, net                                                                628,184       1,479,956

DEPOSITS AND OTHER ASSETS                                                             280,157         609,581

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                     1,153,146       4,864,532
                                                                                  -----------      ----------
TOTAL ASSETS                                                                     $ 14,791,940    $ 21,832,846
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $    549,254    $    306,872
    Accounts payable                                                                1,476,892         599,369
    Accrued expenses                                                                  860,710         552,990
    Unpaid winning tickets                                                          1,441,041         927,866
    Shareholder notes payable                                                       1,486,912            ---
    Other current liabilities                                                         583,090         524,101
    Net current liabilities of discontinued operations                              1,158,649         170,094
                                                                                   ----------      ----------
TOTAL CURRENT LIABILITIERS                                                          7,556,548       3,081,292
                                                                                   ----------      ----------
LONG-TERM DEBT:
    Shareholder notes payable                                                         946,212       2,433,124
    Long-term debt, less current portion                                            1,942,239       2,487,126
                                                                                   ----------      ----------
TOTAL LONG-TERM DEBT                                                                2,888,451       4,920,250
                                                                                   ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: none                                      --              ---
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,840,833 and 7,837,500                78,408          78,375
    Additional paid-in capital                                                     14,047,296      14,686,208
    Accumulated deficit                                                            (9,778,763)       (933,279)
                                                                                 ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                          4,346,941      13,831,304
                                                                                 ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 14,791,940    $ 21,832,846
                                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 AND 1997

                                                                 1998                      1997
                                                                ------                    ------
REVENUES                                                      $ 9,300,503               $ 6,470,116

OPERATING COSTS AND EXPENSES:
         Direct costs                                           6,810,336                 4,346,198
         Research and development                                 594,314                   124,459
         Selling, general and administrative                    2,582,411                 1,166,769
         Restructuring Expenses                                   489,232                     3,200
         Impairment of long-lived assets                        3,353,614                      ---
         Depreciation and amortization                            658,216                   255,855
                                                              -------------             -------------
TOTAL OPERATING COSTS AND EXPENSES                             14,488,123                 5,896,481
                                                              -------------             -------------
OPERATING INCOME (LOSS)                                        (5,187,620)                  573,635

OTHER INCOME (EXPENSE):
         Interest income                                          408,333                   373,024
         Other income                                              12,301                   (22,777)
         Equity in loss from joint venture                     (1,791,828)                     ---
         Interest expense                                        (450,841)                 (204,627)
                                                              ------------              -------------
TOTAL OTHER INCOME (EXPENSE)                                   (1,822,035)                  145,620
                                                              ------------              -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES              (7,009,655)                  719,255

PROVISION (BENEFIT) FOR INCOME TAXES                              (30,773)                   30,773
                                                               ------------              -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       (6,978,882)                  688,482

DISCONTINUED OPERATIONS:

    Loss from discontinued operations                          (1,004,996)                 (565,581)
    Loss on disposal of discontinued operations                  (861,606)                     ---
                                                               ------------               -------------
                                                               (1,866,602)                 (565,581)
                                                               ------------               -------------
NET INCOME (LOSS)                                             $(8,845,484)               $  122,901
                                                              =============               =============
INCOME (LOSS) PER SHARE OF COMMON STOCK

    Income (loss) from continuing operations
      Basic                                                   $     (0.89)               $      .10
      Diluted                                                 $     (0.89)               $      .10

    Loss from discontinued operations
      Basic                                                   $     (0.24)               $    (0.08)
      Diluted                                                 $     (0.24)               $    (0.08)

    Net income (loss)
      Basic                                                   $     (1.13)               $      .02
      Diluted                                                 $     (1.13)               $      .02




       The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

               FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 AND 1997

                                               Common Stock
                                               ------------

                        Leroy's Horse         Leroy's Hotel              American
                        & Sports Place         Corporation             Wagering Inc.
                        --------------         -----------             -------------
                                                                                                             Retained
                                                                                              Additional     Earnings
                       No. of                No. of                 No. of                     Paid-in     (Accumulated      Total
                       Shares    Balance     Shares     Balance     Shares      Balance        Capital       Deficit)        Equity
                      --------------------------------------------------------------------------------------------------------------
Balance, January
31, 1996               1,800    $50,000     25,000     $   250           100      $     1      $  445,006    $2,592,842  $3,088,099

Contributions            --       --         --         --           --           --              558,000       --          558,000

Distributions            --       --         --         --           --           --              --         (3,649,021) (3,649,021)

Reorganization        (1,800)   (50,000)   (25,000)       (250)    5,249,900       52,499          (2,249)      --           --

Proceeds from
initial Public
Offering                 --       --         --         --         2,587,500       25,875      13,685,451       --       13,711,326

Net Income               --       --         --         --           --           --              --            122,900     122,900
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January
31, 1997                 --       --         --         --         7,837,500       78,375      14,686,208      (933,279) 13,831,304

Stock options
Exercised                --       --         --         --             3,333           33          27,463       --           27,496

Cost of Initial
public offering          --       --         --         --           --           --             (666,375)      --         (666,375)

Net Loss                 --       --         --         --           --           --               --        (8,845,484) (8,845,484)
                      --------------------------------------------------------------------------------------------------------------

Balance, January
31, 1998                 --       --         --         --         7,840,833      $78,408     $14,047,296   $(9,778,763) $4,346,941
                      ==============================================================================================================


                                                         The accompanying notes are an integral part of these
                                                                  consolidated financial statements.

                             AMERICAN WAGERING, INC.
                             -----------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 AND 1997
               ---------------------------------------------------

                                                                                            1998              1997
                                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                $(8,845,484)         $122,900
     Adjustments to reconcile net income (loss) to cash
          provided by (used in) operating activities:
     Depreciation and amortization                                                        972,662           464,933
     Equity in (earnings) loss from investment in
       joint venture                                                                    1,791,828           (68,041)
     Impairment of long-lived assets                                                    3,353,614              ---
     Discontinued operations                                                              861,606              ---
     Valuation/Restructuring reserve                                                      461,043              ---
     Interest earned from short-term investments                                         (327,547)             ---
     Provision for doubtful accounts                                                      (60,461)          139,917
     Decrease (increase) in assets:
           Accounts receivable                                                              6,063          (534,141)
           Inventories                                                                   (272,841)         (142,784)
           Prepaid expenses and other current assets                                     (136,911)          948,995
     Increase (decrease) in liabilities:
           Accounts payable                                                               877,523           601,140
           Accrued expenses                                                               307,720          (178,988)
           Unpaid winning tickets                                                         513,174           (78,190)
           Other current liabilities                                                       58,989           (53,498)
                                                                                      -----------       -----------
Total adjustments                                                                       8,406,462         1,099,343
                                                                                      -----------       -----------

         Net cash provided by (used in) operating activities                             (439,022)        1,222,243
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (1,055,831)         (754,537)
     Deposits and other assets                                                            325,021          (294,899)
     Contributions to joint venture                                                    (2,630,860)             ---
     Proceeds from joint venture partner                                                1,401,387              ---
     (Increase) decrease in short-term investments                                      2,071,830        (7,154,007)
     Purchase of remaining 50% interest in partnership,
                   net of cash acquired                                                       ---        (3,041,592)
     Purchase of CBS, net of cash acquired                                                    ---        (2,993,176)
     Other                                                                                 85,111          (139,770)
                                                                                      -----------       -----------
   Net cash provided by (used in) investing activities                                    196,658       (14,377,981)
                                                                                      -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase(decrease) in long-term debt                                                (302,505)         (559,631)
     Proceeds from shareholder notes payable                                                 ---          2,433,124
     Net proceeds from issuance of common stock                                            27,496        13,711,326
     Initial public offering cost                                                        (666,375)             ---
     Contributions from stockholders                                                          ---           558,000
     Distributions to stockholders                                                            ---        (3,649,021)
                                                                                      -----------       -----------
         Net cash provided by (used in) financing activities                             (941,384)       12,493,798
                                                                                      -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,183,748)        (661,940)

CASH AND CASH EQUIVALENTS, beginning of period                                          3,276,642         3,938,582
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                              $ 2,092,894       $ 3,276,642
                                                                                      ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                                $   768,321       $   444,251
                                                                                      ===========       ===========
Cash paid for income taxes                                                            $   136,000       $    --
                                                                                      ===========       ===========

                                                  (Continued)

            The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN WAGERING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1998 AND 1996

                                  (Continued)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Fiscal Year ended January 31, 1998 Transactions--None
Fiscal Year ended January 31, 1997 Transactions--

         In May, 1996 LHC purchased the remaining 50% of BSRB Resort Hotels. The elimination of the investment in partnership, the assets acquired and the assumption of debt is as follows:

        Cash                                             $   617,276
        Other current assets                                 311,695
        Property and equipment                             4,740,000
        Deposits and other assets                             48,503
        Excess of cost over fair market value of net
          assets acquired                                  2,227,883
        Accrued expenses                                    (342,803)
        Note Payable                                      (2,543,801)
        Elimination of investment in partnership          (1,399,885)
                                                         -----------
                                                         $ 3,658,868
                                                         ===========

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

                                JANUARY 31, 1998



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

         LHSP was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sportsbook located on the premises of LHC in Las Vegas, Nevada. In addition, LHSP operates sports books throughout the state of Nevada in licensed gaming establishments not owned by LHSP. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. As of January 31,1998 and 1997 the Company had 41 and 38 locations, respectively.

         LHC owns and operates a 150 room Howard Johnson's hotel (the "Hotel") and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant located in Las Vegas, Nevada. Additionally, LHSP operates a 5,600 square foot casino containing approximately 71 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

         In March 1995, LHC purchased fifty-percent interests in certain entities which owned and operated the Hotel/casino located in Las Vegas, Nevada. The related entities were BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which was wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note executed by LHSP for approximately $1.1 million.


         In February 1996, the stockholders of LHSP purchased a fifty-percent interest in the stock of B-P Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

         On May 15, 1996, the Company completed an initial public offering of common stock. The initial public offering price was $6.00 per share, with 2,250,000 common shares being offered. In June, 1996 the underwriter exercised its over-allotment option to purchase an additional 337,500 shares at $6.00 per share.

         On May 15, 1996, the Company purchased the remaining fifty percent interest in BSRB Resort Hotels and B-P-Gaming Corporation ("B-P") for $3,601,000 in cash and the assumption of certain liabilities and B-P Gaming was subsequently dissolved.

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

         CBS, designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is also 50% partner in a joint venture that owns and operates Mega$ports, Inc. ("Mega$ports") which offers a pari-mutuel sports wagering system. The Mega$ports(R) joint venture began full operations in July 1997. CBS recorded an equity in loss in joint venture of $1,791,828 for the fiscal year ended January 31, 1998.

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the years ended January 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations. (See Note 6)

         Short Term Investments

         Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

         Inventories

         Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

         Depreciation and Amortization

         Property and equipment are depreciated by use of both the straight line and accelerated methods.

         Intangible Assets

         Intangible assets include the excess of the cost over the fair market value of net assets of acquired companies. Such costs are being amortized over the periods expected to be benefited or approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $195,050 and $55,049 at January 31, 1998 and 1997, respectively.

         The realizability of intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company business. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

         Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of.("SFAS No. 121") SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. The continued negative cashflow from the hotel, food and beverage operations resulted in an impairment loss of $3,354,000 (See Note No. 6) which is included in the Statement of Operations as Impairment of long-lived assets.

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


         Research and Development

         The Company expenses all costs associated with the research and development of computerized software as incurred.

         Advertising

         The Company expenses all costs associated with advertising as incurred.


         Earnings Per Share and Pro Forma Earnings Per Share

         Earnings per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share" ("SFAS No. 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.


         In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation then the shares are not included in the diluted earnings per share calculation. Options outstanding during the fiscal year ending January 31, 1998 under the Company's Employee stock option plan and its Directors stock option plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the loss incurred by the Company in 1998. Had the Company shown the effects of dilution, the options would have added an additional 215,000 shares to the weighted average shares outstanding for the year ended January 31, 1998.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                    Year ended January 31,
                                                    ----------------------
                                                    1998             1997
                                                    ----             ----
         Weighted-average common shares
          outstanding (used in the computation
          of basic earnings per share)..........  7,840,833        7,059,555
         Potential dilution from the assumed
          exercise of common stock options......         --           88,375
                                                  ---------        ---------
         Weighted-average common and common
          stock equivalent shares (used in the
          computation of diluted earnings per
          share)................................  7,840,833        7,147,930
                                                  =========        =========
         Proforma Earnings per Share

         The proforma income taxes presented for Fiscal Year ended January 31, 1997 assumes that the Company would have incurred federal income taxes as a C corporation for the entire year at a 34 percent statutory rate.

                                                              1997
                                                              ----
         Income before provision for income taxes           $153,673
         Provision for income taxes                           30,773
         Proforma provision for income taxes                  21,476
                                                            --------
         Proforma net income                                $101,424
                                                            ========
         Proforma weighted average
          (Common Shares Outstanding)                      7,147,930
                                                           =========
         Proforma earnings per share                       $    0.01
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

         Reclassifications

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income (loss).

         Income Taxes

         In connection with the Reorganization, the S corporation status of LHSP and LHC terminated. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." ("SFAS No. 109") Under SFAS No. 109, deferred income taxes are calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are measured using enacted statutory tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

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

         Approximately 36% and 26% of total handle (total amount wagered in race and sports events) and 37% and 29% of LHSP total revenues is related to professional football for the years ending January 31,1998 and 1997, respectively. If the professional football season was interrupted due to strikes or other factors this may have a significant impact on the financial results of the Company.



2.       Inventories

         Inventories consisted of the following as of January 31,1998 and 1997:

                                                         1998          1997
                                                        ------        ------
                    Raw materials and spare parts    $  143,924    $  15,801
                    Work in process                     158,610        4,267
                    Finished goods                      443,130      400,867
                                                       --------     --------
                                                        745,664      420,935

                    Less:  Obsolescensce reserve       (188,225)    (136,337)
                                                       --------     --------
                                                     $  557,439    $ 284,598
                                                      =========    =========

3.       Property and Equipment

         Property and equipment are stated at cost and consist of the following as of January 31, 1998 and 1997:

                                                                               Estimated
                                                        1998        1997       Useful Life
                                                      -------     --------     ------------
                  Land                            $   575,000   $   575,000
                  Building/Improvements             2,138,569     2,123,000       39 years
                  Furniture/Fixtures                  372,569       279,613     5-10 years
                  Equipment                         1,957,846     1,254,691     5-20 years
                  Other                               138,102       203,704     5-10 years
                                                 ------------  ------------
                                                    5,182,086     4,436,008
                  Less: Accumulated depreciation   (1,296,696)     (866,176)
                                                  -----------  ------------
                                                  $ 3,885,390   $ 3,569,832
                                                  ===========  ============

4.       Investment in Joint Venture

         The Company, through the acquisition of Computerized Bookmaking Systems, Inc. ("CBS") on October 25, 1996, is involved in a joint venture with IGT-North America ("IGT"). CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports"). Mega$ports, an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's investment in joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations, net of the equity in loss from the joint venture. The equity in loss in joint venture for the fiscal year ended January 31, 1998 was $1,792,000. The remaining investment in joint venture balance of $461,000 has been written off based on a valuation determination by management.

5. Deposits and Other Assets

         Deposits and other assets consisted of the following at January 31, 1998 and 1997:

                                                             1998         1997
                                                             ----         ----

                  Loan fees                              $ 85,705     $ 90,543
                  Gaming license fees                      72,552       70,082
                  Deferred tax benefit                       -0-       100,205
                  Due from affiliate                       46,355        6,788
                  Investment in Corporation/
                    Joint venture                          12,220      134,599
                  Note receivable, long-term                 -0-        84,380
                  Deposits                                 39,179       45,726
                  Other                                    24,146       77,258
                                                         --------     --------
                                                         $280,157     $609,581
                                                         ========     ========

         Loan fees associated with the building mortgages have been capitalized and are being amortized over the related term of the mortgages and are net of accumulated amortization of $11,411 and $6,573 at January 31, 1998 and 1997. Gaming license fees relate to investigation fees. These fees are being amortized over 5 years.


6.    Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the years ended January 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

         The estimated loss on the disposal of this segment is $862,000 consisting of an estimated loss on disposal of the business of $246,000 and a provision of $616,000 for anticipated operating losses during the phase out period.

         These operations had operating revenues of $3.3 million and $2.6 million for the years ended January 31, 1998 and 1997, respectively, with operating losses for the same periods of $675,000 and $224,000 respectively. Identifiable assets of the hotel, food and beverage operations were $3.7 million and $ 7.7 million as of January 31, 1998 and 1997, respectively.

         The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                             January, 31
                                                          1998          1997
                                                          ----          ----
         Current assets                               $   162,878    $  363,627
         Accounts payable, accrued expenses and other  (1,321,527)     (533,721)
                                                      -----------    ----------
         Net current liabilities                      $(1,158,649)   $ (170,094)
                                                      ===========    ==========
         Property, plant and equipment, net           $ 3,546,725    $5,140,570
         Other non-current assets                           --       2,168,247
         Non-current liabilities                       (2,393,579)   (2,444,285)
                                                      -----------    ----------
         Net long term assets                         $ 1,153,146    $4,864,532
                                                      ===========    ==========







         The condensed statements of operations relating to the discontinued operations are presented below:

                                                             For the years ended January 31,

                                                                1998                1997
                                                                ----                ----
            Revenues                                        $ 3,307,676         $ 2,560,115
            Costs and expenses                                4,312,673           3,125,696
                                                            -----------         -----------
            Loss before income taxes                         (1,004,997)           (565,581)
                                                            -----------         -----------
            Provision (benefit) for income taxes                  --                   --
            Net (loss)                                      $(1,004,997)        $  (565,581)
                                                            ===========         ===========

         In conjunction with the proposed sale of the hotel facility, the Company intends to negotiate a leaseback of, and continue to operate, the casino which will serve as the Company's principal gaming location.


7.       Accrued Expenses

         Accrued expenses consisted of the following at January 31, 1998 and 1997:


                                                        1998      1997
                                                     --------   --------
         Payroll and vacation                        $359,839   $403,179
         Royalty                                       67,072     14,000
         Restructuring charges                         65,696       -0-
         Legal and accounting                         158,013     62,521
         Other                                        210,090     73,290
                                                     --------   --------
                                                     $860,710   $552,990
                                                     ========   ========

         Restructuring charges are attributed to costs associated with the reduction of personnel.

8.       Shareholder Notes Payable

         On March 21, 1996 LHSP made cash distributions to the original shareholders in the aggregate amount of $3 million representing undistributed earnings through January 31, 1996 on which the shareholders had previously paid federal income taxes. Of the $3 million distributed, $2,433,124 was loaned back to LHSP by the original shareholders. On January 31, 1998, the outstanding aggregate principal balance of the shareholder notes was $2,433,124. Of the $2,433,124 outstanding, $540,700 in the aggregate matures on May 1, 1998 and bears interest at a current annual rate of prime plus 1/2%. Of the remaining balance, $946,212 is due and payable on November 1, 1998 and $946,212 is due and payable on May 1,1999 pursuant to restated shareholder notes bearing interest at a current annual rate of prime plus 1/2%.

9.       Long-term Debt

         Long term debt consist of the following at January 31, 1998 and 1997:

                                                                                     1998          1997
                                                                                     ----          ----
             Mortgage payable, monthly payments of principal and interest of
             $17,565, interest is at 8%, secured by land and building            $ 1,990,641   $ 2,036,042

             Note payable to a bank, monthly payments of principal and
             interest of $26,272, interest is at prime (8.25% at January 31,
             1997) plus 0.5%, unsecured, maturing March 1998.                        500,852       757,956
                                                                                 -----------   -----------
                                                                                   2,491,493     2,793,998

                                    Less current portion                            (549,254)     (306,872)
                                                                                 -----------   -----------
                                                                                 $ 1,942,239   $ 2,487,126
                                                                                 ===========   ===========

             As of January 31, 1998, annual maturities of total long-term debt are as follows:

                  Year Ending
                  January 31,
                  -----------
                    1999                            549,254
                    2000                             57,901
                    2001                             62,706
                    2002                             67,911
                    2003                             73,548
                    Thereafter                    1,680,173
                                              -------------
                                              $   2,491,493
                                              =============


10.      Income Taxes

         The provision (benefit) for federal income taxes consisted of the following:
                                          January 31,         January 31,
                                             1998                1997
                                          -----------         ----------

                   Current                $(130,978)          $130,978
                   Deferred                 100,205           (100,205)
                                          ---------           --------
                                          $ (30,773)          $ 30,773
                                          =========           ========

         The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

                                                     January 31,    January 31,
                                                        1998           1997
                                                     -----------    -----------
         Deferred Tax Assets
               Current:
                  Net operating loss carried forward $  689,905     $   --
                  Write down of investment            1,749,450         --
                  Restructuring charges                 467,507       59,647
                  Bad debt reserve                       28,955       45,900
                  Amortization                           29,019        8,295
                  Other                                  61,628         --
                                                     ----------     --------
                        Total Current                 3,026,464      113,842


         Deferred Tax Liabilities - Long-term:
                   Depreciation                         (17,619)     (13,637)
                                                     ----------     --------
                                                     $3,008,845      100,205

                   Valuation allowance               (3,008,845)        --
                                                     ----------     --------
                                                     $    -0-       $100,205
                                                     ==========     ========

         The Company did not record a valuation allowance at January 31, 1997 relating to recorded tax benefits because all benefits were likely to be realized. At January 31, 1998, the Company recorded a valuation allowance of $3,008,845. The provisions for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                            January 31,       January 31,
                                                               1998              1997
                                                               ----              ----
                  Federal Statutory rate                       (34%)              34%
                  Tax benefit of S Corporation earnings         ---              (16)
                  Valuation allowance                           33                ---
                  Other                                         ---                2
                                                          -------------     -------------
                  Effective tax rate                            (1%)              20%
                                                          =============     =============

         At January 31, 1998 the Company had tax net operating loss carry forwards of $2,029,132 which will expire in 2013.

11.     Commitments and Contingencies

        Leases

        As of January 31, 1998 Leroy's had operating leases at various non-Company owned locations. Total rental expense for these leases was approximately $544,000 and $479,000 for the years ended January 31, 1998 and 1997, respectively. These lease terms vary from one to six years depending on the location.

        Under leases for three of the Leroy's operating locations rent is based on a percentage of income above specified thresholds. Rent expense for these locations, which is included in the total rent expense above, was $293,000 and $188,000 for the years ended January 31, 1998 and 1997, respectively.

        At January 31, 1998, future minimum rental payments under non-cancelable leases are as follows:


                              January 31,
                              -----------
                                1999                   240,860
                                2000                   152,701
                                2001                    69,945
                                2002                      -0-
                                2003                      -0-
                                Thereafter                -0-
                                                      --------
                                                      $463,506
                                                      ========

         The above disclosure of future minimum lease payments under non-cancelable leases exclude payments of approximately $7,000 per month owed under the ground lease associated with the discontinued operations. (See Note #6).

     Litigation

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

         Racusin's position was that Racusin is entitled to either 4.5% of the stock of Leroy's or 4.5% of the Company's common stock and $150,000 in cash as a result of the completion of the Company's initial public offering of its common stock in May 1996. The Company believed that the agreements were unenforceable contracts.

         On September 27, 1995, Racusin answered the complaint asserting that the two agreements are clear and speak for themselves. The case was removed to the Nevada Federal District Court on September 30, 1995. On October 8, 1996 the Nevada Federal District Court granted Racusin's motion to join the Company as a party to the litigation. On January 25, 1997, Racusin filed a motion for summary judgment requesting the Court find that Leroy's is an alter ego of the Company. It was the Company's position that Racusin cannot evidence that there has been a defacto merger between the Company and Leroy's.

         On August 1, 1997, the Court orally issued a declaratory judgement with respect to a lawsuit.

         The Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. The Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. On September 5, 1997, the Company tendered the entire judgement plus interest of $735,910 to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. The declaratory judgement of the Court is not final. On September 19, 1997, Racusin filed a Notice of Appeal with the Court. The Company's Answering Brief has been submitted and we are awaiting Mr. Racusin's Reply Brief. The Company believes the previous judgement was well reasoned and supported by competent evidence and is optimistic that the Court will affirm the previous decision.


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

         The Landlord's position is that any payments made to Jackpot for operation of the slot machines is not permitted to be deducted prior to calculating the amount due as additional rent to the Landlord under the Lease. Pursuant to the original complaint, the Landlord requested approximately $5,600 of additional rent that is due from July 1996 through December 1996 and future additional rent as it may come due pursuant to the Landlord's calculation.

         The Company believes that the Landlord is only entitled to receive 5% of the gross gaming revenues received by the Hotel Operator. The Landlord has been paid 5% of the gross gaming revenues received by the Hotel Operator and its predecessors without objection for the past 18 years under the Lease. The Company believes that the Landlord waived any objection to the method of calculation of the percentage rent by its inaction during the prior 18 years and the execution of estoppel certificates at the time of the acquisition of the Hotel/Casino by the Company in May 1996.

         The Landlord also seeks reimbursement of approximately $16,000 for the Landlord's attorney's fees and the Company disputes it is required to reimburse the Landlord for such fees.

         On March 17, 1998 the court held that the Landlord is entitled to be paid from the Hotel Operator 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino.

      Autotote Systems, Inc.

         On March 3, 1998, AWI and Computerized Bookmaking Systems ("CBS") filed a Motion for Preliminary Injunction in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin Autotote from reproducing or installing any part of the CBS Race and Sports Book Software ("CBS Software") in terminals used outside of Mexico; using or permitting the use of the CBS software, including the source code therefore, and employing or hiring James Connolly ("Connolly") for a period of five years from the date of the closing in the Autotote/CBS stock transfer agreement. On March 3,1998, Judge Howard McKibben entered a temporary restraining order granting the requested relief until March 13, 1998. On March 13,1998, a preliminary injunction hearing was held before Judge McKibben during which the parties stipulated, and the court subsequently ordered the following: there would be (1) no sale or transfer of the CBS Software by Autotote, (2) no sale or transfer of a derivative work of such software by Autotote without ten (10) days prior notice to AWI, in writing identifying the transferee, the date of the transfer and the functionality of the derivative work, (3) no transfer by Autotote of the CBS Software or source code, nor would Autotote copy or modify the CBS Software or source code, except to the extent permitted by contract, and
      (4) a diligent effort shall be made by to retrieve any CBS software which has been transferred pursuant to the terms of the contract. Based upon the foregoing, the judge denied the motion for preliminary injunction without prejudice, and indicated that AWI could renew the motion in the event Autotote attempted to copy or modify the CBS software.

         On April 15, 1998, Autotote and ASI filed a counterclaim against AWI and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded on the grounds that there was a failure of consideration, failure of meeting of the minds, mutual mistake, lack of an intent to perform and impossibility of performance. In addition, Autotote and ASI asked the Court to award damages for AWI and CBS' alleged breach of certain of the Agreements, and for fraud, international interference with contractual relations, negligent interference with contractual relations, intentional interference with prospective economic advantage, false light and liable. Autotote and ASI requested the Court to award compensatory damages in excess of $75,000 plus interest, and punitive damages. This litigation will now proceed to the discovery phase.

         This litigation will now proceed to the discovery phase.

         The Company is also party to other legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.


12.   Capital Stock and Stock Options

         The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at April 22, 1998, 34,200 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

         At January 31, 1998, the Company had in effect stock option plans under which options may be granted to employees and directors of the Company. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 years for the employees plan and 10 years for the directors plan. Options granted under the plans generally become exercisable on a single date from three to five years from the date of grant.

      Summarized information for the stock option plans is as follows:

                                                                Employee                                Director
                                                                --------                                --------
                                                    1998                     1997               1998               1997
                                                    ----                     ----               ----               ----
                                                          Wtd Avg                Wtd Avg            Wtd Avg           Wtd Avg
                                                         Exercise                Exercise           Exercise          Exercise
                                           Number         Price       Number      Price     Number   Price    Number   Price
                                           ------         -----       ------      -----     ------  --------  ------  --------
Outstanding at the Beginning of the year   174,900     $   7.58     $  -----     $  ----      700    $10.75    ----     $ ---
                    Granted                 48,900         9.25      174,900       7.58       700      6.69     700     $10.75
                    Exercised               (3,333)        8.25                    -----     ----      ----    ----       ----
                    Forfeited               (1,500)        6.88                    -----     ----      ----    ----       ----
                    Expired                   ----        -----         ----       -----     ----      ----    ----       ----
Outstanding at the end of the year         218,967     $   7.95      174,900     $  7.58    1,400     $ 8.72    700     $10.75
                                           =======     ========      =======     =======     ====     ======    ===     ======

Exercisable at the end of the year          54,467     $   7.54        -----        ----      700     $10.75    ----      ----
                                           =======     ========      =======     =======     ====      =====    ====      ====
Weighted average fair value of options                                           $  7.58                                $10.75
granted on grant date                                  $   4.31                  =======              $ 4.00             =====
                                                       ========                                       ======
Options available for grant at the end
of the year                                352,700                   200,100                18,600            19,300
                                           =======                   =======                ======            ======

         The following table summarizes information about stock options outstanding at January 31,1998:

                                                Detail composition of options outstanding
                                                             January 31, 1998


                                                                             Average
                                                                           Contractual
                                            Options           Exercise   Life Remaining              Options
                                          Outstanding          Price           YRS)                Exercisable
                                     ------------------- ---------------- ----------------- --------------------
                                              6,667           $ 8.25              2.24                  ---
                                             24,000             9.88              3.42                8,000
                                             30,000             8.13              3.50               10,000
                                            109,400             6.88              3.56               36,467
                                             48,900             9.25              4.15                   --
                                                700            10.75              9.13                  700
                                                700             6.69             10.14                   --
                                           ========                                                 =======
                                            220,367                                                  55,167
                                           ========                                                 =======



         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

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

         The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been determined consistent with SFAS No. 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted during the fiscal year ended January 31, 1998.



                                                                                     Year ended             Year ended
                                                                                  January 31, 1998       January 31, 1997
                                                                                 -----------------       ----------------
          Net income (loss)
          As reported                                                                  $(8,845,484)            $   122,900
          Pro forma                                                                     (9,160,790)                 35,920
          Net income (loss) per share
          Basic
            As reported                                                                      (1.13)                    .02
            Pro forma                                                                        (1.17)                    .01

          Diluted
            As reported                                                                      (1.13)                    .02
            Pro forma                                                                        (1.17)                    .01
          Weighted-average assumptions
          Expected stock price volatility                                                    40.94%                 60.00%
          Risk-free interest rate                                                             6.50%                  6.50%
          Expected option lives                                                           3.6 years              4.6 years
          Estimated fair value of options granted                                      $     3.62              $     4.38




13.      Business Segments

         The Company's primary operations are reported in the following three segments: Horse and Sports Wagering, Casino and Computerized Bookmaking Systems ("Systems"). The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See Note #6).

         The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sportsbooks in the state of Nevada. In addition to its main location, the Company operates 39 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. The Horse and Sports wagering segment leases the square footage necessary to conduct its operations at these non-company owned establishments.

         The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 71 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Computerized Bookmaking Systems segment designs, installs and maintains race and sports book equipment, software and computer systems to the sports betting industry and is a 50% partner in the joint venture, Mega$ports (R). Mega$ports (R) offers a pari-mutuel sports wagering system.

         The following summarizes the segment information for the Company:


                                      Years       Horse and
                                      Ended         Sports
                                   January 31,     Wagering      Casino      Systems      Corporate       Total
                                   -----------     --------      ------      -------      ---------       -----

                  Revenues              1998       $5,766,549   $571,702    $2,962,252           ---    $ 9,300,503
                                        1997        5,182,035    372,008       914,677         1,396      6,470,116

                  Operating             1998           11,479    (20,205)     (244,408)   (1,580,872)    (1,834,006)
                  Income (Loss)*        1997          629,465     32,334        51,386      (139,550)       573,635

                  Capital               1998          647,228        ---        43,423       141,834        832,485
                  Expenditures          1997          221,623     51,735         3,570             -        276,928

                  Depreciation and      1998          278,946     16,005       327,045        36,220        658,216
                  Amortization          1997          145,305     11,050        99,500             -        255,855

                  Identifiable          1998        2,974,576    336,910     4,564,546     5,762,762     13,638,794
                  Assets                1997        3,633,668    350,153     5,701,742     7,282,751     16,968,314

         * Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.


         Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations, comparative financial data is as follows:

         Revenues were $3,308,000 and $2,560,000 for the fiscal years ended January 31, 1998 and 1997, respectively. Operating losses were $675,000 and $224,000, for the fiscal years ended January 31, 1998 and 1997, respectively. Capital Expenditures were $223,000 and $478,000 for the fiscal years ended January 31, 1998 and 1997, respectively. Depreciation and Amortization was $314,000 and $209,000 for the fiscal years ended January 31, 1998 and 1997, respectively. Identifiable assets were $3,710,000 and $7,672,000 for the fiscal years ended January 31, 1998 and 1997, respectively.

14.      Related Party Transactions

         CBS leases space to MegaSports, Inc. for its corporate offices in the building owned by CBS. Lease payments invoiced were $59,100 and $14,775 for the years ended January 31, 1998 and 1997 respectively.

         CBS leases space in the building it owns to a company where a shareholder and former board member is an employee. Lease payments invoiced by CBS were $97,640 and $16,470 for the years ended January 31, 1998 and 1997 respectively.

         A shareholder and board member of the Company is also a board member of a company which owns a gaming establishment in which LHSP leases space for a sports book operation. Lease payments made to this establishment were $193,888 and $158,654 for the years ended January 31, 1998 and 1997, respectively.

         LHSP paid fees for odds-making services to a company where a shareholder and former board member is an employee. These fees, included in direct costs, were $21,429 and $16,800 for the years ended January 31, 1998 and 1997, respectively.

         Mega$ports paid fees for odds-making services to a company where a shareholder and former board member is an employee. Odds-making fees paid by Mega$ports were $74,750 for the fiscal year ended January 31, 1998.

         As at January 31, 1998, LHSP had a receivable balance of $18,920 related to transactions in the normal course of business with a company where a shareholder and former board member is an employee.

         In conjunction with the Reorganization, Leroy's, LHC and B-P and the Original Stockholders entered into an agreement on May 10, 1996 which provides that if Leroy's, LHC or B-P obtain a tax benefit to the detriment of such stockholders for any tax period, on or prior to the effective date of the Reorganization, the affected company shall pay to the stockholders the tax benefit actually derived up to the amount of the tax detriment actually incurred. In addition, for up to $200,000 in the aggregate, such companies have agreed to pay to such stockholders any increased tax liability of such stockholders attributable to a determination by a court of competent jurisdiction or a federal taxing authority that with respect to the federal tax returns of such companies for taxable years prior to May 10, 1996, the tax liability of such companies shall be increased.

15.      Acquisitions

         Computerized Bookmaking Systems, Inc.

                  On October 25, 1996, the Company purchased Autotote CBS, Inc. for $3,000,000 in cash and agreed to guarantee, pursuant to a Guarantee Agreement, Autotote CBS, Inc.'s obligation under its current mortgage of approximately $2,000,000 on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices. In addition, the Company has incurred costs of $156,000 in connection with the acquisition. Autotote CBS, Inc. is the dominant provider of sports and race book equipment and software in the state of Nevada, including all major casinos along the Las Vegas strip. The accompanying statements of operations include the operations of Autotote CBS, Inc. from the date of acquisition. The acquisition of Autotote CBS, Inc. has been accounted for as a purchase. Unaudited proforma condensed consolidated financial information for the Company assuming the acquisition of Autotote CBS, Inc. had occurred as of February 1, 1996 is as follows:

                  Statement of Operations Data               Year Ended 1997
                                                             ---------------
                    Revenues                                     $12,113,000
                    Operating income                                 424,000
                    Net income before Income taxes                   333,000
                    Net income                                       302,000


         In February 1997, the Company received a reimbursement of $500,000 from IGT for previous start-up costs incurred by CBS related to the Mega$ports investment in joint venture. The contribution by IGT was treated as a "contingent asset" as defined by SFAS No. 38 "Accounting for Business Combinations" which was resolved within a short period of time after the consummation of the acquisition of CBS and was accounted for as a purchase price allocation adjustment. Accordingly, the investment in joint venture balance and intangibles arising from the CBS acquisition were revalued to reflect the increase in the total contribution to the joint venture by CBS. For the twelve months ended January 31, 1998 the Company has recognized a loss from the joint venture of approximately $1,792,000.

         The unaudited proforma amounts reflect the Company's actual results combined with Autotote CBS, Inc.'s actual results for the periods presented, adjusted to reflect additional depreciation and amortization expense arising from the purchase and associated income tax impacts at the federal statutory rate of 34 percent.

         Imagineering Systems, Inc.

         In November 1997, the Company entered into a stock purchase agreement with Imagineering Systems, Inc. ("ISI"). At the same time, the Company also entered into a stock purchase agreement with Keno International, Inc ("KI") an affiliate of ISI. The acquisition will be accounted for as a purchase. The transaction has been approved by the Boards of Directors of each of the companies. The closing of the acquisition is contingent upon regulatory approvals and certain other events. The agreement with ISI provides that American Wagering, Inc. will give ISI shareholders $500,000 in cash and $500,000 in shares of unregistered American Wagering, Inc. common stock in exchange for all of the outstanding common stock of ISI. These shares will include "piggyback" registration rights in the AWI stock being delivered. The agreement with KI provides that American Wagering, Inc. will give KI shareholders $29,000 and a portion of KI earnings over the next ten years in exchange for all of the outstanding shares of KI stock. Imagineering Systems, Inc. develops, manufactures and sells keno systems to licensed casinos in many jurisdictions. KI was created to act as the international marketing company for ISI; it has not yet become operational.

         The Company's consolidated results of operations will incorporate Imagineering Systems, Inc. and Keno International, Inc. commencing on the date of acquisition. The unaudited pro forma combined information below presents combined results of operations as if the acquisition had occurred February 1, 1997 and balance sheet information as if the acquisition had occurred as of January 31, 1998. The unaudited proforma combined information, based upon the historical consolidated financial statements of the Company, Imagineering Systems, Inc., and Keno International, Inc. assumes an acquisition cost of $1,029,000 and further assumes that an estimated excess of acquisition cost over the net tangible book value of ISI and KI is allocated to intangible assets with a useful life of 25 years.

         The unaudited pro forma consolidated information is not necessarily indicative of the results of operations of the consolidated companies had the acquisition occurred February 1, 1997, or the financial position had the acquisition occurred January 31, 1998, nor is it necessarily indicative of future results or financial position.

                  Statement of Operations Data                 Year Ended 1997
               Revenues                                          $  12,263,000
               Loss from Continuing Operations                       7,417,000
               Loss from Discontinued Operations                     1,866,000
               Net loss                                              9,283,000
               Loss per share                                             1.18


                  Balance Sheet Data                    as of January 31, 1998
               Net Assets                                        $  14,717,000
               Net Liabilities                                      11,709,000
               Stockholders Equity                                   3,008,000

Item 13.          Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The Exhibits are listed in the Index to Exhibits on pages 54 through 56.

                  (b)      Reports on Form 8-K

                           None.

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

      Signature                       Title                         Date
      ---------                       -----                         ----
     /s/ Victor Salerno         President; Chief Executive      April 30, 1998
------------------------------  Officer; Director
         Victor Salerno


/s/ Robert D. Ciunci            Chief Financial Office          April 30, 1998
------------------------------  (Principal Financial and
         Robert D. Ciunci       Accounting Officer);
                                Director


    /s/ Robert R. Barengo       Director                        April 30, 1998
------------------------------
         Robert R. Barengo



     /s/ Michael S. Merillat    Director                        April 30, 1998
------------------------------
         Michael S. Merillat

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

3.2               By-Laws of the Registrant                                          Exhibit 3.2 to Registration Form
                                                                                     10-KSB for Fiscal Year Ended
                                                                                     January 31, 1997

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

                                       54


Exhibit                                     Description                              Incorporated by Reference to
-------                                     -----------                              ----------------------------
Number
------
10.7              Form of Promissory Note made by Leroy's Horse and Sports           Exhibit 10.7 to Registration
                  Place ("Leroy's") in favor of each Original Stockholder            Statement on Form SB-2, File No.
                                                                                     33-80431

10.7.1            Restated Promissory Note by Leroy's in favor of Victor Salerno     Filed herewith

10.7.2            Restated Promissory Note by Leroy's in favor of Judith Salerno     Filed herewith

10.7.3            Restated Promissory Note by Leroy's in favor of Michael Merillat   Filed herewith

10.7.4            Restated Promissory Note by Leroy's in favor of Michael Roxborough Filed herewith

10.7.5            Restated Promissory Note by Leroy's in favor of Robert Ciunci      Filed herewith

10.7.6            Restated Promissory Note by Leroy's in favor of Robert Barengo     Filed herewith

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

10.11             License Agreement between Howard Johnson International,            Exhibit 10.11 to Registrant's
                  Inc. And Leroy's Hotel Corporation, dated May 9, 1996              Form 10-KSB for Fiscal Year Ended
                                                                                     January 31, 1997

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
                                                                                     33-80431

10.16             Assignment of BPLV's Interest in Ground Lease to Eastern           Exhibit 10.16 to Registration
                  Savings Bank, predecessor to Apple Bank For Savings, dated         Statement on Form SB-2, File No.
                  May 21, 1981                                                       33-80431

10.17             Business Loan Agreement between Leroy's Horse and Sports           Exhibit 10.17 to Registration
                  Place, Inc. and Pioneer Citizens Bank of Nevada, dated             Statement on Form SB-2, File No.
                  March 30, 1995.                                                    33-80431

                                       55


Exhibit                                     Description                              Incorporated by Reference to
-------                                     -----------                              ----------------------------
Number
------
10.18.1           Stock Transfer Agreement between the Registrant and                Exhibit 2.1 to Registrant's Form 8-K
                  Autotote Corporation dated October 25, 1996                        filed November 8, 1996

10.18.2           Technology Cross-License Agreement among Autotote CBS Inc.,        Exhibit 2.2 to Registrant's Form 8-K
                  Autotote Corporation and Autotote Systems, Inc. dated              filed November 8, 1996
                  October 25, 1996

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

10.25             Absolute Assignment of Leases and Rents between Autotote           Exhibit 10.25 to Registrant's Form 10-KSB
                  CBS, Inc. and Standard Life and Accident Insurance Company         for Fiscal Year 1997
                  dated August 31, 1995

10.26             Deed of Trust, Security Agreement and Financing Statement          Exhibit 10.26 to Registrant's Form 10-KSB
                  between Autotote CBS, Inc. and Jerry L. Adams, Trustee, as         for Fiscal Year 1997
                  Trustee, for the benefit of Standard Life and Accident
                  Insurance Company dated August 31, 1995


21.1              Subsidiaries                                                       Filed herewith
23.1              Consent of Arthur Andersen LLP, the Registrant's Independent       Filed herewith
                  Certified Public Accountants


27                Financial Data Schedule                                            Filed herewith

                                       56