Form 10KSB/A
period 1998-01-31
AMERICAN WAGERING INC
filed 1998-05-11
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                                     AMENDMENT

                                       NO. 1

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

                AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998


The undersigned registrant hereby amends Exhibit 23.1 to its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 for the sole purpose of correcting a typographical error.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 1998


                                    AMERICAN WAGERING, INC.



                                    By:   /s/ Victor Salerno
                                          -------------------------------------
                                          Victor Salerno, President and Chief
                                          Executive Officer