Form 10QSB
period 1998-04-30
AMERICAN WAGERING INC
filed 1998-06-15
CIK 1005214

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number: 000-20685
                        ----------------------------------------------

                             American Wagering, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                   88-0344658
----------------------------------          --------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                 (702) 735-0101
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last year)



         Check whether the issuer (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes __X__   No ____


         The number of shares of Common Stock outstanding as of June 5, 1998 was 7,790,933.

PART I- FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                             AMERICAN WAGERING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                                                       April 30,         January 31,
CURRENT ASSETS:                                                                          1998               1998
                                                                                         ----               ----
    Cash                                                                             $  2,428,223       $  2,092,894
    Short-term investments                                                              2,804,234          5,409,723
    Accounts receivable, net of allowance for doubtful accounts
    of $55,444 and $69,736                                                               142,669            333,660
    Inventories, net of obsolescence reserve of $188,225 and $188,225                     427,500            557,439
    Prepaid expenses and other current assets                                             465,617            451,347
                                                                                     ------------       ------------

TOTAL CURRENT ASSETS                                                                    6,268,243          8,845,063

PROPERTY AND EQUIPMENT, net                                                             3,786,730          3,885,390

INTANGIBLE ASSETS, net                                                                    598,134            628,184

DEPOSITS AND OTHER ASSETS                                                                 656,126            280,157

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                         1,120,954          1,153,146
                                                                                     ------------       ------------

TOTAL ASSETS                                                                         $ 12,430,187       $ 14,791,940
                                                                                     ============       ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                $     54,542       $    549,254
    Accounts payable                                                                      613,563          1,476,892
    Accrued expenses                                                                      638,066            860,710
    Unpaid winning tickets                                                                554,775          1,441,041
    Shareholder notes payable                                                           1,486,912          1,486,912
    Other current liabilities                                                           1,027,776            583,090
    Net current liabilities of discontinued operations                                    922,979          1,158,649
                                                                                     ------------       ------------


TOTAL CURRENT LIABILITIES                                                               5,298,613          7,556,548
                                                                                     ------------       ------------
LONG-TERM DEBT:
    Shareholder notes payable                                                             946,212            946,212
    Long-term debt, less current portion                                                1,923,130          1,942,239
                                                                                     ------------       ------------


TOTAL LONG-TERM DEBT                                                                    2,869,342          2,888,451
                                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

    Preferred stock -- $.01 par value; authorized 25,000,000 shares; issued and
        outstanding: none                                                                      --                 --
    Common stock -- $.01 par value; authorized  25,000,000 shares; issued and
        outstanding: 7,840,833 and 7,840,833                                               78,408             78,408
    Additional paid-in capital                                                         14,047,296         14,047,296
    Accumulated deficit                                                                (9,665,986)        (9,778,763)
    Less treasury stock                                                                  (197,486)                --
                                                                                     ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                              4,262,232          4,346,941
                                                                                     ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 12,430,187       $ 14,791,940
                                                                                     ============       ============

            Note: The consolidated balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.



        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                             1998              1997
                                                                             ----              ----
REVENUES                                                                 $ 2,335,368       $ 1,703,347

OPERATING COSTS AND EXPENSES:
         Direct costs                                                      1,364,998         1,256,513
         Research and development                                            139,272            96,117
         Selling, general and administrative                                 491,445           502,582
         Depreciation and amortization                                       164,296           158,951
                                                                         -----------       -----------
TOTAL OPERATING COSTS AND EXPENSES                                         2,160,011         2,014,163
                                                                         -----------       -----------
OPERATING INCOME (LOSS)                                                      175,357          (310,816)

OTHER INCOME (EXPENSE):
         Interest income                                                      65,401           101,186
         Other income                                                         83,459            39,617
         Equity in earnings (loss) from investment in joint venture         (110,315)             --
         Interest expense                                                   (101,125)         (103,527)
                                                                         -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                                 (62,580)           37,276
                                                                         -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                            112,777          (273,540)

PROVISION (BENEFIT) FOR INCOME TAXES                                            --                --
                                                                         -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     112,777          (273,540)

LOSS FROM DISCONTINUED OPERATIONS                                              --             (143,339)
                                                                         -----------       -----------
NET INCOME (LOSS)                                                        $   112,777       $  (416,879)
                                                                         ===========       ===========
INCOME (LOSS) PER SHARE OF COMMON STOCK

    Income (loss) from continuing operations
      Basic                                                              $      0.01        $    (0.03)
      Diluted                                                            $      0.01        $    (0.03)

    Loss from discontinued operations
      Basic                                                              $      --         $     (0.02)
      Diluted                                                            $      --         $     (0.02)

    Net income (loss)
      Basic                                                              $      0.01       $     (0.05)
      Diluted                                                            $      0.01       $     (0.05)





              The accompanying notes are an integral part of these
                        consolidated financial statements

                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                                             1998                     1997
                                                                                             ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                    $ 112,777                $ (416,879)
                                                                                          ---------                ----------
     Adjustments to reconcile net income (loss) to cash provided by (used in)
          operating activities:
     Depreciation and amortization                                                          220,163                   232,589
     Equity in (earnings) loss from investment in joint venture                             110,315                      ---
     Provision (benefit) for doubtful accounts                                              (14,292)                   (5,000)
     Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts Receivable                                                              171,484                   275,102
           Inventory                                                                        135,042                  (186,804)
           Prepaid expenses and other current assets                                       (159,582)                  (68,323)
     Increase (decrease) in liabilities:
           Accounts payable                                                                (871,876)                  (24,346)
           Accrued expenses                                                                (419,897)                  (77,067)
           Unpaid winning tickets                                                          (886,265)                 (309,798)
           Other current liabilities                                                        447,828                   269,244
                                                                                        -----------                ----------

     Total adjustments                                                                   (1,267,080)                  105,597
                                                                                        -----------                ----------
         Net cash used in operating activities                                           (1,154,303)                 (311,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (38,531)                 (179,940)
     Proceeds from joint venture partner                                                        ---                   500,000
     Increase in investment in joint venture                                               (137,896)                   (6,996)
     (Increase) decrease in short-term investments                                         2,605,490                  (75,030)
     Deposits and other assets                                                              (212,388)                  (5,776)
                                                                                        ------------               ----------
         Net cash provided by investing activities                                         2,216,675                  232,258
                                                                                        ------------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                                         (529,557)                ( 74,259)
       Purchase of treasury stock                                                           (197,486)                    ---
                                                                                        ------------               ----------
         Net cash used in financing activities                                              (727,043)                 (74,259)
                                                                                        ------------               ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $    335,329               $ (153,283)
                                                                                        ============               ==========
CASH AND CASH EQUIVALENTS, beginning of period                                          $  2,092,894               $3,416,412
                                                                                        ============               ==========
CASH AND CASH EQUIVALENTS, end of period                                                $ 2,428,223               $ 3,263,129
                                                                                        ===========               ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                                                           $   172,042               $   166,356
                                                                                        ===========               ===========
       Cash paid for income taxes                                                       $       ---               $   136,000
                                                                                        ===========               ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

1.       Summary of Business and Significant Accounting Policies

         Summary of Business

         In August 1995, American Wagering Inc., a Nevada corporation, (the "Company") was formed to be a holding company, for Leroy's Horse and Sports Place ("LHSP") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of LHSP and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

         LHSP was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sports book located on the premises of LHC in Las Vegas, Nevada. In addition, LHSP operates sports books throughout the state of Nevada in licensed gaming establishments not owned by LHSP. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. As of April 30, 1998 and 1997 the Company had 41 and
         40 locations, respectively.

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

         In March 1995, LHC purchased fifty-percent interests in certain entities, which owned and operated the Hotel/Casino, located in Las Vegas, Nevada. The related entities were BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which was wholly-owned by BSRB Resort Hotels). The purchase was financed by a bank note executed by LHSP for approximately $1.1 million.

         In February 1996, the stockholders of LHSP purchased a fifty-percent interest in the stock of B-P Gaming Corporation (a Nevada corporation), which was contributed to the Company in connection with the Reorganization.

         On May 15, 1996, the Company purchased the remaining fifty-percent interest in BSRB Resort Hotels and B-P-Gaming Corporation ("B-P") for $3,601,000 in cash and the assumption of certain liabilities and B-P Gaming was subsequently dissolved.

         On October 25, 1996, the Company acquired from Autotote
         Corporation ("AC"), all of the shares of capital stock of Autotote CBS, Inc. (subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a Stock Transfer Agreement between the Company and AC. In consideration the Company paid $3 million in cash to AC and agreed to guarantee, pursuant to a Guaranty Agreement, CBS's obligation under its current mortgage of approximately $2 million on the real estate and building in Las Vegas, Nevada where the Company currently maintains its corporate offices.

         CBS, designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is also 50% partner in a joint venture that owns and operates Mega$ports, Inc. ("Mega$ports") which offers a pari-mutuel sports wagering system. The Mega$ports(R) joint venture began full operations in July 1997. CBS recorded an equity in loss in joint venture of $110,000 for the three months ended April 30, 1998.

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three months ended April 30, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations. (See Note 2)

         Short-Term Investments

         Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

         Inventory

         Inventories are stated at the lower of cost (based on the first in, first-out method) or market.

         Depreciation and Amortization

         Property and equipment are depreciated by use of both the straight line and accelerated methods.

         Intangible Assets

         Intangile assets include software and rights for manufacturing and distribution which are being amortized over 7 years and the excess of the cost over the fair market value of net assets of acquired companies which are being amortized over the periods expected to be benefited or approximately 25 years. Accumulated amortization was $225,109 and $195,050 at April 30, 1998 and January 31, 1998, respectively.

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

         Period Results Not Indicative of the Full Year

         The results of operations for the three months ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Revenue Recognition

         With respect to the horse and sports wagering segment, in accordance with industry practice, the Company recognizes race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. Sports wagering revenues are recognized based on the results of a completed sporting event. With respect to the Systems segment, the Company recognizes revenue when the software and hardware are installed at the customer location. Maintenance fee revenue is recognized as the services are provided.

         Research and Development

         The Company expenses all costs associated with the research and development of computerized software as incurred.

         Advertising

         The Company expenses all costs associated with advertising as incurred.

         Earnings per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share" ("SFAS No. 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:


                                                                                             Three Months ended April 30,
                                                                                             ----------------------------
                                                                                                1998               1997
                                                                                                ----               ----
         Weighted-average common shares
         outstanding (used in the computation
         of basic earnings per share                                                          7,833,445          7,837,500
         Potential dilution from the assumed
         exercise of common stock options                                                       218,534            205,819
                                                                                              ---------          ---------
         Weighted-average common and common
         equivalent shares (used in the
         computation of diluted earnings per
         share)                                                                               8,051,979          8,043,319
                                                                                              =========          =========

         Use of Estimates

         Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these financial statements relate to setting and adjusting lines on sporting events. The sports book operator is betting as a principal against its patrons. Therefore, if the "book" of wagers placed on an event is not balanced the sports book operator is significantly at risk for the outcome of a sporting event. Although sports book operators attempt to keep the book in balance by adjusting the betting line, the risk of a non-balanced book is inherent in the operation of a sports book. To the extent that a book on a particular event is not balanced, the book-making operation, like its patrons, is gambling on the outcome of an event.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

         Reclassifications

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the Company's net income (loss).

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

         The provision for federal income taxes and utilization of net operating loss carryforwards is below. On January 31, 1998 the Company had $2,029,132 of operating loss carryforwards available to reduce future taxable income which will expire in 2013.

                                                                1998
                                                                ----
             Income from continuing operations
                 before provision for income taxes           $ 112,777

             Provision for income taxes                         39,472
             Net operating loss carryforwards                  (39,472)
                                                             ---------
                 Net provision for income taxes                     --
                                                             ---------
             Income from continuing operations               $ 112,777
                                                             =========

2.       Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three months ended April 30, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

         The estimated loss on the disposal of this segment is $862,000 consisting of an estimated loss on disposal of the business of $246,000 and a provision of $616,000 for anticipated operating losses during the phase out period.

         These operations had operating revenues of $775,000 and $913,000 for the three months ended April 30, 1998 and 1997, respectively, with operating losses for the same periods of $225,000 and $143,000 respectively. Identifiable assets of the hotel, food and beverage operations were $3.7 million as of April 30, 1998 and January 31, 1998. The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                                         April 30,                  January 31,
                                                                           1998                        1998
                                                                           ----                        ----
          Current assets                                                 $   196,935                $   162,878
          Accounts payable, accrued expenses and other                    (1,119,914)                (1,321,527)
                                                                         -----------                -----------
          Net current liabilities                                        $  (922,979)               $(1,158,649)
                                                                         ===========                ===========

          Property, plant and equipment, net                             $ 3,497,754                $ 3,546,725
          Other non-current assets                                                --                         --
          Non-current liabilities                                         (2,376,800)                (2,393,579)
                                                                         -----------                -----------
          Net long-term assets                                           $ 1,120,954                $ 1,153,146
                                                                         ===========                ===========



         The condensed statements of operations relating to the discontinued operations are presented below:






                                                     April 30,        April 30,
                                                       1998             1997
                                                       ----             ----

         Revenues                                 $     774,855   $    912,532
         Costs and expenses                           1,000,025      1,055,871
                                                  -------------   ------------
         Loss before income taxes                 $   (225,170)   $  (143,339)
         Provision (benefit) for income taxes               --             --
                                                  ------------    -----------
         Net loss                                 $   (225,170)   $  (143,339)
                                                  ============    ===========


         In conjunction with the proposed sale of the hotel facility, the Company intends to negotiate a leaseback of, and continue to operate, the casino, which will serve as the Company's principal gaming location.

3.       Capital Stock

         The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at April 30, 1998, 36,700 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any will depend on various factors, including market conditions, available alternative investments and the Company's financial position.


4.       Business Segments

         The Company's primary operations are reported in the following three segments: Horse and Sports Wagering, Casino and Computerized Bookmaking Systems ("Systems"). The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See Note 2).

         The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sports books in the state of Nevada. During the three months ended April 30, 1998, in addition to its main location, the Company operated 40 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. The Horse and Sports wagering segment leases the square footage necessary to conduct its operations at these non-company owned establishments.

         The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 71 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Computerized Bookmaking Systems segment designs, installs and maintains race and sports book equipment, software and computer systems to the sports betting industry and is a 50% partner in the joint venture, Mega$ports(R). Mega$ports(R) offers a pari-mutuel sports wagering system.

         The following summarizes the segment information for the Company:

                                            Three
                                            Months        Horse and
                                            Ended          Sports
                                          April 30,       Wagering      Casino       Systems      Corporate         Total
                                          ---------       --------      ------       -------      ---------         -----
         Revenues                           1998         $1,314,091    $147,062    $  874,215            --     $ 2,335,368
                                            1997            961,235     153,088       589,024            --       1,703,347


         Operating                          1998            257,539      23,286       237,316      (342,784)        175,357
         Income (Loss)*                     1997            (86,635)     32,324        24,197      (280,702)       (310,816)


         Capital                            1998              6,067          --         8,934        16,634          31,635
         Expenditures                       1997            110,490          --        16,641         6,623         133,754


         Depreciation and                   1998             74,692       5,624        72,289        11,691         164,296
         Amortization                       1997             40,108       4,001       110,872         3,970         158,951


         Identifiable                       1998          3,228,791     335,422     4,565,129     3,179,891      11,309,233
         Assets                January  31, 1998          2,974,576     336,910     4,564,546     5,762,762      13,638,794


         * Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.


         Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations is as follows:

         Revenues were $775,000 and $913,000 for the three months ended April 30, 1998 and 1997, respectively. Operating losses were $90,000 and $44,000, for the three months ended 1998 and 1997, respectively. Capital Expenditures were $7,000 and $46,000 for the three months ended April 30, 1998 and 1997, respectively. Depreciation and Amortization was $56,000 and $74,000 for the three months ended April 30, 1998 and 1997, respectively. Identifiable assets were $3,695,000 and $3,710,000 as at April 30, 1998 and January 31, 1998, respectively.


Item 2.           Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal Quarter ended April 30, 1998 compared to the Fiscal Quarter ended April 30, 1997.

                  Revenues for the Fiscal Quarter ended April 30, 1998, ("First Quarter of Fiscal 1999") were $2,335,000, an increase of $632,000 or 37.1% from revenues of $1,703,000 for the Fiscal Quarter ended April 30, 1997 ("First Quarter of Fiscal 1998"). The overall increase in revenues between fiscal quarters was primarily attributed to the horse and sports wagering operation and Computerized Bookmaking Systems, Inc. ("CBS").

                  Revenues from horse and sports wagering were approximately $1,314,000 for the First Quarter of Fiscal 1999, an increase of $353,000 or 36.7% from revenues of $961,000 for the First Quarter of Fiscal 1998. The increase in horse and sports wagering revenues was principally due to favorable variances of sports book locations operating during both fiscal quarters ("same store"). Revenues for same store locations were $1,167,000 for the First Quarter of Fiscal 1999, an increase of $323,000 or 38.3% from revenues of $844,000 for the First Quarter of Fiscal 1998. Revenues of $86,000 for the First Quarter of Fiscal 1999 at locations that were not operating in both periods decreased $27,000 or 23.9% from revenues of $113,000 for the First Quarter of Fiscal 1998. The Company was licensed and operated a total of 41 sports book locations during the First Quarter of Fiscal 1999, compared to a total of 40 sports book locations during the First Quarter of Fiscal 1998. Other revenues of $61,000 for the First Quarter of Fiscal 1999 were generated primarily from pari-mutuel race and sports wagering. The Company believes the increase in revenues between fiscal quarters was also due to the favorable results of college basketball and baseball wagering which were positively impacted by the lack of success of bettors in wagering selections offset by unfavorable results in boxing and hockey. Handle (the total amount wagered at the Company's sports and race books) for the First Quarter of Fiscal 1999 was $20,169,000, an increase of $2,714,000 or 15.5% from the handle of $17,455,000 for the First Quarter of Fiscal 1998. The Company's increase in handle for the First Quarter of Fiscal 1999 compared to the First Quarter of Fiscal 1998 was principally related to the increases in baseball and basketball wagering offset by a decrease in boxing wagering. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The Company's net win percentage (revenues divided by handle) for all race and sports wagering was 6.2% for the First Quarter of Fiscal 1999, an increase of 14.8% compared to the Company's net win percentage for all race and sports wagering of 5.4% for the First Quarter of Fiscal 1998. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The increase in the Company's net win percentage between the fiscal quarters was attributed to favorable results in baseball, basketball and parlay cards offset by unfavorable results from hockey and boxing. Revenues from CBS of $874,000 for the First Quarter of Fiscal 1999 increased $285,000 or 48.4% as compared to revenues of $589,000 for the First Quarter of Fiscal 1998. The increase in CBS revenues is principally attributed to an increase in race and sports book equipment sales. Revenues from Casino operations of $147,000 for the First Quarter of Fiscal 1999 decreased $6,000 or 3.9% as compared to revenues of $153,000 for the First Quarter of Fiscal 1998.

                  Direct costs were $1,365,000 for First Quarter of Fiscal 1999, an increase of $108,000 or 8.6% from direct costs of $1,257,000 for the First Quarter of Fiscal 1998. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, marketing and other costs. The increase in direct costs was principally attributed to the CBS operations. Direct costs associated with CBS were $289,000 for the First Quarter of Fiscal 1999, an increase of $98,000 or 51.3% as compared to direct costs of $191,000 for the First Quarter of Fiscal 1998. The increase in direct costs associated with CBS operations was primarily due to an increase in equipment costs related to the increase in equipment sales between fiscal quarters. Direct cost associated with horse and sports operations were $958,000 an increase of $8,000 or 0.8% from direct costs of $950,000 for the First Quarter of Fiscal 1998. Direct costs associated with Casino operations were $118,000 for the First Quarter of Fiscal 1999, an increase of $3,000 or 2.6% as compared to direct costs of $115,000 for the First Quarter of Fiscal 1998. Direct costs as a percentage of revenues was 58.4% for the First Quarter of Fiscal 1999 a decrease of 20.9% as compared to direct costs as a percentage of revenues of 73.8% for the First Quarter of Fiscal 1998. This decrease is principally attributed to the horse and sports wagering segment.

                  Research and Development expenses were $139,000 for the First Quarter of Fiscal 1999, an increase of $43,000 or 44.8% from $96,000 for the First Quarter of Fiscal 1998. The increase in expenses relate exclusively to CBS and is principally attributed to costs associated with additional projects.

                  Selling, general and administrative expenses were $491,000 for the First Quarter of Fiscal 1999, a decrease of $12,000 or 2.4% from selling, general and administrative expenses of $503,000 for the First Quarter of Fiscal 1998. The decrease in selling, general and administrative expenses was principally due to decreased expenditures at the horse and sports wagering, casino and CBS operation of $64,000 offset by an increase in expenditures at the corporate level of $52,000. The increase in corporate level expenses is principally attributed to labor costs, legal and travel expenses. These expenditures were incurred to hire additional personnel for the Company's consolidation of accounting, compliance, marketing, sales and treasury functions at the corporate level to support increased regulatory and public disclosure burdens as a publicly owned company, litigation services and to review potential acquisitions. Selling, general, and administrative expenses were 21,0% of revenues for the First Quarter of Fiscal 1999, a decrease of 28.8% compared to 29.5% for the First Quarter of Fiscal 1998. The decrease in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased revenues at the horse and sports wagering and CBS operations.

                  Depreciation and amortization was $164,000 for the First Quarter ended of Fiscal 1999, an increase of $5,000 or 3.1% from depreciation and amortization of $159,000 for the First Quarter of Fiscal 1998. An increase of approximately $34,000 relates to depreciation expense attributed to capital equipment acquisitions by the horse and sports wagering operations. A decrease of approximately $29,000 in amortization expense is attributed to CBS and relates to a valuation adjustment, recorded during the First Quarter of Fiscal 1998, which reduced the intangible asset balance.

                  Other expense of $63,000 for First Quarter of Fiscal 1999, varied unfavorably by $100,000 or 270.3% from other income of $37,000 in the First Quarter of Fiscal 1998. The unfavorable variance between fiscal quarters was principally due to the equity in loss from the Mega$ports joint venture of $110,000.

                  Net income from continuing operations for the First Quarter of Fiscal 1999 of $113,000 varied favorably by $387,000 compared to the net loss from continuing operations of $274,000 for First Quarter of Fiscal 1998. The favorable variance between fiscal quarters was primarily due to the increase in revenues by horse and sports wagering and CBS operations. Net income from horse and sports wagering operations of $203,000 for the First Quarter of Fiscal 1999 varied favorably by approximately $336,000 as compared to the net loss of $133,000 for the First Quarter of Fiscal 1998. The net income from CBS operations for the First Quarter of Fiscal 1999 was approximately $90,000, which includes the equity in loss from the Mega$ports(R) joint venture of $110,000, varied favorably by $100,000 compared to the net loss of $10,000 for the first Quarter of Fiscal 1998. The net loss at the corporate level of $203,000 for the First Quarter of Fiscal 1998 varied unfavorably by $40,000 as compared to net loss of $163,000 for the First Quarter of Fiscal 1998. The net income from the Casino operations of $23,000 for the First Quarter of Fiscal 1999, varied unfavorably by $8,000 as compared to the net income of $32,000 for the First Quarter of Fiscal 1998.

Discontinued Operations

                  On April 22, 1998 the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer for the hotel, food and beverage operations. In the Company's accompanying consolidated financial statements for and as of April 30, 1998, the results of the hotel, food and beverage operations has been accounted for as discontinued operations. Revenues from hotel, food and beverage operations of $775,000 for the First Quarter of Fiscal 1999 decreased $138,000 or 15.1% as compared to revenues of $913,000 for the First Quarter of Fiscal 1998. The decrease in revenues is principally due to a reduction in room revenues. The Hotel's average occupancy rate was 76% for the First Quarter of Fiscal 1999 a decrease of 6.2% compared to the Hotel's average occupancy rate of 81% for the First Quarter of Fiscal 1998. The decrease in average occupancy is primarily due to increased competition by new and expanded hotels in the Las Vegas area. Direct costs associated with hotel, food and beverage operations were $609,000 for the First Quarter of Fiscal 1999, a decrease of $98,000 or 13.9% as compared to direct costs of $707,000 for the First

Quarter of Fiscal 1998. The decrease between fiscal quarters is principally due to reductions in labor costs, marketing and housekeeping expenses. Selling, general, and administrative costs associated with the hotel, food and beverage operations were $209,000 for the First Quarter of Fiscal 1999, and increase of $33,000 or 18.8% as compared to $176,000 for the First Quarter of Fiscal 1998. The increase was principally due to legal expenses. Net loss from discontinued operations for the First Quarter of Fiscal 1999 of $225,000 varied unfavorably by $82,000 compared to the net loss from discontinued operations of $143,000 for the First Quarter of Fiscal 1998. The net loss from discontinued operations of $225,000 for the First Quarter of Fiscal 1999 was recorded against a reserve for estimated operating losses to be incurred during the phase out period of $616,000 established during the Fiscal Year ended 1998.

Liquidity and Capital Resources

                  As of April 30, 1998, working capital was $970,000. Cash used in operating activities was $1,154,000 for the First Quarter of Fiscal 1999 compared to cash used in operating activities of $311,000 for the First Quarter of Fiscal 1998. Net cash provided by investing activities was $2,217,000 for the First Quarter of Fiscal 1999 compared to cash provided by investing activities of $232,000 for the First Quarter of Fiscal 1998. The variance is principally attributed to the decrease in short-term investments. Net cash used in financing activities amounted to $727,000 for the First Quarter of Fiscal 1999 compared to cash used in financing activities of $74,000 for the First Quarter of Fiscal 1998. The variance related to the use of cash in financing activities is principally due to an increase of $456,000 related to the repayment of debt and the purchase of the Company's common stock of $197,000. During the First Quarter of Fiscal 1999, the Company paid $480,000 related to the balance of a note which was due from Pioneer Citizens Bank of Nevada, borrowed in March 1995, and loaned to LHC to acquire the initial 50% in the Hotel/Casino.

                  Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The Statements contained in this document, which are not historical facts, contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including that Leroy's takes financial risks on the outcome of sporting events as a principal betting against its patrons and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II   -     OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS                                NON APPLICABLE
Item 2.         CHANGES IN SECURITIES                            NON APPLICABLE
Item 3.         DEFAULTS UPON SENIOR SECURITIES                  NON APPLICABLE
Item 4.         SUBMISSION OF MATTERS TO A VOTE
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

       (b) The following report on form 8-K was filed during the quarter ended April 30, 1998:

            NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                   AMERICAN WAGERING, INC.

                                                        (Registrant)





Date: June 15, 1998                                By: /s/ Robert D. Ciunci
                                                   -----------------------------
                                                   Robert D. Ciunci
                                                   Executive Vice President and
                                                   Chief Financial Officer