Form 10QSB
period 1998-07-31
AMERICAN WAGERING INC
filed 1998-09-14
CIK 1005214

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998
                               --------------

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


Yes __X__   No ____


         The number of shares of Common Stock outstanding as of September 2, 1998 was 7,779,733.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            AMERICAN WAGERING, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                      July 31,                  January
                                                                                        1998                      1998
                                                                                  --------------            ---------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                                          $    1,323,834            $    2,092,894
    Short-term investments                                                             1,121,435                 5,409,723
    Accounts receivable, net of allowance for doubtful accounts
     of $54,511 and $69,736                                                              183,513                   333,660
    Inventories, net of obsolescence reserve of $188,225 and $188,225                    520,527                   557,439
    Prepaid expenses and other current assets                                            580,721                   451,347
                                                                                  --------------            --------------
TOTAL CURRENT ASSETS                                                                   3,730,030                 8,845,063

PROPERTY AND EQUIPMENT, net                                                            3,761,936                 3,885,390

INTANGIBLE ASSETS, net                                                                   939,486                   628,184

DEPOSITS AND OTHER ASSETS                                                                771,798                   280,157

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                        1,116,418                 1,153,146
                                                                                   -------------             -------------
TOTAL ASSETS                                                                       $  10,319,668             $  14,791,940
                                                                                   =============             =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                              $      55,640             $     549,254
    Accounts payable                                                                     720,523                 1,476,892
    Accrued expenses                                                                     623,883                   860,710
    Unpaid winning tickets                                                               367,649                 1,441,041
    Shareholder notes payable                                                          1,892,424                 1,486,912
    Other current liabilities                                                            957,463                   583,090
    Net current liabilities of discontinued operations                                   763,913                 1,158,649
                                                                                   -------------             -------------
TOTAL CURRENT LIABILITIES                                                              5,381,495                 7,556,548

LONG-TERM DEBT:
    Shareholder notes payable                                                                ---                   946,212
    Long-term debt, less current portion                                               1,908,799                 1,942,239
                                                                                   -------------             -------------
TOTAL LONG-TERM DEBT                                                                   1,908,799                 2,888,451

                         COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock -- $.01 par value; authorized 25,000,000 shares;
      issued and outstanding: none                                                           ---                       ---
    Common stock -- $.01 par value; authorized  25,000,000 shares;
      issued and outstanding: 7,840,833 and 7,840,833                                     78,408                    78,408
    Additional paid-in capital                                                        14,047,296                14,047,296
    Accumulated deficit                                                              (10,800,620)               (9,778,763)
    Less: treasury stock at cost, 54,900 shares                                         (295,710)                      ---
                                                                                   -------------             -------------
TOTAL STOCKHOLDERS' EQUITY                                                             3,029,374                 4,346,941
                                                                                   -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  10,319,668             $  14,791,940
                                                                                   =============             =============


Note: The consolidated balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997


                                                                                     1998                       1997
                                                                                     ----                       ----


REVENUES                                                                          $1,633,413                $1,983,033

OPERATING COSTS AND EXPENSES:
         Direct costs                                                              1,269,424                 1,666,957
         Research and development                                                    139,388                   164,810
         Selling, general and administrative                                       1,136,254                   540,869
         Depreciation and amortization                                               167,261                   136,543
                                                                                  ----------                 ---------

TOTAL OPERATING COSTS AND EXPENSES                                                 2,712,327                 2,509,179
                                                                                  ----------                 ---------

OPERATING LOSS                                                                    (1,078,914)                 (526,146)

OTHER INCOME (EXPENSE):
         Interest income                                                              34,692                   106,831
         Other income                                                                 78,593                    43,988
         Equity in earnings (loss) from investment in joint venture                  (86,866)                      ---
         Interest expense                                                            (82,139)                 (108,938)
                                                                                  ----------                 ---------

TOTAL OTHER INCOME (EXPENSE)                                                         (55,720)                   41,881
                                                                                  ----------                 ---------

LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                 (1,134,634)                 (484,265)

PROVISION (BENEFIT) FOR INCOME TAXES                                                     ---                       ---
                                                                                  ----------                  ---------

LOSS FROM CONTINUING OPERATIONS                                                   (1,134,634)                 (484,265)

LOSS FROM DISCONTINUED OPERATIONS                                                        ---                  (223,970)
                                                                                  ----------                  ---------

NET LOSS                                                                         $(1,134,634)               $ (708,235)
                                                                                 ===========                 ==========

LOSS PER SHARE OF COMMON STOCK

    Loss from continuing operations
      Basic                                                                       $    (0.15)               $    (0.06)
      Diluted                                                                     $    (0.15)               $    (0.06)

    Loss from discontinued operations
      Basic                                                                       $      ---                $    (0.03)
      Diluted                                                                     $      ---                $    (0.03)

    Net loss
      Basic                                                                       $    (0.15)               $    (0.09)
      Diluted                                                                     $    (0.15)               $    (0.09)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                                1998               1997
                                                                                ----               ----
REVENUES                                                                    $ 3,968,781        $ 3,686,380

OPERATING COSTS AND EXPENSES:
         Direct costs                                                         2,634,423          2,943,388
         Research and development                                               278,660            260,927
         Selling, general and administrative                                  1,627,699          1,023,533
         Depreciation and amortization                                          331,557            295,494
                                                                            -----------        -----------

TOTAL OPERATING COSTS AND EXPENSES                                            4,872,339          4,523,342
                                                                            -----------        -----------

OPERATING LOSS                                                                 (903,558)          (836,962)

OTHER INCOME (EXPENSE):
         Interest income                                                        100,093            208,017
         Other income                                                           162,052             99,686
         Equity in earnings (loss) from investment in joint venture            (197,181)                --
         Interest expense                                                      (183,264)          (212,466)
                                                                            -----------        -----------

TOTAL OTHER INCOME (EXPENSE)                                                   (118,300)            95,237
                                                                            -----------        -----------

LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                            (1,021,858)          (741,725)

PROVISION (BENEFIT) FOR INCOME TAXES                                                 --                 --
                                                                            -----------        -----------

LOSS FROM CONTINUING OPERATIONS                                              (1,021,858)          (741,725)

LOSS FROM DISCONTINUED OPERATIONS                                                    --           (383,390)
                                                                            -----------        -----------

NET LOSS                                                                    $(1,021,858)       $(1,125,115)
                                                                            ===========        ===========

LOSS PER SHARE OF COMMON STOCK

    Loss from continuing operations
      Basic                                                                 $     (0.13)       $     (0.09)
      Diluted                                                               $     (0.13)       $     (0.09)

    Loss from discontinued operations
      Basic                                                                 $        --        $     (0.05)
      Diluted                                                               $        --        $     (0.05)

    Net loss
      Basic                                                                 $     (0.13)       $     (0.14)
      Diluted                                                               $     (0.13)       $     (0.14)


The accompanying notes are an integral part of these consolidated financial statements

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                                     1998                       1997
                                                                                ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (1,021,858)              $ (1,125,115)
                                                                                ------------               ------------
     Adjustments to reconcile net loss to cash
          used in operating activities:
     Depreciation and amortization                                                   424,598                    456,066
     Equity in (earnings) loss from investment in joint venture                      197,181                        ---
     Discontinued operations                                                        (424,459)                    33,594
     Provision (benefit) for doubtful accounts                                      (256,460)                   (24,500)
     Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts Receivable                                                       432,041                   (157,801)
           Inventory                                                                  42,054                    (84,685)
           Prepaid expenses and other current assets                                (100,211)                   (50,077)
     Increase (decrease) in liabilities:
           Accounts payable                                                         (920,683)                   489,339
           Accrued expenses                                                         (294,588)                   (88,538)
           Unpaid winning tickets                                                 (1,073,391)                  (311,096)
           Other current liabilities                                                 372,347                    307,326
                                                                                ------------               ------------
     Total adjustments                                                            (1,601,571)                   569,628
                                                                                ------------               ------------
         Net cash used in operating activities                                    (2,623,429)                  (555,487)
                                                                                ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (159,876)                  (750,808)
     Purchase of assets of affiliate                                                (524,404)                       ---
     Expenditures capitalized as intangible assets                                       ---                    (42,439)
     Increase in investment in joint venture                                        (195,117)                  (427,359)
     Proceeds from joint venture partner                                                 ---                    500,000
     (Increase) decrease in short-term investments                                 4,288,289                   (167,386)
     Deposits and other assets                                                      (163,112)                    69,773
                                                                                ------------               ------------
         Net cash provided by (used in) investing activities                       3,245,780                   (818,219)
                                                                                ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                               (1,095,701)                  (167,962)
       Purchase of treasury stock                                                   (295,710)                       ---
                                                                                ------------               ------------
         Net cash used in financing activities                                    (1,391,411)                  (167,962)
                                                                                ------------               ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       $   (769,060)              $ (1,541,668)
                                                                                ============               ============

CASH AND CASH EQUIVALENTS, beginning of period                                  $  2,092,894               $  3,276,642
                                                                                ============               ============

CASH AND CASH EQUIVALENTS, end of period                                        $  1,323,834               $  1,734,974
                                                                                ============               ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                                                   $    308,439               $    341,325
                                                                                ============               ============
       Cash paid for income taxes                                               $        ---               $    136,000
                                                                                ============               ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997


1.    Summary of Business and Significant Accounting Policies

      The accompanying unaudited consolidated financial statements do not include all information and disclosures requird under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of the Company for the periods presented required under generally accepted accounting principles. The financial statements as of and for the years ended January 31, 1998 and 1997 and the notes thereto included in the Comapany's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

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

      LHSP was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sports book located on the premises of LHC in Las Vegas, Nevada. In addition, LHSP operates sports books throughout the state of Nevada in licensed gaming establishments not owned by LHSP. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. As of July 31, 1998 and 1997 the Company had 47 and 41 locations, respectively.

      LHC owns and operates a 150 room Howard Johnson's hotel (the "Hotel") and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant located in Las Vegas, Nevada. Additionally, LHSP operates a 5,600 square foot casino containing approximately 69 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

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


      CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is also 50% partner in a joint venture that owns and operates Mega$ports, Inc. ("Mega$ports") which offers a pari-mutuel sports wagering system. The Mega$ports joint venture began full operations in July 1997. CBS recorded an equity in loss in joint venture of $197,000 for the six months ended July 31, 1998.

      On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three and six months ended July 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations. (See Note 2)

      On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an Asset Purchase Agreement between the Company and ACS. In consideration the Company paid $500,000 in cash to ACS and agreed to pay the remaining purchase price of $250,000 in the Company's common stock upon satisfaction of certain conditions. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") acquired the Nevada Sports wagering software and Hotel systems software, repectively from ACS. The Company owns 80% of AWISSI and 51% of AWIHSI. The sole shareholder of ACS will own the remaining 20% of AWISSI and 49% of AWIHSI. Pursuant to a Settlement Agreement between the Company and ACS, the litigation between the parties has been settled. AWISSI and AWIHSI will assume certain contractual obligations of ACS, including all customer contracts.

      Significant Accounting Policies

      Short-Term Investments

      Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

      Inventories

      Inventories are stated at the lower of cost (based on the first in, first-out method) or market.

      Depreciation and Amortization

      Property and equipment are depreciated by use of both the straight line and accelerated methods over their estimated useful lives.

      Intangible Assets

      Intangible assets include software and rights for manufacturing and distribution which are being amortized over 7 years and the excess of the cost over the fair market value of net assets of acquired companies which are being amortized over the periods expected to be benefited or approximately 25 years. Accumulated amortization was $255,058 and $195,050 at July 31, 1998 and January 31, 1998, respectively.

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

      Period Results Not Indicative of the Full Year

      The results of operations for the six months ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

      Earnings Per Share

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share" ("SFAS No. 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options, except that in the event of losses from continuing operations, no effect is given to potentially issuable securities as effects of this issuance would be anti-dilutive.

      The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                            Three Months Ended         Six Months Ended
                                                  July 31,                July 31,
                                              1998       1997           1998       1997
                                              ----       ----           ----       ----
Weighted-average common shares
outstanding (used in the computation of
basic earnings per share                    7,792,330  7,837,500     7,812,547   7,837,500
                                            =========  =========     =========   =========


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

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

      Reclassifications

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the Company's net loss.

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

      Due to the Company's loss there was no provision for income taxes recorded. On January 31, 1998 the Company had $2,029,132 of operation loss carryforwards available to reduce future taxable income which will expire in 2013.


2.    Discontinued Operations

      On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three and six months ended July 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

      The estimated loss on the disposal of this segment is $862,000 consisting of an estimated loss on disposal of the business of $246,000 and a provision of $616,000 for anticipated operating losses during the phase out period.

      These operations had operating revenues of $795,000 and $832,000 for the three months ended July 31, 1998 and 1997, respectively, with operating losses for the same periods of $41,000 and $113,000 respectively. Identifiable assets of the hotel, food and beverage operations were $3.7 million as of July 31, 1998 and January 31, 1998. These operations had operating revenues of $1,570,000 and $1,745,000 for the six months ended July 31, 1998 and 1997, respectively, with operating losses for the same periods of $131,000 and $157,000 respectively. The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:



                                                      July 31,       January 31,
                                                        1998            1998
                                                        ----            ----
     Current assets                                 $   194,285     $   162,878
     Accounts payable, accrued expenses and other      (958,198)     (1,321,527)
                                                    -----------     -----------
     Net current liabilities                        $  (763,913)    $(1,158,649)
                                                    ===========     ===========
     Property, plant and equipment, net             $ 3,473,459     $ 3,546,725
     Other non-current assets                               ---             ---
     Non-current liabilities                         (2,357,041)     (2,393,579)
                                                    -----------     -----------
     Net long-term assets                           $ 1,116,418     $ 1,153,146
                                                    ===========     ===========

     The condensed statements of operations relating to the discontinued operations are presented below:


                                                Three Months Ended          Six Months Ended
                                                      July 31,                   July 31,
                                                1998        1997           1998          1997
                                                ----        ----           ----          ----
      Revenues                                 795,406  $   832,324     $1,570,261    $1,744,856
      Costs and Expenses                       961,330    1,056,294      1,961,354     2,128,246
                                             ---------  -----------     ----------    ----------
      Loss before income taxes                (165,924)    (223,970)      (391,093)     (383,390)
      Provision (benefit) for income taxes         ---          ---            ---           ---
                                             ---------   ----------     ----------    ----------
      Net loss                               $(165,924)  $ (223,970)    $ (391,093)   $ (383,390)
                                             =========   ==========     ==========    ==========

      In conjunction with the proposed sale of the hotel facility, the Company intends to negotiate a leaseback of, and continue to operate, the casino, which will serve as the Company's principal gaming location.


3.    Capital Stock

      The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at July 31, 1998, 54,900 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any will depend on various factors, including market conditions, available alternative investments and the Company's financial position.


4.    Business Segments

      The Company's primary operations are reported in the following three segments: Horse and Sports Wagering, Casino and Computerized Bookmaking Systems, AWI Sports Systems and AWI Hotel Systems ("Systems"). The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See
      Note 2).

      The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sports books in the state of Nevada. As at July 31, 1998, in addition to its main location, the Company operated 46 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. The Horse and Sports wagering segment leases the square footage necessary to conduct its operations at these non-company owned establishments.

      The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 69 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

      The Systems segment includes Computerized Bookmaking Systems, AWI Sports Systems and AWI Hotel Systems which designs, installs and maintains race and sports book equipment, software and computer systems to the sports betting and hotel industries. Computerized Bookmaking Systems is a 50% partner in the joint venture, Mega$ports. Mega$ports offers a pari-mutuel sports wagering system.


      The following summarizes the segment information for the Company:


                        Three
                        Months    Horse and
                         Ended     Sports
                       July 31,   Wagering    Wagering     Systems     Corporate        Total
                       --------  ----------   --------   ----------    ---------      ----------
 Revenues                1998    $  810,728   $153,573   $  669,111  $      ---       $1,633,413
                         1997       862,051    136,866      984,116         ---        1,983,033

Operating                1998      (199,312)    26,553     (346,619)   (559,641)      (1,078,914)
Income (Loss)*           1997      (363,039)     3,977      184,237    (351,321)        (526,146)

Capital                  1998        89,961        ---        4,518      13,989          108,468
Expenditures             1997       378,607        ---       21,669      31,893          432,169

Depreciation and         1998        77,436      5,624       71,604      12,597          167,261
Amortization             1997        56,429      4,001       71,726       4,387          136,543

Identifiable             1998     2,245,015    310,379    5,153,821   1,494,035        9,203,250

Assets       January 31, 1998     2,974,576    336,910    4,564,546   5,762,762       13,638,794

                     Six Months    Horse and
                        Ended       Sports
                       July 31,    Wagering      Casino     Systems     Corporate       Total
                     ----------  -----------    --------  ----------   ----------   -----------
Revenues                 1998    $2,124,819     $300,636  $1,543,326   $      ---   $ 3,968,781
                         1997     1,823,285      289,955   1,573,140          ---     3,686,380

Operating                1998        58,227      49,838    (109,298)    (902,325)     (903,558)
Income (Loss)*           1997      (449,674)      36,300     208,435     (632,023)     (836,962)

Capital                  1998        96,028          ---      13,452       30,623       140,103
Expenditures             1997       489,097          ---      38,310       38,516       565,923

Depreciation and         1998       152,128       11,249     143,893       24,288       331,557
Amortization             1997        96,537        8,003     182,598        8,357       295,495

Identifiable             1998     2,245,015      310,379   5,153,821    1,494,035     9,203,250
Assets      January  31, 1998     2,974,576      336,910   4,564,546    5,762,762    13,638,794

* Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations, is as follows:

Revenues were $795,000 and $832,000 for the three months ended July 31, 1998 and 1997, respectively. Operating losses were $41,000 and $113,000, for the three months ended 1998 and 1997, respectively. Capital Expenditures were $1,000 and $139,000 for the three months ended July 31, 1998 and 1997, respectively. Depreciation and Amortization was $56,000 and $75,000 for the three months ended July 31, 1998 and 1997, respectively. Identifiable assets were $3,668,000 and $3,710,000 as at July 31, 1998 and January 31, 1998,
respectively. Revenues were $1,570,000 and $1,745,000 for the six months ended July 31, 1998 and 1997, respectively. Operating losses were $131,000 and $157,000, for the six months ended July 31, 1998 and 1997, respectively. Capital Expenditures were $20,000 and $185,000 for the six months ended July 31, 1998 and 1997, respectively. Depreciation and Amortization was $93,000 and $161,000 for the six months ended July 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal Quarter ended July 31,1998 compared to the Fiscal Quarter ended July 31,1997

Revenues for the Fiscal Quarter ended July 31,1998 ("Second Quarter of Fiscal 1999"), were $1,633,000 a decrease of $350,000 or 17.7% from revenues of $1,983,000 for the Fiscal Quarter ended July 31,1997 ("Second Quarter of Fiscal 1998"). The decrease in revenues was primarily attributed to the decline in CBS equipment sales.

Revenues from CBS operations were approximately $669,000 for the Second Quarter of Fiscal 1999, a decrease of $315,000 or 32.0% from revenues of $984,000 for the Second Quarter of Fiscal 1998. The decrease in equipment sales between fiscal quarters was partly offset by increased ticket paper sales. Revenues from horse and sports wagering were approximately $811,000 for the Second Quarter of Fiscal 1999, a decrease of $51,000 or 5.9% from revenues of $862,000 for the Second Quarter of Fiscal 1998. The decrease in horse and sports wagering revenues was principally due to unfavorable variances of sportsbook locations operating in both periods ("same store") offset by the net increase of six additional sports book locations between quarters. Revenues of $784,000 for the Second Quarter of Fiscal 1999 at same store locations decreased $47,000 or 5.7% from revenues of $831,000 for the Second Quarter of Fiscal 1998. Unfavorable variances from baseball and boxing at all locations combined was $300,000 offset by favorable variances from all other wagering of $249,000. Handle (the total amount wagered at the Company's sports and race books) for the Second Quarter of Fiscal 1999 was $20,707,000, an increase of $2,314,000 or 12.6% from the handle of $18,393,000 for the Second Quarter of Fiscal 1998. The increase in handle was principally due to a higher volume of wagering at same store locations and a net increase of six more sportsbook locations operating during the Second Quarter of Fiscal 1999 than were operating during Second Quarter of Fiscal 1998. Handle of $17,993,000 for the Second Quarter of Fiscal 1999 at same store locations increased $1,184,000 or 7.0% over the handle of $16,809,000 for the Second Quarter of Fiscal 1998. Handle of $2,714,000 for the Second Quarter of Fiscal 1999 at the locations that were not operating in both periods increased $1,130,000 or 71.3% from the handle of $1,584,000 for the Second Quarter of Fiscal 1997. The Company believes the increase in handle is additionally attributed to an increase in baseball wagering between fiscal quarters. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 3.9% for the Second Quarter of Fiscal 1999 a decrease of 17.0% compared to a net win percentage for all race and sports wagering of 4.7% for the Second Quarter of Fiscal 1998. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between the fiscal quarters was attributed to unfavorable results in baseball and boxing offset by favorable results in all other sports. Revenues from Casino operations of $154,000 for the Second Quarter of Fiscal 1999 increased $17,000 or 12.4% as compared to revenues of $137,000 for the Second

Quarter of Fiscal 1998. The increase in revenues for the casino operation between fiscal quarters was due to marketing efforts to increase play by local customers.

Direct costs were $1,269,000 for the Second Quarter of Fiscal 1999, a decrease of $398,000 or 23.9% from direct costs of $1,667,000 for the Second Quarter of Fiscal 1998. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. Direct costs associated with horse and sports wagering were $908,000 for the Second Quarter of Fiscal 1999, a decrease of $203,000 or 18.3% as compared to direct costs of $1,111,000 for the Second Quarter of Fiscal 1998. The decrease in direct costs associated with horse and sports wagering was primarily due to lower advertising, gaming taxes and other expenses associated with the sports book operations. Offsetting the transition costs associated with the new operating system installed in 1998 are operating costs associated with a net increase of six sportsbooks between fiscal quarters. Direct costs of CBS were $237,000 for the Second quarter of fiscal 1999 a decrease of $190,000 or 44.5% as compared to direct costs of $427,000 for the Second Quarter of Fiscal 1998. The decrease is principally attributed to reduced equipment costs associated with lower equipment sales. Direct costs associated with Casino operations were $121,000 for the Second Quarter of Fiscal 1999 a decrease of $7,000 or 5.7% as compared to direct costs of $128,000 for the Second Quarter of Fiscal 1998. Direct costs as a percentage of revenues was 77.7% for the Second Quarter of Fiscal 1999 a decrease of 7.6% as compared to direct costs as a percentage of revenues of 84.1% for the Second Quarter of Fiscal 1998. This decrease is principally due to lower advertising and gaming taxes of the sports wagering segment.

Research and Development expenses were $139,000 for the Second Quarter of Fiscal 1999, a decrease of $26,000 or 15.8%, as compared to research and development expenses of $165,000 for the Second Quarter of Fiscal 1999. These expenses relate exclusively to CBS and are attributed to software and hardware development for new products.

Selling, general and administrative expenses were $1,136,000 for the Second Quarter of Fiscal 1999, an increase of $595,000 or 110.0% from selling, general and administrative expenses of $541,000 for the Second Quarter of Fiscal 1998. The increase in selling, general and administrative expenses was principally due to unfavorable variances at CBS. CBS administrative expenses were $567,000 for the Second Quarter of Fiscal 1999, an increase of $431,000 or 316.9% compared to $136,000 for the Second Quarter of Fiscal 1997. The unfavorable variance was principally due to reserves associated with the Mega$ports joint venture and legal costs associated with litigation, licensing and acquisitions. Selling, general and administrative costs associated with the horse and sports wagering were $24,000 for the Second Quarter of Fiscal 1999, a decrease of $33,000 or 57.9%, from selling, general and administrative costs of $57,000 for the Second Quarter of Fiscal 1998. The decrease between fiscal quarters is primarily attributed to lower legal, repairs, supplies and labor costs. Selling, general and administrative expenses at the Corporate level were $545,000 for the Second Quarter of Fiscal 1999, an increase of $198,000 or 57.1% as compared to selling, general and administrative expenses of $347,000 for the Second Quarter of Fiscal 1998. The unfavorable variance between the fiscal quarters was principally due to increased labor costs due to increases in staff and costs associated with the terminated acquisition of Imagineering Systems, Inc. Selling, general and administrative expenses were 69.6% of revenues for the Second Quarter of Fiscal 1999 an increase of 155.9% compared to 27.2% for the Second Quarter of Fiscal 1998. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased expenses at CBS.

Depreciation and amortization was $167,000 for the Second Quarter of Fiscal 1999, an increase of $30,000 or 21.9% from depreciation and amortization of $137,000 for the Second Quarter of Fiscal 1998. The increase in depreciation expense is principally due to capital expenditures associated with the horse and sports operations.

Other expense of $56,000 for Second Quarter of Fiscal 1999, varied unfavorably by $98,000, or 233.3%, from other income of $42,000 in the Second Quarter of Fiscal 1998. The unfavorable variance between other expense and other income was principally due to equity in loss from the Mega$ports joint venture.

Net loss from continuing operations for the Second Quarter of Fiscal 1999 of $1,135,000 varied unfavorably by $651,000 compared to the net loss from continuing operations of $484,000 for Second Quarter of Fiscal 1998. Net loss from horse and sports wagering operations of $241,000 for the Second Quarter of Fiscal 1999 varied favorably by approximately $169,000 as compared to the net loss of $410,000 for the Second Quarter of Fiscal 1998. The favorable variance was principally due to lower operating costs and expenses of $215,000. The net income from the Casino operations of $26,000 for the Second Quarter of Fiscal 1998 varied favorably by $22,000 as compared to the net income of $4,000 for the Second Quarter of Fiscal 1998. The net loss from CBS operations for the Second Quarter of Fiscal 1998 was approximately $469,000 compared to net income of $148,000 for the Second Quarter of Fiscal 1998. The net loss from the Corporate Entities of $529,000 for the Second Quarter of Fiscal 1999 varied unfavorably by $274,000 as compared to net loss of $255,000 for the Second Quarter of Fiscal 1998.

Discontinued Operations

On April 27, 1998, the Company determined to concentrate its business efforts on its core competency; sports wagering and is seeking a qualified buyer from the Hotel, food and beverage operations ("discontinued operations"). In the Company's consolidated financial statement for and as of the Second Quarter of Fiscal 1999 and 1998, the results of the Hotel, food and beverage operation has been accounted for as discontinued operations.

Revenues from discontinued operations were $795,000 for the Second Quarter of Fiscal 1999, an decrease of $37,000 or 4.4%, as compared to revenues of $832,000 for the Second Quarter of Fiscal 1998.

Direct costs associated with discontinued operations were $628,000 for the Second Quarter of Fiscal 1999, a decrease of $44,000 or 6.5%, as compared to direct costs of $672,000 for the Second Quarter of Fiscal 1998. The decrease in direct costs is primarily due to reduction in advertising and housekeeping expenses.

Selling, general, and administration expenses associated with discontinued operations were $171,000 for the Second Quarter of Fiscal 1999, a decrease of $15,000 or 8.1%, as compared to selling, general and administration expenses of $186,000 for the Second Quarter of Fiscal 1998.

The net loss from discontinued operations of $166,000 for the Second Quarter of Fiscal 1999 varied favorably from the net loss of $224,000 for the Second Quarter of Fiscal 1998. The net loss from discontinued operations for the Second Quarter of Fiscal 1999 was charged against a reserve of $616,000 established in fiscal year 1998.

Six Months Ended July 31, 1998 Compared to the Six Months Ended July 31, 1997.

Revenues for the six months ended July 31,1998 were $3,969,000, an increase of $283,000 or 7.7% from revenues of $3,686,000 for the six months ended July 31,1997. The increase in revenues was primarily attributed to the horse and sports operation.

Revenues from horse and sports wagering was approximately $2,125,000 for the six months ended July 31, 1998, an increase of $302,000 or 16.6%, from revenues of $1,823,000 for the six months ended July 31, 1997. The increase in horse and sports wagering revenues was principally due to favorable variances at same store locations. Revenues of $2,021,000 for the six months ended July 31, 1998 at same store locations increased $295,000 or 17.1% from revenues of $1,726,000 for the six months ended July 31, 1997. Handle (the total amount wagered at the Company's sports and race books) for the six months ended July 31, 1998 was $40,879,000 an increase of $5,031,000 or 14.0% from the handle of $35,848,000 for the six months ended July 31, 1997. The increase in handle is principally due to the favorable performance of same store locations. Handle of $36,181,000 for six months ended July 31, 1998 at same store locations increased $2,806,000 or 8.4% over the handle of $33,375,000 for the six months ended July 31, 1997. The remaining increase in handle was principally due to a net increase of six sportsbook locations in addition to an increase in baseball and basketball wagering between fiscal years. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 5.2% for the six months ended July 31, 1998 an increase of 2.0% compared to a net win percentage for all race and sports wagering of 5.1% for the six months ended July 31, 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The increase in the net win percentage between fiscal years was primarily attributed to favorable results in basketball offset by unfavorable results in baseball and boxing. Revenues from the CBS operations were approximately $1,543,000 for the six months ended July 31, 1998, a decrease of $30,000 or 1.9% as compared to revenues of $1,573,000 for the six months ended July 31, 1997. Revenues from the Casino operation were approximately $301,000 for the six months ended July 31, 1998 an increase of $11,000 or 3.8% as compared to revenues of $290,000 for the six months ended July 31, 1997 principally due to increased play by local customers.

Direct costs were $2,634,000 for six months ended July 31, 1998, a decrease of $309,000 or 10.5% from direct costs of $2,943,000 for the six months ended July 31, 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. The decrease in direct costs was principally due to lower operation costs of the horse and sports operation and the CBS operation. Direct costs associated with horse and sports wagering were $1,864,000 a decrease of $217,000 or 10.4% as compared to direct costs of $2,081,000 for the six months ended July 31, 1997. The decrease in direct costs associated with horse and sports wagering was primarily due to lower advertising expenditures partly offset by increased gaming supplies and costs associated with pari-mutuel race wagering. Direct costs associated with the CBS operations were $526,000 for the six months ended July 31, 1998 a decrease of $93,000 or 15.0% as compared to direct costs of $619,000 for the six months ended July 31, 1997. The decrease in direct costs was primarily due to decreased costs associated with lower sales of race and sports book equipment. Direct costs associated with the

Casino operations were $240,000 for the six months ended July 31, 1998 a decrease of $3,000 or 1.2% as compared to direct costs of $243,000 for the six months ended July 31, 1997. Direct costs as a percentage of revenues was 66.4% for the six months ended July 31, 1998 a decrease of 16.8% as compared to direct costs as a percentage of revenues of 79.8% for the six months ended July 31, 1997. The decrease in direct costs as a percentage of revenues between fiscal years is principally attributed to the horse and sports operations.

Research and Development expenses were $278,000 for the six months ended July 31, 1998. An increase of $18,000 or 6.9% for research and development expenses of $260,000 for the six months ended July 31, 1997. These expenses relate exclusively to CBS and are attributed to software and hardware development for new products.

Selling, general and administrative expenses were $1,628,000 for the six months ended July 31, 1998, an increase of $604,000 or 59.0% from selling, general and administrative expenses of $1,024,000 for the six months ended July 31, 1997. The increase in selling, general and administrative expenses was principally due to unfavorable variances at the corporate levels and CBS. Corporate level selling, general and administrative expenses were $874,000 for the six months ended July 31, 1998, an increase of $250,000 or 40.1%, compared to $624,000 for the six months ended July 31, 1997. The unfavorable variance was principally due to labor costs, related to additional personnel, costs associated with the terminated acquisition of Imagineering Systems, Inc. and other professional services. Selling, general and administrative expenses from the CBS operation were $704,000 for the six months ended July 31, 1998 an increase of $402,000 or 133.1% as compared to selling, general and administrative expenses of $302,000 for the six months ended July 31, 1997. The increase in selling, general and administrative expenses is attributed to increased legal expenses associated with CBS litigation and reserves associated with the investment in the Mega$ports joint venture. Selling, general and administrative expenses from horse and sports wagering was $50,000 for the six months ended July 31, 1998, a decrease of $45,000 or 47.4%, as compared to selling, general and administrative expenses of $95,000 for the six months ended July 31, 1997. The favorable variance is principally attributed reduced legal expenses. Selling, general and administrative expenses were 41.0% of revenues for the six months ended July 31, 1998, an increase of 47.5%, as compared to 27.8% for the six months ended July 31, 1997. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased expenses and reserves at the Corporate levels and CBS, respectively.

Depreciation and amortization was $332,000 for the six months ended July 31, 1998, an increase of $37,000 or 12.5% from depreciation and amortization of $295,000 for the six months ended July 31, 1997. An increase in depreciation expense of $57,000 was due to capital equipment associated with new capital equipment purchases principally at the horse and sports operation. Partly offsetting this increase was a decrease of $26,000 in amortization expense at the CBS level.

Other expense of $118,000 for the six months ended July 31, 1998, varied unfavorably by $213,000, or 224.2%, compared to other income of $95,000 for the six months ended July 31, 1997. The unfavorable variance was principally due to equity in loss from the Mega$ports Joint Venture of $197,000 and a decrease in interest income of $108,000. Partly offsetting these unfavorable items was an increase in other income of $62,000 and lower interest expenses of $29,000.

The net loss from continuing operations for the six months ended July 31, 1998 of $1,022,000 varied unfavorably by $280,000 or 37.7% compared to the net loss from continuing operations of $742,000 for six months ended July 31, 1998. Net loss from horse and sports wagering operations of $37,000 for the six months ended July 31, 1998 varied favorably by $491,000 or 93.0% as compared to the net loss of $528,000 for the six months ended July 31, 1997. The favorable variance was principally due to increased revenues of $301,000 and decreased operating costs of $206,000. The net loss from the CBS operations for the six months ended July 31, 1998 of $379,000 varied unfavorably by $518,000 or 372.7% as compared to the net earnings of $139,000 for the six months ended July 31, 1997. The net income from the Casino operations for the six months ended July 31, 1998 of $50,000 varied favorably by $14,000 or 38.9% as compared to the net earning of $36,000 for the six months ended July 31, 1997. The net loss from the Corporate Entities of $808,000 for the six months ended July 31, 1998 varied unfavorably by $354,000 or 78.0% as compared to net loss of $454,000 for the six months ended July 31, 1997.

Discontinued Operations

On April 27, 1998, the Company determined to concentrate its business efforts on its core competency; sports wagering and is seeking a qualified buyer from the Hotel, food and beverage operations ("discontinued operations"). In the Company's consolidated financial statement for and as of the six months ended July 31, 1998 and 1997, the results of the Hotel, food and beverage operation has been accounted for as discontinued operations.

Revenues from discontinued operations were $1,570,000 for the six months ended July 31, 1998, a decrease of $175,000 or 10.0%, as compared to revenues of $1,745,000 for the six months ended July 31, 1997. The decrease is principally due to a decline in room revenues. The hotel's average occupancy rate was 76% for the six months ended July 31, 1998, a decrease of 2.6% from the average occupancy rate of 78% for the six months ended July 31, 1997. The hotel's average daily room rate was approximately $40 for the six months ended July 31, 1998, a decrease of 14.9% from the average daily room rate of $47 for the six months ended July 31, 1997. These unfavorable variances are principally due to increased competition of new hotels opening in the Las Vegas area.

Direct costs associated with discontinued operations were $1,227,000 for the six months ended July 31, 1998, a decrease of $152,000 or 11.0%, as compared to direct costs of $1,379,000 from the six months ended July 31, 1997. The decrease in direct costs is principally due to lower housekeeping, labor and advertising costs.

Selling, general and administration expenses were $381,000, an increase of $19,000 or 5.2%, as compared to selling, general and administration expenses of $362,000 for the six months ended July 31, 1997. The increase in selling, general and administration expenses was primarily due to higher legal expenses.

The net loss from discontinued operations of $391,000 for the six months ended July 31, 1998, was unfavorable by $8,000 as compared to a net loss of $383,000 for the six months ended July 31, 1997. The net loss from discontinued operations for the six months ended July 31, 1998 was charged against a reserve of $616,000 established in fiscal year 1998.

Liquidity and Capital Resources

As of July 31, 1998, working capital was a negative $1,651,000 reflecting the current maturation of shareholder notes payable and a decrease of short-term investments.

Cash used in operating activities was $2,623,000. Net cash provided by investing activities amounted to $3,246,000 and is principally attributed to a decrease in short-term investments. Net cash used in financing activities amounted to $1,391,000, representing repayments of long-term debt of $1,095,000 and the purchase of the Company's common stock of $296,000. During the six months ended July 31, 1998, the Company repaid $541,000 in shareholder notes and paid the balance of a note due to Pioneer Citizens Bank of Nevada of $480,000 which was borrowed in March 1995 and loaned to LHC to acquire the initial 50% of the Hotel/Casino.

Management believes that the Company will be able to satisfy its cash requirements for at least the next twelve months without having to raise additional funds.

Year 2000 Compliance

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company, if necessary, expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

Item 1.       LEGAL PROCEEDINGS
      The information in paragraph eleven of Note 1 to Item I of Part I of this report is herein incorporated by reference.
Item 2.       CHANGES IN SECURITIES
      The information in paragraph eleven of Note 1 to Item I of Part I of this report is herein incorparated by reference.
      The Company believes that the common stock described in Note 1 to Item I of Part I was exempt from registration under Section 4(2) of the Securities Act of 1933 because the subject securities were sold to a single person of whom was believed to have been a sophisticated investor and was purchasing for investment without a view to further distribution.
Item 3.       DEFAULTS UPON SENIOR SECURITIES               NON APPLICABLE
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors and ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending January 31, 1999.

At the Meeting, the Stockholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

        Name                            Votes For       Votes Against           Abstentions
        ----                            ---------       -------------           -----------
        Victor J. Salerno               5,365,490            500                     0
        Robert D. Ciunci                5,365,490            500                     0
        Michael Merillat                5,365,490            500                     0
        Robert R. Barengo               5,365,490            500                     0
        Philip P. Hannifin              5,365,490            500                     0

At the Meeting, the Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending January 31, 1999, and the outcome of the voting was: 5,361,290 For and 4,700 Abstained.


Item 5.    OTHER INFORMATION                              NON APPLICABLE

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits  -  Financial Data Schedule
        Number           Description                 Method of Filing
       -------           -----------                 ----------------
          27             Financial Data Schedule     Filed Herewith
          (b) The following report on form 8-K was filed during the quarter ended July 31, 1998:

           NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                        AMERICAN WAGERING, INC.

                                                                (Registrant)



Date: September 14, 1998              By:   /s/ Robert D. Ciunci
                                      -----------------------------------------
                                      Robert D. Ciunci
                                      Executive Vice President and
                                      Chief Financial Officer