Form 10QSB
period 1998-10-31
AMERICAN WAGERING INC
filed 1998-12-08
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(x)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number: 000-20685
                       -----------------------------------

                             American Wagering, Inc.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                           88-0344658
 ------------------------------                          -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


                    675 Grier Drive, Las Vegas, Nevada 89119
          -------------------------------------------------------------
                     (Address of principal executive office)


                                 (702) 735-0101
            ---------------------------------------------------------
                           (Issuer's telephone number)

           ----------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last year)

         Check whether the issuer (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                 -------  -------

         The number of shares of Common Stock outstanding as of December 4, 1998 was 1,779,733.

PART I- FINANCIAL INFORMATION
ITEM1 - FINANCIAL STATEMENTS
                           AMERICAN WAGERING, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  Unaudited
      ASSETS                                                                     October 31,       January 31,
CURRENT ASSETS:                                                                      1998              1998
                                                                                     ----              ----
    Cash                                                                        $  2,060,615      $  2,092,894
    Short-term investments                                                           547,640         5,409,723
    Accounts receivable, net of allowance for doubtful accounts
     of $56,311 and $69,736                                                          358,346           333,660
    Inventories, net of obsolescence reserve of $188,225 and $188,225                488,036           557,439
    Prepaid expenses and other current assets                                        568,348           451,347
                                                                                ------------       -----------

TOTAL CURRENT ASSETS                                                               4,022,985         8,845,063

PROPERTY AND EQUIPMENT, net                                                        3,995,395         3,885,390

INTANGIBLE ASSETS, net                                                             1,285,736           628,184

DEPOSITS AND OTHER ASSETS                                                            341,100           280,157

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                    1,139,874         1,153,146
                                                                                ------------       -----------

TOTAL ASSETS                                                                    $ 10,785,090      $ 14,791,940
                                                                                ============       ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                           $     56,760      $    549,254
    Accounts payable                                                                 839,949         1,476,892
    Accrued expenses                                                                 610,678           860,710
    Unpaid winning tickets                                                         1,126,314         1,441,041
    Shareholder notes payable                                                      1,892,424         1,486,912
    Other current liabilities                                                      1,427,255           583,090
    Net current liabilities of discontinued operations                               612,884         1,158,649
                                                                                ------------       -----------
TOTAL CURRENT LIABILITIES                                                          6,566,264         7,556,548

 LONG-TERM DEBT:
    Shareholder notes payable                                                           --             946,212
    Long-term debt, less current portion                                           1,894,180         1,942,239
                                                                                ------------       -----------

TOTAL LONG-TERM DEBT                                                               1,894,180         2,888,451

MINORITY INTEREST                                                                      4,018                --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock -- $.01 par value; authorized 25,000,000 shares; issued and
      outstanding: none                                                                   --                --
Common stock -- $.01 par value; authorized 25,000,000 shares; issued and
      outstanding: 7,841,033 and 7,840,833                                            78,410            78,408
    Additional paid-in capital                                                    14,047,296        14,047,296
    Accumulated deficit                                                          (11,477,585)       (9,778,763)
      Less:  treasury stock; at cost: 61,100 shares and 0 shares                    (327,493)               --
                                                                                ------------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                         2,320,628         4,346,941
                                                                                ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 10,785,090      $ 14,791,940
                                                                                ============       ===========

            Note: The consolidated balance sheet at January 31, 1998
      has been derived from the audited financial statements at that date.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                                            1998             1997
                                                                            ----             ----
REVENUES                                                                $ 2,633,333      $ 3,286,246

OPERATING COSTS AND EXPENSES:
         Direct costs                                                     1,880,120        2,089,477
         Research and development                                           148,072          128,793
         Selling, general and administrative                                872,731          594,356
         Depreciation and amortization                                      219,523          167,329
                                                                        -----------      -----------

TOTAL OPERATING COSTS AND EXPENSES                                        3,120,446        2,979,955
                                                                        -----------      -----------

OPERATING INCOME (LOSS)                                                    (487,113)         306,291

OTHER INCOME (EXPENSE):
         Interest income                                                     12,822          106,151
         Other income                                                        77,395           37,743
         Equity in loss from investment in joint venture                   (196,638)        (639,015)
         Minority interest                                                   (4,018)            --
         Interest expense                                                   (79,413)        (202,740)
                                                                        -----------      -----------

TOTAL OTHER EXPENSE                                                        (189,852)        (697,861)
                                                                        -----------      -----------

LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                          (676,965)        (391,570)

PROVISION (BENEFIT) FOR INCOME TAXES                                             --               --
                                                                        -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                            (676,965)        (391,570)

LOSS FROM DISCONTINUED OPERATIONS                                                --         (216,933)
                                                                        -----------      -----------

NET LOSS                                                                $  (676,965)     $  (608,503)
                                                                        ===========      ===========
LOSS PER SHARE OF COMMON STOCK

    Loss from continuing operations                                     $     (0.09)     $     (0.05)

    Loss from discontinued operations                                   $        --      $     (0.03)
                                                                        -----------      -----------
    Net loss                                                            $    (0. 09)     $     (0.08)
                                                                        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997


                                                            1998                 1997
                                                            ----                 ----
REVENUES                                                 $ 6,602,114         $ 6,972,626

OPERATING COSTS AND EXPENSES:
         Direct costs                                      4,514,542           5,012,865
         Research and development                            426,732             389,720
         Selling, general and administrative               2,500,430           1,637,890
         Depreciation and amortization                       551,080             462,823
                                                         -----------         -----------

TOTAL OPERATING COSTS AND EXPENSES                         7,992,784           7,503,298
                                                         -----------         -----------

OPERATING LOSS                                            (1,390,670)           (530,672)

OTHER INCOME (EXPENSE):
         Interest income                                     119,642             314,168
         Other income                                        232,720             107,726
         Equity in loss from investment in joint venture    (393,819)           (640,900)
         Minority interest                                    (4,018)                 --
         Interest expense                                   (262,677)           (415,205)
                                                         -----------         -----------

TOTAL OTHER EXPENSE                                         (308,152)           (634,211)
                                                         -----------         -----------
LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES         (1,698,822)         (1,164,883)

PROVISION (BENEFIT) FOR INCOME TAXES                              --                  --
                                                         -----------         -----------

LOSS FROM CONTINUING OPERATIONS                           (1,698,822)         (1,164,883)

LOSS FROM DISCONTINUED OPERATIONS                                 --            (568,734)
                                                         -----------         -----------

NET LOSS                                                 $(1,698,822)        $(1,733,617)
                                                         ===========         ===========

LOSS PER SHARE OF COMMON STOCK

    Loss from continuing operations                      $     (0.22)        $     (0.15)

    Loss from discontinued operations                    $        --         $     (0.07)
                                                         -----------         -----------

    Net loss                                             $     (0.22)        $     (0.22)
                                                         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                                                         1998                 1997
                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(1,698,822)        $(1,733,617)
                                                                                      -----------         -----------
     Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization                                                        645,758             711,199
     Equity in (earnings) loss from investment in joint venture                           393,819             639,015
     Minority interest                                                                      4,018                --
     Provision (benefit) for doubtful accounts                                            330,708             (57,237)
     Changes in assets and liabilities:
     Decrease (increase) in assets:
           Accounts receivable                                                            (45,076)            205,205
           Inventory                                                                       71,808             (90,397)
           Net receivable from joint venture partner                                         --              (503,387)
           Prepaid expenses and other current assets                                     (137,185)            (28,315)
     Increase (decrease) in liabilities:
           Accounts payable                                                              (923,624)            551,431
           Accrued expenses                                                              (746,817)           (128,551)
           Unpaid winning tickets                                                        (314,726)            119,832
           Other current liabilities                                                      862,167             716,403
                                                                                      -----------         -----------

     Total adjustments                                                                   (140,852)          2,135,199
                                                                                      -----------         -----------

         Net cash provided by (used in) operating activities                           (1,557,970)            401,582

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (541,526)           (969,392)
     Purchased assets of ACS                                                             (524,404)                 --
     Expenditures capitalized as intangible assets                                        (12,650)            (42,439)
     Increase in investment in joint venture                                             (637,308)           (778,853)
     Proceeds from joint venture partner                                                       --             774,555
     (Increase) decrease in short-term investments                                      4,862,084             627,672
     Deposits and other assets                                                           (161,112)            139,857
                                                                                      -----------         -----------

         Net cash provided by (used in) investing activities                            2,985,084            (248,600)
                                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                                    (1,131,900)           (225,333)
       Net proceeds from issuance of common stock                                              --              27,496
       Cost of prior year initial public offering                                              --            (666,375)
       Purchase of treasury stock                                                        (327,493)                 --
                                                                                      -----------         -----------

         Net cash used in financing activities                                         (1,459,393)           (864,212)
                                                                                      -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             $   (32,279)        $  (711,230)
                                                                                      ===========         ===========

CASH AND CASH EQUIVALENTS, beginning of period                                        $ 2,092,894         $ 3,276,641
                                                                                      ===========         ===========

CASH AND CASH EQUIVALENTS, end of period                                              $ 2,060,615         $ 2,565,411
                                                                                      ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

        Cash paid for interest                                                        $   451,803         $   606,194
                                                                                      ===========         ===========
         Cash paid (recovered) for income taxes                                       $  (136,000)        $   136,000
                                                                                      ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

1.   Summary of Business and Significant Accounting Policies

         The accompanying unaudited consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented under generally accepted accounting principles. The financial statements as of and for the years ended January 31, 1998 and 1997 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

         In August 1995, American Wagering Inc., a Nevada corporation, (the "Company") was formed to be a holding company for Leroy's Horse and Sports Place ("LHSP") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of LHSP and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

         LHSP was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sports book located on the premises of LHC in Las Vegas, Nevada. In addition, LHSP operates sports books throughout the state of Nevada in licensed gaming establishments not owned by LHSP. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. As of October 31, 1998 and 1997 the Company had 43 and 41 locations, respectively.

         LHC owns and operates a 150 room Howard Johnson's hotel (the "Hotel") and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant located in Las Vegas, Nevada. Additionally, LHSP operates a 5,600 square foot casino containing approximately 68 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

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

         In February 1996, the stockholders of LHSP purchased a fifty-percent interest in the stock of B-P Gaming Corporation (a Nevada corporation which was contributed to the Company in connection with the Reorganization).

         On May 15, 1996, the Company purchased the remaining fifty-percent interests in BSRB Resort Hotels and B-P-Gaming Corporation ("B-P") for $3,601,000 in cash and the assumption of certain liabilities and B-P Gaming was subsequently dissolved.

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

         CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. CBS is also 50% partner in a joint venture that owns and operates Mega$ports, Inc. ("Mega$ports") which offers a pari-mutuel sports wagering system. The Mega$ports joint venture began full operations in July 1997. CBS recorded an equity in loss in joint venture of $394,000 for the nine months ended October 31, 1998.

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of and for the three and nine months ended October 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations (See Note
         2).

         On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an Asset Purchase Agreement between the Company and ACS. In consideration the Company paid $500,000 in cash to ACS and agreed to pay the remaining purchase price of $250,000 in the Company's common stock upon satisfaction of certain conditions. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") acquired the Nevada Sports wagering software and Hotel systems software, respectively from ACS. The Company owns 80% of AWISSI and 51% of AWIHSI. The sole shareholder of ACS will own the remaining 20% of AWISSI and 49% of AWIHSI. Pursuant to a Settlement Agreement between the Company and ACS, the litigation between the parties was settled as part of this transaction. AWISSI and AWIHSI will assume certain contractual obligations of ACS, including all customer contracts. AWISSI and AWIHSI sells and services sports and race book computer systems and hotel computer systems, respectively.

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

         Intangible Assets

         Intangible assets, which are principally attributed to the Systems segment, include software, customer lists and rights for manufacturing and distribution which are being amortized over 7 years and the excess of the cost over the fair market value of net assets of acquired companies which are being amortized over the periods expected to be benefited or approximately 25 years. The intangible assets balance on October 31, 1998 includes software of $739,000, customer lists of $434,000, covenant not to compete of $24,000 and goodwill of $89,000. Accumulated amortization was $325,000 and $195,000 at October 31, 1998 and January 31, 1998, respectively.

         The realizability of intangible assets is evaluated periodically as events or circumstances warrant based on various analyses, including cash flow and profitability projections. While the Systems segment has generated operating losses in fiscal 1999, cash flows are positive and management believes that the benefits of these assets will be realized in future periods through system sales and synergy of operations between CBS and the newly-formed AWISSI and AWIHSI businesses. The Company believes at this time there is no impairment of its intangible assets.

         Period Results Not Indicative of the Full Year

         The results of operations for the nine months ended October 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Revenue Recognition

         With respect to the horse and sports wagering segment, in accordance with industry practice, the Company recognizes race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. Sports wagering revenues are recognized based on the results of a completed sporting event. With respect to the Systems segment, the Company recognizes revenue when the software and hardware are installed at the customer location. Maintenance fee revenue is recognized periodically based on agreements with customers or as the services are provided.

         Research and Development

         The Company expenses all costs associated with the research and development of computerized software as incurred.

         Advertising

         The Company expenses all costs associated with advertising as incurred.

         Earnings Per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share", ("SFAS No. 12811") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options, except that in the event of losses from continuing operations, no effect is given to potentially issuable securities as effects of this issuance would be anti-dilutive.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                  Three Months Ended          Nine Months Ended
                                                       October 31,                October 31,
                                                  1998           1997         1998          1997
                                                  ----           ----         ----          ----
         Weighted-average common
         shares outstanding (used in the       7,781,690       7,840,833    7,802,148     7,838,623
         computation of earnings per share)    =========       =========    =========     =========

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

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and majority interests. All significant inter-company balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

         Reclassification

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the Company's net loss.

         Income Taxes

         The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are measured using enacted statutory tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         Due to the Company's loss there was no provision for income taxes recorded. On January 31, 1998 the Company had $2,029,132 of operation loss carryforwards available to reduce future taxable income, which will expire in 2013.


2.       Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and is currently seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three and nine months ended October 31, 1998 and 1997 the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

         The estimated loss on the disposal of this segment is $862,000 consisting of an estimated loss on disposal of the business of $246,000 and a provision of $616,000 for anticipated operating losses during the phase out period.

         These operations had operating revenues of $850,000 and $793,000 for the three months ended October 31, 1998 and 1997, respectively, with operating income and loss for the same periods of $5,000 and $127,000, respectively. Identifiable assets of the hotel, food and beverage operations were $3.7 million as of October 31, 1998 and January 31, 1998. These operations had operating revenues of $2,502,000 and $2,538,000 for the nine months ended October 31, 1998 and 1997, respectively, with operating losses for the same periods of $99,000 and $285,000, respectively.

         The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                        October 31,            January 31
                                                           1998                  1998
                                                           ----                  ----
Current assets                                        $   195,413             $   162,878
Accounts payable, accrued expenses and other             (808,297)             (1,321,527)
                                                      -----------             -----------

Net current liabilities                               $  (612,884)            $(1,158,649)
                                                      ===========             ===========

Property, plant and equipment, net                    $ 3,473,847             $ 3,546,725
Other non-current assets                                       --                      --
Non-current liabilities                                (2,333,973)             (2,393,579)
                                                      -----------             -----------

Net long-term assets                                  $ 1,139,874             $ 1,153,146
                                                      ===========             ===========


The condensed statements of operations relating to the discontinued operations are presented below:

                                                   Three Months Ended                       Nine Months Ended
                                                        October 31,                             October 31,
                                                1998                1997                1998                1997
                                                ----                ----                ----                ----
Revenues                                    $   849,746         $   793,354         $ 2,501,605         $ 2,538,211
Costs and Expenses                              979,218           1,010,287           3,022,171           3,106,945
                                            -----------         -----------         -----------         -----------
Loss before income taxes                       (129,472)           (216,933)           (520,566)           (568,734)
Provision (benefit) for income taxes               --                  --                  --                  --
                                            -----------         -----------         -----------         -----------
Net loss                                    $  (129,472)        $  (216,933)        $  (520,566)        $  (568,734)
                                            ===========         ===========         ===========         ===========



         The loss from discontinued operations for the nine months ended October 31, 1998 of $520,566 has been charged against the aforementioned provision. In conjunction with the proposed sale of the hotel facility, the Company intends to negotiate a leaseback of, and continue to operate, the casino, which will serve as the Company's principal gaming location.

3.       Capital Stock

         The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at October 31, 1998, 61,100 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any will depend on various factors, including market conditions, available alternative investments and the Company's financial position. The terms of the Company's Series A Preferred Stock restrict the repurchase of the Company's Common Stock (See Note 5).

4.       Business Segments

         The Company's primary operations are reported in the following four segments: Horse and Sports Wagering, Casino, Computerized Bookmaking Systems, AWI Sports Systems and AWI Hotel Systems ("Systems"), and AWI Keno ("Keno"). The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See Note 2).

         The Horse and Sports Wagering segment consists of licensed bookmaking operations with the largest number of sports books in the state of Nevada. As at October 31, 1998, in addition to its main location, the Company operated 42 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. The Horse and Sports wagering segment leases the square footage necessary to conduct its operations at these non-company owned establishments.

         The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 68 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Systems segment designs, installs and maintains race and sports book equipment, software and computer systems to the sports betting and hotel industries. Computerized Bookmaking Systems is a 50% partner in the joint venture, Mega$ports. Mega$ports offers a pari-mutuel sports wagering system.

         The Keno segment develops, sells and services stand alone linked progressive keno games using state-of-the-art graphical interfaces. Keno is currently in its startup phase and has primarily incurred labor and marketing expenses.

         The following summarizes the segment information for the Company:

                       Three
                       Months           Horse and
                       Ended              Sports
                      October            Wagering        Casino        Systems       Keno       Corporate       Total
                        31,
                      --------------------------------------------------------------------------------------------------

Revenues                1998            $1,481,791      $157,535     $ 994,007   $       -    $        -    $2,633,333
                        1997             2,493,624       131,879       660,743           -             -     3,286,246

Operating               1998               112,437        28,723       (69,255)   (137,127)     (421,891)     (487,113)
Income (loss)*          1997               679,799         3,635        54,418           -      (431,561)      306,291

Capital                 1998                24,625             -        93,443     230,879        30,679       379,626
Expenditures            1997               100,511             -         5,113           -       124,477       230,101

Depreciation and        1998                85,063         5,624       111,439           -        17,397       219,523
Amortization            1997                82,218         4,001        73,206           -         7,904       167,329

Identifiable            1998             3,000,531       359,667     5,188,489     304,579       791,950     9,645,216
Assets     January 31,  1998             2,974,576       336,910     4,564,546           -     5,762,762    13,638,794

                        Nine
                       Months           Horse and
                       Ended              Sports
                      October            Wagering        Casino       Systems       Keno       Corporate       Total
                        31,
                      --------------------------------------------------------------------------------------------------

Revenues                1998            $3,606,610      $458,170    $2,537,334   $       -    $        -    $6,602,114
                        1997             4,316,910       421,833     2,233,883           -             -     6,972,626

Operating               1998               170,663        78,561      (178,552)   (137,127)   (1,324,215)   (1,390,670)
Income (loss)*          1997               230,125        39,935       262,853           -    (1,063,585)     (530,672)

Capital                 1998                120,653            -       106,895     230,879        61,302       519,729
Expenditures            1997               589,608             -        43,423           -       162,993       796,024

Depreciation and        1998               237,190        16,873       255,332           -        41,685       551,080
Amortization            1997               178,755        12,004       255,803           -        16,261       462,823

Identifiable            1998             3,000,531       359,667     5,188,489     304,579       791,950     9,645,216
Assets      January 31, 1998             2,974,576       336,910     4,564,546           -     5,762,762    13,638,794


        *Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

         Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations, is as follows:

         Revenues were $850,000 and $793,000 for the three months ended October 31, 1998 and 1997, respectively. Operating income and loss were $5,000 and $127,000 for the three months ended October 31,1998 and 1997, respectively. Capital Expenditures were $2,024 and $(9,631) for the three months ended October 31, 1998 and 1997, respectively. Depreciation and Amortization was $1,636 and $87,806 for the three months ended October 31, 1998 and 1997, respectively. Identifiable assets were $3,669,000 and $3,710,000 as at October 31, 1998 and January 31, 1998, respectively. Revenues were $2,502,000 and $2,538,000 for the nine months ended October 31, 1998 and 1997, respectively. Operating losses were $99,262 and $284,619, for the nine months ended October 31, 1998 and 1997, respectively. Capital Expenditures were $21,797 and $175,254 for the nine months ended October 31, 1998 and 1997, respectively. Depreciation and Amortization was $94,675 and $248,377 for the nine months ended October 31, 1998 and 1997, respectively.

5.       Subsequent Event

         On December 8, 1998, the Company has agreed to sell 9,462 shares of an aggregate of 18,924 shares of Series A Preferred Stock $.01 par vaule of the Company (the "Shares") to each of Victor J. Salerno and Judith Salerno in consideration of the cancellation of indebtedness owed by the Company to each of Victor J. Salerno and Judith Salerno in an outstanding amount of $946,212 to each. The Shares entitle the holders to receive cumulative quarterly cash dividends at the annual rate per share of 10% of the original consideration price per Share of $100. The Series A Preferred Stock is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Corporation. The Company has filed the Certificate of Designations setting forth the terms of the Series A Preferred Stock with the Secretary of State of the State of Nevada. The Company believes it will have approval from the Secretary of State and consummate the transaction on December 9, 1998.


Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Continuing Operations

Fiscal Quarter ended October 31,1998 compared to the Fiscal Quarter ended October 31, 1997

Revenues for the Fiscal Quarter ended October 31,1998 ("Third Quarter of Fiscal 1999"), were $2,633,000, a decrease of $653,000 or 19.9% from revenues of $3,286,000 for the Fiscal Quarter ended October 31,1997 ("Third Quarter of Fiscal 1998"). The decrease in revenues was primarily attributed to the Horse and Sports Wagering operation.

Revenues from horse and sports wagering were approximately $1,482,000 for the Third Quarter of Fiscal 1999, a decrease of $1,012,000 or 40.6% from revenues of $2,494,000 for the Third Quarter of Fiscal 1998. The decrease in horse and sports wagering revenues between quarters was attributed to unfavorable variances of sports book locations operating in both periods ("same store") impacted by the success of bettors in football wagering. Revenues of $1,104,000 for the Third Quarter of Fiscal 1999 at same store locations decreased $855,000 or 43.6% from revenues of $1,959,000 for the Third Quarter of Fiscal 1998. Revenues from football wagering at all sport book locations combined of $543,000 varied unfavorably between quarters by approximately $879,000 or 61.8% compared to $1,422,000 for the same period last year. Handle (the total amount wagered at the Company's sports and race books) for the Third Quarter of Fiscal 1999 was $32,729,000, an increase of $8,426,000 or 34.7% from the handle of $24,303,000 for the Third Quarter of Fiscal 1998. The increase in handle was principally due to a higher volume of wagering at same store locations and a net increase of two sports book locations operating during the Third Quarter of Fiscal 1999 than were operating during Third Quarter of Fiscal 1998. Handle of $26,123,000 for the Third Quarter of Fiscal 1999 at same store locations increased $4,996,000 or 23.6% over the handle of $21,127,000 for the Third Quarter of Fiscal 1998. Handle of $6,606,000 for the Third Quarter of Fiscal 1999 at the locations that were not operating in both periods increased $3,433,000 or 108.1% from the handle of $3,176,000 for the Third Quarter of Fiscal 1998. The overall increase in handle was additionally impacted by an increase in baseball and football wagering between fiscal quarters. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 4.5% for the Third Quarter of Fiscal 1997, a decrease of 56.3% compared to a net win percentage for all race and sports wagering of 10.3% for the Third Quarter of Fiscal 1998. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between the fiscal quarters was primarily attributed to unfavorable results in football. Revenues from the Systems segment were approximately $994,000 for the Third Quarter of Fiscal 1999, an increase of $333,000 or 50.4% from revenues of $661,000 for the Third Quarter of Fiscal 1998. The favorable variance between fiscal quarters was principally attributed to increased equipment sales. Revenues from Casino operations of $158,000 for the Third Quarter of Fiscal 1999 increased by $26,000 or 19.7% as compared to revenues of $132,000 for the Third Quarter of Fiscal 1998. The increase in casino operations revenues between fiscal quarters was attributed to marketing efforts to increase play by local customers.

Direct costs were $1,880,000 for the Third Quarter of Fiscal 1999, a decrease of $209,000 or 10.0% from direct costs of $2,089,000 for the Third Quarter of Fiscal 1998. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. Direct costs associated with horse and sports wagering were $1,232,000 for the Third Quarter of Fiscal 1999, a decrease of $432,000 or 26.0% as compared to direct costs of $1,664,000 for the Third Quarter of Fiscal 1998. The decrease in direct costs associated with horse and sports wagering was primarily due to lower marketing, rent, gaming taxes and other expenses associated with the sports book operations. Direct costs of the Systems segment were $493,000 for the Third quarter of Fiscal 1999, an increase of $192,000 or 63.8% as compared to direct costs of $301,000 for the Third Quarter of Fiscal 1998. The increase is principally attributed to greater equipment costs associated with higher equipment sales. AWI Sports Systems and AWI Hotel Systems, which began operations during the Second Quarter of Fiscal 1999, contributed $88,000 to the increase in direct costs of the Systems segment. Direct costs associated with Casino operations of $123,000 for the Third Quarter of Fiscal 1999 were equal to direct costs of $123,000 for the Third Quarter of Fiscal 1998. Direct costs as a percentage of revenues was 71.4% for the Third Quarter of Fiscal 1999, an increase of 12.3% as compared to direct costs as a percentage of revenues of 63.6% for the Third Quarter of Fiscal 1998. The increase is principally due to lower revenues of the horse and sports wagering segment.

Research and Development expenses were $148,000 for the Third Quarter of Fiscal 1999, an increase of $19,000 or 14.7%, as compared to research and development expenses of $129,000 for the Third Quarter of Fiscal 1999. These expenses relate exclusively to CBS and are attributed to the support of current products and development of new products.

Selling, general and administrative expenses were $873,000 for the Third Quarter of Fiscal 1999, an increase of $279,000 or 47.0% from selling, general and administrative expenses of $594,000 for the Third Quarter of Fiscal 1998. The increase in selling, general and administrative expenses was attributed to the Systems operations, primarily CBS. CBS administrative expenses were $307,000 for the Third Quarter of Fiscal 1999, an increase of $203,000 or 195.2% compared to $104,000 for the Third Quarter of Fiscal 1998. The unfavorable variance was principally due to additional reserves associated with the Mega$ports joint venture, legal costs associated with litigation and marketing expenses. Selling, general and administrative costs associated with the horse and sports wagering were $52,000 for the Third Quarter of Fiscal 1999, a decrease of $16,000 or 23.5%, from selling, general and administrative costs of $68,000 for the Third Quarter of Fiscal 1998. The decrease between fiscal quarters is primarily attributed to lower outside services, repairs and legal expenses, in addition to, the expiration of a non-compete agreement during the Second Quarter of Fiscal 1999. Selling, general and administrative expenses at the corporate level were $402,000 for the Third Quarter of Fiscal 1999, a decrease of $19,000 or 4.5%, as compared to selling, general and administrative expenses of $421,000 for the Third Quarter of Fiscal 1998. The favorable variance between the fiscal quarters was principally due to a reduction in professional services and travel expenses. The Keno segment, which was formed during the Second Quarter of Fiscal 1999, contributed $107,000 to the aggregate increase in selling, general and administrative expenses between fiscal quarters. Selling, general and administrative expenses were 33.1% of revenues for the Third Quarter of Fiscal 1999, an increase of 82.9% compared to 18.1% for the Third Quarter of Fiscal 1998. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between the fiscal quarters was principally due to increased expenses at CBS.

Depreciation and amortization was $220,000 for the Third Quarter of Fiscal 1999, an increase of $53,000 or 31.7% from depreciation and amortization of $167,000 for the Third Quarter of Fiscal 1998. Depreciation expense increased by $12,000 between fiscal quarters due to capital expenditures attributed to the corporate entities. Amortization expense increased by $41,000 between fiscal quarters due primarily to the acquisition of assets from ACS.

Other expense of $190,000 for Third Quarter of Fiscal 1999, varied favorably by $508,000 or 72.8%, from other expense of $698,000 in the Third Quarter of Fiscal 1998. The favorable variance in other expense between fiscal quarters principally due to a reduction of equity in loss from the Mega$ports joint venture of $442,000.

Net loss from continuing operations of $677,000 for the Third Quarter of Fiscal 1999 varied unfavorably by $285,000 compared to the net loss from continuing operations of $392,000 for Third Quarter of Fiscal 1998. Net income from horse and sports wagering operations of $73,000 for the Third Quarter of Fiscal 1999 varied unfavorably by approximately $548,000 as compared to the net income of $621,000 for the Third Quarter of Fiscal 1998 due to lower revenues. The net income from the Casino operations of $29,000 for the Third Quarter of Fiscal 1999 varied favorably by $25,000 as compared to the net income of $4,000 for the Third Quarter of Fiscal 1998 due to increased revenues. The net loss from CBS operations for the Third Quarter of

Fiscal 1999 of $341,000 varied favorably by $279,000 compared to a net loss of $620,000 for the Third Quarter of Fiscal 1998 principally due to the reduction of the equity in loss from the Mega Sports joint venture. The net loss from the Corporate Entities of $203,000 for the Third Quarter of Fiscal 1999 varied favorably by $66,000 as compared to net loss of $137,000 for the Third Quarter of Fiscal 1998.

Discontinued Operations

On April 22, 1998, the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer from the Hotel, food and beverage operations ("discontinued operations"). In the Company's consolidated financial statements for and as of the Third Quarter of Fiscal 1999 and 1998, the results of the hotel, food and beverage operation have been accounted for as discontinued operations.

Revenues from discontinued operations were $850,000 for the Third Quarter of Fiscal 1999, an increase of $57,000 or 7.2%, as compared to revenues of $793,000 for the Third Quarter of Fiscal 1998 due primarily to greater food sales.

Direct costs associated with discontinued operations were $614,000 for the Third Quarter of Fiscal 1999, a decrease of $76,000 or 11.0%, as compared to direct costs of $690,000 for the Third Quarter of Fiscal 1998. The decrease in direct costs is primarily due to reduction in advertising, repairs and housekeeping expenses.

Selling, general, and administration expenses associated with discontinued operations were $230,000 for the Third Quarter of Fiscal 1999, an increase of $87,000 or 60.8%, as compared to selling, general and administration expenses of $143,000 for the Third Quarter of Fiscal 1998 due principally to reduced legal expenses.

The net loss from discontinued operations of $129,000 for the Third Quarter of Fiscal 1999 varied favorably by $88,000 or 40.6% from the net loss of $217,000 for the Third Quarter of Fiscal 1998. The net loss from discontinued operations was charged against a provision of $616,000, established in fiscal year 1998, for anticipated losses during the phase out period.

Nine Months Ended October 31, 1998 Compared to the Nine Months Ended October 31, 1997

Continuing Operations

Revenues for the nine months ended October 31,1998 were $6,602,000, a decrease of $371,000 or 5.3% from revenues of $6,973,000 for the nine months ended October 31,1997. The decrease in revenues was primarily attributed to the horse and sports operation.

Revenues from horse and sports wagering was approximately $3,607,000 for the nine months ended October 31, 1998, a decrease of $710,000 or 16.4%, from revenues of $4,317,000 for the nine months ended October 31, 1997. The decrease in horse and sports wagering revenues is attributed to unfavorable variances at same store locations impacted by the success of bettors in football wagering. Revenues of $2,941,000 for the nine months ended October 31, 1998 at same store locations decreased by $543,000 or 15.6% from revenues of $3,484,000 for the nine months ended October 31, 1997. Revenues from football wagering at all sport book locations combined of $681,000 for the nine months ended October 31, 1998 varied unfavorably by approximately $743,000 or 52.2% compared to $1,424,000 for the same period last year. Handle (the total amount wagered at the Company's sports and race books) for the nine months ended

October 31, 1998 was $74,102,000, an increase of $13,837,000 or 23.0% from the handle of $60,265,000 for the nine months ended October 31, 1997. The increase in handle is principally due to the favorable performance of same store locations. Handle of $59,727,000 for nine months ended October 31, 1998 at same store locations increased $9,707,000 or 19.4% over the handle of $50,020,000 for the nine months ended October 31, 1997. The increase in handle was additionally attributed to a net increase of four sports book locations, in addition to an increase in baseball, football and basketball wagering between periods. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Net win percentage (revenues divided by handle) for all race and sports wagering was 4.9% for the nine months ended October 31, 1998, a decrease of 31.9% compared to a net win percentage for all race and sports wagering of 7.2% for the nine months ended October 31, 1997. Net win percentage fluctuates depending on the outcome of various sporting events within the reporting period. The decrease in the net win percentage between periods was primarily attributed to unfavorable results in football. Revenues from the Systems operations were approximately $2,537,000 for the nine months ended October 31, 1998, an increase of $303,000 or 13.6% as compared to revenues of $2,234,000 for the nine months ended October 31, 1997. AWI Sports Systems and AWI Hotel Systems, which began operations during the Second Quarter of Fiscal 1999, contributed $169,000 to the increase in Systems revenues for the nine months ended October 31, 1998. CBS revenues were $2,368,000 for the nine months ended October 31, 1998, an increase of $134,000 or 6.0% compared to revenues of $2,234,000 for the nine months ended October 31, 1997. The CBS increase is principally attributed to equipment sales. Revenues from the Casino operation were approximately $458,000 for the nine months ended October 31, 1998, an increase of $36,000 or 8.5% as compared to revenues of $422,000 for the nine months ended October 31, 1997 principally due to increased play by local customers.

Direct costs were $4,515,000 for nine months ended October 31, 1998, a decrease of $498,000 or 9.9% from direct costs of $5,013,000 for the nine months ended October 31, 1997. Direct costs include product and installation cost of sales, labor costs, gaming taxes and supplies, rent, advertising, franchise fees, and other costs. The decrease in direct costs was principally due to lower operating costs of the horse and sports wagering segment. Direct costs associated with horse and sports wagering were $3,096,000, a decrease of $629,000 or 16.9% as compared to direct costs of $3,725,000 for the nine months ended October 31, 1997. The decrease in direct costs associated with horse and sports wagering was primarily due to lower marketing, rent, gaming taxes and labor expenses partly offset by increased event simulcasting expenses and costs related to pari-mutuel race wagering. Direct costs associated with the Systems operations were $1,019,000 for the nine months ended October 31, 1998, an increase of $99,000 or 10.8% as compared to direct costs of $920,000 for the nine months ended October 31, 1997. The increase in direct costs was attributed primarily to AWI Sports Systems and AWI Hotel Systems, which began operations during the Second Quarter of Fiscal 1999. Direct costs associated with the Casino operations were $363,000 for the nine months ended October 31, 1998, a decrease of $3,000 or .8% as compared to direct costs of $366,000 for the nine months ended October 31, 1997. Direct costs associated with the Keno segment were $30,000 for the nine months ended October 31, 1998. Direct costs as a percentage of revenues was 68.4% for the nine months ended October 31, 1998, a decrease of 4.9% as compared to direct costs as a percentage of revenues of 71.9% for the nine months ended October 31, 1997. The decrease in direct costs as a percentage of revenues between fiscal years is principally attributed to the Casino operations.

Research and Development expenses were $427,000 for the nine months ended October 31, 1998, an increase of $37,000 or 9.5% for research and development expenses of $390,000 for the nine months ended October 31, 1997. These expenses relate exclusively to CBS and are attributed to the support of current products and development of new products.

Selling, general and administrative expenses were $2,500,000 for the nine months ended October 31, 1998, an increase of $862,000 or 52.6% from selling, general and administrative expenses of $1,638,000 for the nine months ended October 31, 1997. The increase in selling, general and administrative expenses was principally attributed to the Systems operations. Selling, general and administrative expenses from the Systems operations were $1,015,000 for the nine months ended October 31, 1998, an increase of $609,000 or 150.0% as compared to selling, general and administrative expenses of $406,000 for the nine months ended October 31, 1997. The increase is attributed to additional reserves associated with the Mega$ports joint venture and increased legal expenses associated with CBS litigation. Corporate level selling, general and administrative expenses were $1,275,000 for the nine months ended October 31, 1998, an increase of $230,000 or 22.0% compared to $1,045,000 for the nine months ended October 31, 1997. The unfavorable variance was principally attributed to increased labor costs due to additional personnel, costs associated with the terminated acquisition of Imagineering Systems, Inc. and higher marketing expenses. Selling, general and administrative expenses from horse and sports wagering was $103,000 for the nine months ended October 31, 1998, a decrease of $80,000 or 43.7%, as compared to selling, general and administrative expenses of $183,000 for the nine months ended October 31, 1997. The favorable variance is principally attributed to reduced labor and legal expenses. The Keno segment, which was formed during the Second Quarter of Fiscal 1999, contributed $107,000 to the aggregate increase in selling, general and administrative expenses between periods. Selling, general and administrative expenses were 37.9% of revenues for the nine months ended October 31, 1998, an increase of 61.3% as compared to 23.5% for the nine months ended October 31, 1997. The unfavorable variance in selling, general and administrative expenses as a percentage of revenue between periods was principally due to increased expenses and reserves of the Systems operations.

Depreciation and amortization was $551,000 for the nine months ended October 31, 1998, an increase of $88,000 or 19.0% from depreciation and amortization of $463,000 for the nine months ended October 31, 1997. Depreciation expense varied unfavorably by $68,000 between periods principally due to capital equipment acquisitions by the horse and sports operation. Amortization expense varied unfavorably by $20,000 between periods, primarily due to the acquisition of assets from ACS.

Other expense of $308,000 for the nine months ended October 31, 1998, varied favorably by $326,000, or 51.4%, compared to other expense of $634,000 for the nine months ended October 31, 1997. The favorable variance was principally due to a reduction of the equity in loss from the Mega$ports Joint Venture of $247,000, a decrease in interest expense of $153,000 and an increase in other income of $125,000.

The net loss from continuing operations for the nine months ended October 31, 1998 of $1,699,000 varied unfavorably by $534,000 or 45.8% compared to the net loss from continuing operations of $1,165,000 for nine months ended October 31, 1997. The net loss from the Corporate Entities of $654,000 for the nine months ended October 31, 1998 varied unfavorably by $359,000 or 121.7% as compared to net loss of $295,000 for the nine months ended October 31, 1997. The unfavorable variance relates primarily to increased labor costs due to additional staff and expenses associated with the terminated acquisition of Imagineering Systems, Inc.. The net loss from the Systems operations of $683,000 for the nine months ended October 31, 1998 varied unfavorably by $202,000 or 42.0% as compared to the net loss of $481,000 for the nine months ended October 31, 1997 due to increased expenditures. Net income from horse and sports wagering operations of $36,000 for the nine months ended October 31, 1998 varied unfavorably by $72,000 or 66.7% as compared to the net income of $108,000 for the nine months ended October 31, 1997. The unfavorable variance was principally due to decreased revenues. The net income from the Casino operations for the nine months ended October 31, 1998 of $79,000 varied favorably by $39,000 or 97.5% as compared to the net income of $40,000 for the nine months ended October 31, 1997 due to increased revenues.

Discontinued Operations

On April 22, 1998, the Company determined to concentrate its business efforts on its core competency, sports wagering, and is seeking a qualified buyer from the Hotel, food and beverage operations ("discontinued operations"). In the Company's consolidated financial statement for and as of the nine months ended October 31, 1998 and 1997, the results of the Hotel, food and beverage operation has been accounted for as discontinued operations.

Revenues from discontinued operations were $2,502,000 for the nine months ended October 31, 1998, a decrease of $36,000 or 1.4%, as compared to revenues of $2,538,000 for the nine months ended October 31, 1997. The decrease is principally due to a decline in room revenues. The hotel's average occupancy rate was 76% for the nine months ended October 31, 1998, an increase of 1.3% from the average occupancy rate of 75% for the nine months ended October 31, 1997. The hotel's average daily room rate was approximately $40 for the nine months ended October 31, 1998, a decrease of 11.1% from the average daily room rate of $45 for the nine months ended October 31, 1997. The unfavorable variance in average daily room rate is principally due to increased competition of new hotels opening in the Las Vegas area.

Direct costs associated with discontinued operations were $1,861,000 for the nine months ended October 31, 1998, a decrease of $208,000 or 10.1%, as compared to direct costs of $2,069,000 from the nine months ended October 31, 1997. The decrease in direct costs is principally due to lower housekeeping, labor and repairs and maintenance costs.

Selling, general and administration expenses were $645,000, an increase of $140,000 or 27.7%, as compared to selling, general and administration expenses of $505,000 for the nine months ended October 31, 1997. The increase in selling, general and administration expenses was primarily due to higher legal and marketing expenses.

The net loss from discontinued operations of $521,000 for the nine months ended October 31, 1998, was favorable by $48,000 or 8.4% as compared to a net loss of $569,000 for the nine months ended October 31, 1997. The net loss from discontinued operations for the nine months ended October 31, 1998 was charged against a provision of $616,000, established in fiscal year 1998, for anticipated losses during the phase out period.

Liquidity and Capital Resources

As of October 31, 1998, working capital was a negative $2,543,000 reflecting the current maturation of shareholder notes payable and the liquidation of short-term investments.

Cash used in operating activities was $1,558,000. Net cash provided by investing activities amounted to $2,985,000 and is principally attributed to the liquidation of short-term investments. Net cash used in financing activities amounted to $1,459,000, representing repayments of long-term debt of $1,132,000 and the purchase of the 61,100 shares of the Company's common stock for $327,000. During the nine months ended October 31, 1998, the Company repaid $541,000 in shareholder notes and paid the balance of a note due to Pioneer Citizens Bank of Nevada of $480,000 which was borrowed in March 1995 and loaned to LHC to acquire the initial 50% interest in the Hotel/Casino.

On December 8, 1998, the Company has agreed to sell 9,462 shares of an aggregate of 18,924 shares of Series A Preferred Stock, $.01 par value, of the Company in consideration of the cancellation of indebtedness owed by the Company for $100 per share (See Note 5).

The Company has taken various steps to improve its profitability. In the event these steps do not return the Company to profitability, management will seek additional debt or equity financing. There can be no assurance the Company would be able to complete such debt or equity financing or do so on terms satisfactory to the Company. Management believes that the Company will be able to satisfy its cash requirements for at least the next twelve months without having to raise additional funds.

Year 2000

Background

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

Risk Factors

The Company utilizes computer systems in virtually all aspects of its business. In particular, Year 2000 problems in wagering systems at the properties in which the Company or its customers utilize computer systems could disrupt operations at the affected properties and may have a material adverse impact on the Company's operating results. The Company is also exposed to the risk that one or more of its suppliers could experience Year 2000 problems that impact the ability of such suppliers to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due the availability of alternative suppliers, the disruption of certain services, such as utilities or telephone communications, could, depending on the extent of the disruption, have a material adverse impact on the Company's operations. Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic back-ups daily and the Company's employees are trained in the restoration and use of these back-ups.

Strategy

The Company has established a compliance program to assess the impact and formulate corrective actions regarding the Year 2000 issue. Where important to the Company's business, inquiries are being made of the third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and if a third party Year 2000 problem is detected, alternatives are being developed. The Company believes that a substantial majority of its currently offered systems are Year 2000 compliant. The Company has completed approximately fifty percent of the process to assess both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. It is the Company's goal to have all currently offered systems Year 2000 compliant by mid-year 1999. The Company has not yet developed a comprehensive contingency plan, although as previously mentioned all critical systems are currently backed up daily and can be restored if necessary. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

Costs

The Company expects the entire process will cost no more than $100,000. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.



Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sporting events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

PART II           OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS -- NON APPLICABLE

Item 2.           CHANGES IN SECURITIES -- NON APPLICABLE

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NON APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NON APPLICABLE

Item 5.           OTHER INFORMATION
                  Discretionary Proxy Voting Authority/Stockholder Proposals

                  On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that, if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

                  With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement by May 26, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits - Financial Data Schedule

Number                 Description                           Method of Filing
------                 -----------                           ----------------

27            Financial Data Schedule                         Filed Herewith

(b) The following report on form 8-K was filed during the quarter ended October 31, 1998:

                  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       AMERICAN WAGERING, INC.



                                                (Registrant)

Date:    December 8, 1998              By:      /s/ Robert D. Ciunci
                                       ------------------------------------
                                       Robert D. Ciunci
                                       Executive Vice President and
                                       Chief Financial Officer