Form 10KSB
period 1999-01-31
AMERICAN WAGERING INC
filed 1999-05-03
CIK 1005214

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1999.


                          Commission File No. 000-20685

                             AMERICAN WAGERING, INC.
                 (Name of Small Business Issuer in its Charter)

             Nevada                                              88-0344658
------------------------------                              -------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The issuer's revenues for the fiscal year ended January 31, 1999 were $9,891,818.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 22, 1999 computed by reference to the closing price for the registrant's Common Stock as quoted by the National Market System of NASDAQ on such date, was approximately $17,366,872.


The number of shares of the issuer's Common Stock outstanding as of April 22, 1999 was 7,824,513.

                                     PART I


Item 1.  Business

     In August 1995, American Wagering Inc., a Nevada corporation, (the "Company"), was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

     Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy's, through a central computer system located at its Las Vegas, Nevada headquarters, operates a statewide network of sports and race wagering facilities in 46 casinos. The Company offers a "turn-key" sports wagering operation that allows casinos to satisfy their patrons' desires for sports wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes it more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports book operation is its primary business, the Company believes it responds more quickly to customer requests, such as providing faster pay off on winning tickets presented other than in person, than do many casinos, which operate sports books as an ancillary part of their businesses.

     The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports
(ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the Internet from patrons around the world except the United States. In November 1998, the Company was issued a 15 year Sports Betting license from the Bookmakers Licensing Committee ("BLC") in the Australian Capital Territory ("ACT"). The Company began accepting wagers from non-Internet patrons within Australia in January 1999. The Company received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company believes it is the first Nevada licensed company to start an online gaming site.

     The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems. On April 29, 1999, AWIK received Nevada Gaming Commission approval to operate a statewide inter-casino linked system keno game. AWIK plans to offer keno players the first statewide progressive keno game. AWIK estimates it will begin operations in June 1999, although there can be no assurance in that regard.

     LHC owns and operates a 150 room Howard Johnson's hotel (the "Hotel") located in Las Vegas, Nevada and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant adjacent to the Hotel. Leroy's operates its main race and sports book on the premises of the Hotel. Additionally, Leroy's operates a 5,600 square foot casino containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

     In March 1995, LHC purchased fifty-percent interests in certain entities that owned and operated the Hotel/Casino. The related entities were BSRB Resort Hotels (a Nevada general partnership) and B-P Food Corporation (a Nevada corporation which was wholly owned by BSRB Resort Hotels). The purchase was financed by a bank note executed by Leroy's for approximately $1.1 million. In February 1996, the stockholders of Leroy's purchased a fifty-percent interest in the stock of B-P Gaming Corporation (a Nevada corporation which was contributed to the Company in connection with the Reorganization). On May 15, 1996, the Company purchased the remaining fifty-percent interest in BSRB Resort Hotels and B-P-Gaming Corporation ("B-P") for $3,601,000 in cash and the assumption of certain liabilities and B-P Gaming was subsequently dissolved.

     On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American wagering, Inc. In the accompanying consolidated financial statements as of, and for the twelve months ended, January 31, 1999 and 1998 the results of the hotel, food and beverage operations have been accounted for as discontinued operations (See Note 2). In conjunction with the sale of the Hotel facility, the Company intends to leaseback and continue to operate the Casino for up to two years. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. See "Hotel/Casino Operation," and "Legal Proceedings."

     In October 1996, the Company acquired from Autotote Corporation ("AC"), all of the shares of capital stock of Autotote CBS, Inc. (subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a Stock Transfer Agreement between the Company and AC. The Company paid $3 million in cash to AC and guaranteed CBS's obligation under its mortgage (in the principal amount of approximately $2 million as of such date) on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada where the Company currently maintains its corporate offices. CBS designs, sells, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with IGT-North America, a subsidiary of International Game Technology ("IGT") for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. Mega$ports, Inc. received its license from the Nevada Gaming Commission in June 1997 and began operation in July 1997. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission.

     On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an Asset Purchase Agreement between the Company and ACS. The Company paid ACS $500,000 in cash and $250,000 in the Company's common stock. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") acquired the Nevada Sports wagering software and Hotel systems software, respectively from ACS. The Company owns 80% of AWISSI and 51% of AWIHSI. The sole shareholder of ACS owns the remaining 20% of AWISSI and 49% of AWIHSI. The Company and ACS also settled certain litigation between them. AWISSI and AWIHSI assumed certain contractual obligations of ACS, including all customer contracts.

Las Vegas Metropolitan Market


     The Company's primary market for sports books, the Hotel/Casino and keno operations is the "Las Vegas" metropolitan area (hereinafter "Las Vegas"). Currently, the Las Vegas gaming market is comprised of 100 casinos with an aggregate of approximately 94 sports books and 78 keno parlors. The Company currently operates 22 of its 46 sports books in Las Vegas. The Las Vegas gaming market attracts both local residents and Las Vegas visitors. Las Vegas' population was approximately 1.25 million in 1998, an increase of 4% from the prior year. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased by 78% from approximately 17.2 million in 1988 to approximately 30.6 million in 1998. Las Vegas' principal tourist market is the western region of the United States, most significantly Southern California and Arizona. Las Vegas is also among the nation's most popular convention sites, having hosted approximately 4,000 conventions in 1998 up 7% from the prior year, which were attended by more than 3.3 million people who it is estimated spent $4.3 billion, excluding gaming activity.

     From 1989 to 1998, gaming revenues for Clark County (which consists principally of Las Vegas) have increased 88% from approximately $3.4 billion to approximately $6.4 billion. During the twelve months ended January 31, 1999, gaming revenues generated from sports books and keno parlors in Clark County were approximately $88 million and $63 million, respectively. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.


     The number of hotel and motel rooms in Las Vegas has increased by approximately 80% from 61,000 in 1988 to approximately 110,000 in 1998. Despite the significant increase in the supply of rooms, Las Vegas's hotel/motel occupancy rate exceeded 86% for the last two years. The Las Vegas Convention and Visitors Authority forecasts the supply of rooms available in Las Vegas to increase by approximately 15% or 16,631 rooms by the year 2000.

Reno Area Market


     The market for 12 of the Company's sports books is the Reno area gaming market. The Company also plans on operating its inter-casino linked keno system at selected casino locations in the Reno area. Reno is the second largest city in Nevada with an area population of approximately 228,000 in 1998. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80 approximately 135 miles east of Sacramento, California. The Reno area is a popular resort spot, which attracts tourists by offering gaming as well as numerous other summer and winter recreational activities. The greater Reno area attracted a total of 5.1 million visitors in 1998. Currently, the Reno area gaming market is comprised of 51 casinos with an aggregate of approximately 22 sports books and 23 keno parlors.

World-Wide Market

     Mega$ports (ACT) operates from Canberra, Australia and through the Internet is accepting wagers from every country in the world except the United States. There are currently over 140 web sites that offer some type of online gambling. With the popularity of online gambling increasing, the Company believes it may be able to access a larger wagering market through the more cost efficient Internet. The convenience of placing wagers using one's personal computer may allow sports books to tap into the traditional gambling market. Industry estimates for online gambling revenues of all types are expected to exceed $900 million in 1999, $2 billion in 2000 and $10 billion by 2002.


Sports Wagering

     Sports wagering is legal in the State of Nevada, and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's sports books increased from approximately $290 million in 1980 to $2.3 billion in 1998. During that same period, the number of sports books increased from 24 to 145 in Nevada. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement, which the Company believes, leads to more interest in sports betting. With the popularity and accessibility of computers, bettors in locations where such betting is permitted now have an additional medium from which to wager on sporting events. Online sports betting has been around for approximately 20 years but very few people had access to a computer. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will continue to grow the sports betting industry.


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

     Inherent to betting is a long-term percentage against the player. Profits from bookmaking, table games, keno and slot machines are the results of steady play against a statistical advantage that the gambling operator or "house" possesses. The house advantage in bookmaking, however, is fundamentally different from other gambling games. There are mathematical advantages to table games and slot machines in favor of the casino. While there are exceptions (for instance, card counters), statistically all pit players exhaust their bankroll after an indefinite period of play. In pari-mutuel wagering, which is offered by Mega$ports(R) and also used by major North American horse racing tracks and jai alai establishments, a wager is pooled with all other wagers, the house receives a percentage for operating expenses, profit and taxes and the remainder is distributed to the winners. Therefore, the gross revenues are directly related to the amount wagered (the "handle").

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

     In practice, however, a sports book is rarely perfectly balanced. The sports book's profit depends upon the reliability of the odds and its acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid off according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of a constant profit over time, much less for a single event.

     A sports book attempts to limit the liability it incurs on an event against potential flaws in the oddsmaker's setting of the line and the integrity of the games. Limiting liability is accomplished by two principal means, the game limit and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit -- the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved", to attract action on the "other" side. Movement in a line, however, does not eliminate a bookmaker's risk.

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

     In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Sports books have been computerized and automated in order to severely curtail fraud and to provide for more sophisticated analysis and up-to-date information. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book." Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos.

Wagering - Sports Book Operation


     Leroy's retains its main sports book license at the Hotel/Casino and operates 45 other sports books in major metropolitan areas in Nevada (of which 22 are located in the Las Vegas area and 12 in the Reno area with 12 others located throughout the State of Nevada, including the cities of Laughlin, Mesquite, Elko and Jackpot). Leroy's operates sportsbooks in hotels and casinos, such as the Riviera Hotel and Casino, the Tropicana Hotel and Casino, the Four Queens Hotel and Casino, the Stratosphere Hotel and Casino in the Las Vegas area, and the Carson Valley Inn and Casino, the Bonanza Hotel and Casino and the Rail City Hotel and Casino in the Reno area. Under Nevada gaming law, the Company is permitted to own and operate sports books located on the premises of other non-restricted gaming operations. The Company currently owns and operates 46 sports books out of a total of 145 sports books operating in Nevada. The remaining sports books in the state are operated primarily by the casinos in which they reside.

     When the Company began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. Generally, at its sports book locations the Company pays the casinos a flat monthly rental for casino space, although in some instances there are participation agreements with the casinos.

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

     Professional and college football games currently comprise about 38% of the amount bet (the "handle") at the Company's locations with professional and college basketball games at 25% and professional baseball games next at about 28%. As a result, the Company's business historically has been seasonal in nature with approximately 55% of its handle arising during the months of September through January. The Company's revenues consist of football game wagering of 37%, basketball wagering of 27% and baseball wagering of 14%, with the remaining 22% representing all other sports wagering, including such sports as hockey and boxing. The Company's race books utilize the same personnel and facilities as its sports books, but the Company does not set its own odds for race wagering. The Company accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. The Company has only offered race wagering for a few major events, such as, the Triple Crown and the Breeders Cup.


     In December 1997, the Company joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at its home location, at the Hotel/Casino. The Company, in association with a disseminator, currently offers pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York.


Wagering - Internet Operations

     In November 1998, the Company was issued a 15 year Sports Betting license from the Australian Capital Territory ("ACT") Bookmakers Licensing Committee ("BLC"). The Company began accepting wagers from non-Internet patrons within Australia in January 1999. The Company received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company believes that it is the first Nevada licensed company to start an online gaming site. The Company is now able to bring its over 20 years of bookmaking expertise to the international market through the Internet. Mega$ports (ACT) utilizes an accessible network with a user-friendly sports betting software system to allow Internet wagering by patrons. The online system permits high-speed access with secure, encrypted technology and allows instantaneously updated betting lines and account information 7 days a week, 24 hours a day. The system has various patron safeguards that are required by ACT regulations. Customers can begin wagering with Mega$ports (ACT) only after meeting registration and login requirements which verify the patron's country of residence and age and confirm the physical location of the transmission of the wager. The system will not accept any wagers from jurisdictions that prohibit sports betting or Internet wagering, such as the United States. Once bettors meet registration requirements and establish an account they can begin wagering immediately using their computers. Patrons can wager on all authorized events including all professional and college sports, golf, auto racing, International and World Cup Soccer, Formula One Racing, Academy Awards and other events. In March 1999, the Company was approved to provide for three years exclusive sports betting services at Bruce Stadium in Canberra Australia. Mega$ports (ACT) will be the sole bookmaker at the stadium for all events conducted there, including the Sydney 2000 Olympics.

Systems Operations

     CBS designs, installs and maintains computerized sports and race wagering systems throughout the State of Nevada, including the MEGA$PORTS(R) product for pari-mutuel sports wagering. CBS also installs and maintains race and sports wagering systems and hotel systems on behalf of AWISSI and AWIHSI (CBS, AWISSI and AWIHSI are collectively know as "Systems"). Systems is the leading provider of race and sports wagering systems in the State of Nevada, including major casinos along the Las Vegas Strip.

     Systems provides sports wagering systems and services to virtually all of the sports and race books in Nevada that are not operated by Leroy's and at all of Leroy's sports books. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues consist of sports wagering equipment sales and maintenance contract revenues from wagering systems contracts. Systems sells its sports wagering systems to casinos under purchase agreements and provides training for the system operators and sell/cash terminal clerks. Systems does not provide the operations and supervisory personnel necessary to operate the system.

     In October 1996 when the Company acquired all of the outstanding shares of CBS from Autotote Corporation ("AC") and the right to use certain software owned by AC and Autotote Systems, Inc. ("ASI"), certain agreements were executed. These agreements are the subject of certain litigation between the Company and AC and ASI. (See "Legal Proceedings")


     In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows for the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. MEGA$PORTS(R) allows bettors to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. The MEGA$PORTS(R) pari-mutuel wagering system currently consists of a central computer, communications equipment and terminals. Mega$ports, Inc. received its license from the Nevada Gaming Authorities in June 1997 and began operation in July 1997. CBS recorded an equity in loss from joint venture of $785,516 and $1,791,828 for the fiscal years ended January 31, 1999 and 1998, respectively. The Mega$ports(R) product is currently offered at 62 sports books throughout Nevada, including 44 Leroy's locations.

Casino Operations

     Within the Hotel facility, there is approximately 5,600 square feet of casino space containing 65 electronic gaming devices, including 18 slot machines, 35 video poker machines and 12 multi-game video machines.

Keno Operations

     AWI Keno, Inc. ("AWIK") was formed during the second quarter of Fiscal 1999 and is in its start up phase. AWIK designs, installs, operates and maintains computerized keno systems. On April 29, 1999, AWIK received Nevada Gaming Commission approval to operate a statewide inter-casino linked system keno game. AWIK is currently developing THE GAME(TM) offering keno players the first statewide progressive keno game. THE GAME(TM) will be an interactive system with high-tech video graphics and animation that would be linked between casinos throughout the State of Nevada. THE GAME(TM) is a state-of-the-art UNIX-based computer system that is already being used to link over 1000 terminals in Australia. THE GAME(TM) would pay out progressive jackpots starting at $1 million. AWIK's inter-casino linked system would offer casinos a risk-free keno operation as AWIK would operate the keno game for the casino and the casino would receive a percentage of the play from AWIK. The Company will operate the keno game at selected locations for the required test period.


Hotel, Food and Beverage Operations

     LHC currently owns and operates the hotel and, through its wholly owned subsidiary, B-P Food Corporation, the restaurant located at 3111 W. Tropicana Avenue, Las Vegas, Nevada. Leroy's operates the casino and a race and sports book on the premises. The Hotel/Casino is located approximately one-half mile west of the Las Vegas Strip and is adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In conjunction with the sale of the Hotel facility, the Company intends to leaseback and continue to operate the Casino for up to two years. In the Company's accompanying consolidated financial statements as of and for fiscal years ended January
31, 1999 and 1998, the results of the Hotel, food and beverage operations have been accounted for as discontinued operations.

     The Hotel, food and beverage operations currently consist of a 150-room franchised Howard Johnson's hotel, a 2,700 square foot bar, and a franchised International House of Pancakes restaurant. The Company, through its subsidiaries, is obligated pursuant to a franchise agreement with Howard Johnson's, a franchise agreement with International House of Pancakes, a gaming device participation agreement with Jackpot Enterprises, Inc., and a ground lease with the owner of the parcel on which the building is located. The franchise agreement with Howard Johnson's obligates the Company to pay a fee to Howard Johnson's of 8.5% of total monthly room revenues. The franchise agreement with International House of Pancakes obligates the Company to pay a fee of 7.5% of weekly gross food sales to International House of Pancakes. The agreement with Jackpot obligates the Company to pay 30% of the gaming devices net win to Jackpot. The ground lease obligates the Company to pay a base rent amount of $6,000 for the Hotel in addition to a calculated rent overage amount based on excess occupancy over a specified level and 5% of all casino gross gaming revenues to the landlord. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. See "Strategy -- Discontinued Operations" and "Legal Proceedings."


     From 1992 through 1998, the Hotel/Casino's occupancy rate has averaged approximately 73%. The Hotel/Casino currently draws most of its guests from the leisure, commercial and contract market segments. The leisure segment consists of individuals and families either vacationing in the Las Vegas area or en route to other destinations. Leisure demand is strongest on the weekends, during holiday periods and summer months. The majority of leisure travelers are generated from the overflow of larger properties on the Las Vegas Strip and downtown Las Vegas and also from patrons who make reservations via the Howard Johnson's nationwide reservation system. The commercial market segment is comprised of business travelers visiting various companies within the market area. Commercial demand is strongest Monday through Thursday, declining significantly Friday and Saturday, and is relatively constant throughout the year. The contract demand segment is primarily associated with airline crews flying in and out of McCarran International Airport. Airlines contract with local hotel operators for extended periods to ensure availability of accommodations. Because they are able to guarantee a specific usage on a daily basis, airlines can negotiate discounted room rates.


Strategy

Wagering - Sports Book Operations

     In Nevada, the Company's strategy in the operation of its sports books is to continue to expand upon its current base of 46 locations, a net increase of five locations during the fiscal year ended January 31, 1999. The Company, through its Systems operation, is developing a new self-service sports wagering terminal. This new terminal would allow patrons to place wagers on their own without the assistance of an employee. Patrons will be able to wager 24 hours a day on all available events. This terminal would allow the Company to enter into the smaller casino market where the labor costs are currently prohibitive. The Company would also be able to achieve improved efficiency at larger casinos by installing the new terminal. The Company expects completion of the development of such terminal, regulatory approval thereof and the first installations by the end of the 1999, although there can be no assurance in that regard.


     The Company will continue to present casinos with a "turn key" sports book operation that allows the casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with operating the books themselves. The Company will continue to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and it can capitalize on such growth.

Wagering - Internet Operations

     Outside of the United States, the Company will market Mega$ports (ACT) fixed odds Internet wagering and the Mega$ports(R) pari-mutuel sports wagering products. With the continued growth of online gambling, the Company believes it is well positioned to take advantage of a larger wagering market with lower operating costs. The Internet opens new wagering markets and allows the Company to offer events such as International and World Cup Soccer, Formula One Racing, the Olympics, Rugby, Cricket, Academy Awards and others. Pari-mutuel wagering via the Internet provides the potential for larger wagering pools.

     The Company maintains a website at http://www.americanwagering.com. The Company accepts wagers through the Internet, exclusively from outside the United States, at its Australian subsidiary, Mega$ports (ACT) Pty Ltd. at http://www.megasports.com.au.

Keno Operation

     The Company's business strategy is to offer a wide area inter-casino linked keno system in the State of Nevada known as the GAME(TM). On April 29,1999, the Company received Nevada Gaming Commission approval to operate the statewide system. The Company estimates it will begin operations at selected locations throughout Nevada in June 1999 although there can be no assurance in that regard. THE GAME(TM) is an interactive system with high-tech video graphics and animation. THE GAME(TM) would pay out progressive jackpots starting at $1 million. The Company would offer casinos a risk-free keno operation as the Company would operate the keno game for the casino and the casino would receive a percentage of the play from the Company.

Systems Operations


     The Company's business strategy is to continue to develop, distribute, and support state of the art race and sports wagering systems to its customers. In addition to its new self-service sports wagering terminal, the Company, upon regulatory approval, intends to distribute a self-service terminal station that would allow players to place wagers on race and sports events, watch live videos of race and sport events and to play any one of a number of video slot games, keno or other games. This new terminal would allow race and sports books to be open 24 hours a day, seven days a week. The Company's products are capable of concurrently operating race and sports books and MEGA$PORTS(R) from a single system. The advantages of such terminals include multiple data applications over a single communication line and lower overall costs for each product.

     In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. Upon approval, Mega$ports will become a wholly owned subsidiary of the Company. The Company will continue to distribute and maintain MEGA$PORTS(R), which offers opportunities for sports wagering by creating pari-mutuel pools on sporting events.


     MEGA$PORTS(R) combines the interest of sporting events with the potential for larger pari-mutuel payoffs. This allows customers two distinct types of wagering. Daily wagering called "Mega-Picks", on a wide variety of possibilities such as, highest scorer in professional basketball; football team to score the most or least points; quarterback to pass for the most yards; and other unique possibilities. Any event with a field of players serves as an opportunity to accept wagers. Weekly multiple proposition, such as Mega$ports Pick "22" and Pick "10" MEGACARDS(R) invite customers to pick all professional football winners, all professional basketball winners, or a combination of winners ranging between 14-22 events over a specified time period. Mega$ports Pick "22" jackpots begin at $1,000,000 and increased progressively as tickets are sold.

     In the past, pari-mutuel wagering systems have been used exclusively for race wagering. For sports bettors, the concept of pari-mutuel sports wagering is vastly different when compared to types of wagers offered by traditional sports books. The acceptance, by bettors, of pari-mutuel sports wagering in the state of Nevada has been slower than anticipated. The Company believes that continued exposure of Mega$ports products to the sports wagering market will prompt greater acceptance and allow bettors to enjoy new ways to wager on sporting events. A cost reduction program and the restructuring of Mega$ports during the Fiscal Year ended January 31, 1999 was completed. There can be no assurance that the increased acceptance of pari-mutuel sports wagering by the public or the reduction of costs of Mega$ports will result in the profitability of Mega$ports.

Casino Operations

     In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years. The casino will serve as the Company's principal gaming location due to licensing requirements. The Company will continue to offer promotions in an attempt to gain increased play of local customers.

Discontinued Operations

     On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American wagering, Inc. In the Company's accompanying consolidated financial statements as of and for the fiscal years ended January 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. In conjunction with the sale of the Hotel facility, the Company intends to leaseback and continue to operate the casino for up to two years. The ground lease between the Company and the owner of the land underlying the Hotel/Casino is the subject of certain litigation. (See "Legal Proceedings").



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


     Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 46 non-restricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.


     The Company is registered in Nevada as a publicly traded corporation; and as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's, without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Leroy's have received, from the Nevada Gaming Authorities, various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

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

     A beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

     Any person who fails, or refuses to, apply for a finding of suitability, or a license within thirty (30) days after being ordered to do so by the Commission, or the Chairman of the Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the registered corporation's stockholders for the purposes of acquiring control of the registered corporation.

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

     Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "Licensees") and who propose to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his participation in such foreign gaming. Due to the Company's establishment of its Internet wagering operation in Australia, the Company has filed the appropriate foreign gaming reports and has established the required revolving fund. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow the Company to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

Interstate Sports Wagering

     Sports wagering is legal in Nevada, and numerous foreign jurisdictions, including Canada, Mexico and Australia. Pursuant to the Professional and Amateur Sports Protection Act - (hereinafter referred to as the "Sports Act"), which was effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act") also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

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

     On March 19, 1997 a bill entitled the "Internet Gambling Prohibition Act of 1997" was introduced in Congress. Since its introduction the bill has been amended several times. However, the general prohibitions of the draft legislation would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If this bill becomes law, the Company's ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted. The Company does not accept wagers through the Internet from persons in the United States.

     Australia

     The Company's wholly owned subsidiary Mega$ports (ACT) Pty Limited("Mega$ports ACT") is incorporated in the Australian Capital Territory ("ACT") pursuant to the laws of Australia as a company limited by shares. Mega$ports ACT is subject to the Corporations Law of Australia (a Federal law) and is regulated by the Australian Securities Commission insofar as its obligations as a company are concerned. The Bookmakers Act of the ACT provides the regulatory regime for licensed bookmakers. Mega$ports ACT hold Sports Betting license number 5 issued by the Bookmakers Licensing Committee ("BLC"). The BLC is established and governed by Division 2 of Part II of the Bookmakers Act. Sports betting is governed by Part IIIA of the Bookmakers Act. A Determination is subordinate legislation which is governed by the Subordinate Laws Act of the ACT. The BLC is the authority which issues licenses. It must be satisfied that the Directors and shareholders holding more than 5% satisfy the Suitability Requirements specified in the Act. The Directors of Mega$ports have satisfied the BLC of their suitability. They must, however continue to satisfy these requirements. If not, the license will be cancelled. The Bookmakers Act provides for the method of operations that a licensed bookmaker must adhere to. These include: (1) the acceptance of wagers only in venues approved by the Minister for Sport, (2) the Minister of Sport determines the rules for sports betting,(3) the Minister of Sport determines the maximum number of licenses to be issued, (4) a sports betting license may only be granted to a company if one director holds a bookmakers license and (5) the period of the license may not exceed 15 years.

     The Minister of Sport is empowered by the Bookmakers Act to make Determinations which have the status and force of law. Since the commencement of the Act, the Minister has made a number of Determinations. Each Determination made by the Minister has the status of subordinate legislation. A Determination becomes law when it is published in the Government Gazette. A Determination is subject to disallowance by the Assembly.


Competition

     There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas area and throughout Nevada. There are currently 145 sports books in Nevada, of which the Company owns and operates 46. Virtually all of the major casinos in Nevada have sports and race books and keno parlors, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. There are currently approximately 130 keno parlor locations throughout the State. The Company's inter-casino linked keno system will compete with other distributors of keno systems in Nevada, other keno system games and other casino-linked games, including progressive slot machines. Some of these competitors are larger and have greater access to capital resources than the Company. In the international market, there are over 140 web sites, that offer some type of gambling. Mega$ports (ACT) will be competing for sports wagers with many of them. Online sports wagering has been in existence for over 20 years in Europe, the Carribean, Australia and other jurisdictions outside the United States. The Hotel/Casino faces competition from all other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, west of the Las Vegas Strip and in downtown Las Vegas. The Hotel/Casino is substantially smaller than Las Vegas's premier "mega-resort" and casino hotels, such as the MGM Grand, Luxor, Excalibur, Tropicana and Bally's and derives a significant portion of its demand from mega-resort overflow. Hotel room inventory in Las Vegas expanded to 110,000 rooms in 1998, a significant increase that will further increase competition. The Hotel/Casino directly competes with a number of other operations targeted to local residents as well as with gaming facilities not related to hotels.

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

Employees

     The Company has approximately 293 full and part-time employees, 151 of which are employees of Leroy's, 86 of which are employees of LHC, 43 of which are employees of CBS and 13 are employed by the Company. No employees of the Company are currently represented by a labor union. The Company does not currently know whether or to what extent, if any, its employees will in the future be governed by collective bargaining agreements.

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


Item 2. Properties

     The Company's corporate offices and central computer operations and CBS' operations are located in a facility of 29,250 square feet at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company's subsidiary, CBS. CBS is a debtor under a loan of which approximately $1.9 million is outstanding as of January 31, 1999. The loan accrues interest at an 8% annual rate, is due in full on September 2015 and is secured by a deed of trust and assignment of leases and rents in favor of the lender. The Company has guaranteed CBS' obligations under the loan.

     The Company retains its main sports and race book license at the Hotel/Casino and operates 45 other sports books at locations in major metropolitan areas in Nevada (of which 22 are located in the Las Vegas area and 12 in the Reno area, with 11 others located in cities throughout the State of Nevada, including Laughlin, Elko, Mesquite and Jackpot). The Company is a lessee at each location.

     At its satellite sports book locations, the Company leases between 80 to 300 square feet from the casinos in which it operates for monthly fees. Satellite location leases vary from one-year to six-year terms (except one which is on a month to month basis) with automatic one-year extensions unless either party gives ninety days prior notice of termination. Total rental expense under the leases was approximately $426,000 and $456,000 for the years ended January 31, 1999 and 1998, respectively.

     LHC leases the real property on which the Hotel/Casino is located pursuant to an 80-year ground lease of which 60 years are remaining. The method of calculation of percentage rent with respect to gross gaming revenues under the lease is the subject of certain litigation. See "Legal Proceedings." LHC also is the debtor under a loan, of which approximately $2.4 million of principal is outstanding as of January 31, 1999. The loan accrues interest at a current annual rate of 9.5%, is due in full on April 5, 2001 and is secured by a deed of trust, assignment of rents and security agreement in favor of the lender.

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

     On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to the lawsuit. The District Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. The District Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. On September 5, 1997, the Company tendered the entire judgement of $735,910 which included interest to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. The declaratory judgement of the District Court is not final. On September 19, 1997, Racusin filed a Notice of Appeal with the Court of Appeals. On March 16, 1999, the Court of Appeals vacated the District Court's decision and ordered that a jury trial be conducted.

Ground Lease

     On March 31, 1997, James A. Rissler and Patricia R. Rissler ("Landlord") pursuant to the ground lease between LHC and the Landlord by which the Company leases the real property on which the Hotel/Casino is located, filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada. The Landlord requested that the amounts paid to Jackpot for its operation of the slot machines in the Hotel/Casino is not deductible in calculating the gross gaming revenues for purpose of determining the rent payable by LHC to the Landlord under the Lease. The specific language of the Lease provides that LHC (as the tenant under the Lease) pay the Landlord additional monthly rent of 5% of (i) the rental paid by a gaming entity (a subtenant, concessionaire or assignee of LHC) to LHC, or (ii) the gross gaming revenue received in or on the premises, whichever is applicable, or if both are applicable, whichever is greater.

     The Landlord's position is that any payments made to Jackpot for operation of the slot machines is not permitted to be deducted prior to calculating the amount due as additional rent to the Landlord under the Lease. Pursuant to the original complaint, the Landlord requested approximately $12,500 of additional rent that is due from July 1996 through December 1997 and future additional rent as it may come due pursuant to the Landlord's calculation. The Landlord further claims that additional rent of $7,624 is owed related to hotel room sales revenues from non-taxed entities.

     The Company believes that the Landlord is only entitled to receive 5% of the gross gaming revenues received by LHC. The Landlord has been paid 5% of the gross gaming revenues received by LHC and its predecessors without objection for the past 18 years under the Lease. The Company believes that the Landlord waived any objection to the method of calculation of the percentage rent by its inaction during the prior 18 years and the execution of estoppel certificates at the time of the acquisition of the Hotel/Casino by the Company in May 1996.

     The Landlord also seeks reimbursement of approximately $16,500 for the Landlord's attorney's fees and the Company disputes it is required to reimburse the Landlord for such fees.

     On March 17, 1998 the court held that the Landlord is entitled to be paid from LHC 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino and ordered LHC to pay $36,523. The Company filed an appeal to this order with the Nevada Supreme Court. The appeal is pending.

Autotote Systems, Inc.

     On March 3, 1998, AWI and Computerized Bookmaking Systems ("CBS") filed a Motion for Preliminary Injunction in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin Autotote from reproducing or installing any part of the CBS Race and Sports Book Software ("CBS Software") in terminals used outside of Mexico; using or permitting the use of the CBS software, including the source code therefore, and employing or hiring James Connolly ("Connolly") for a period of five years from the date of the closing in the Autotote/CBS stock transfer agreement. In addition AWI and CBS asked for damages for the alleged breach by Autotote and ASI of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement all of which were executed by the parties on October 25, 1996 (collectively the "Agreements") and for the infringement by Autotote and ASI of CBS' copyright interest in, and the misappropriation and conversion of CBS' race and sports book software. On March 3, 1998 Judge Howard McKibben entered a temporary restraining order granting the requested relief until March 13, 1998. On March 13, 1998, a preliminary injunction hearing was held before Judge McKibben during which the parties stipulated, and the court subsequently ordered the following: there would be (1) no sale or transfer of the CBS Software by Autotote, (2) no sale or transfer of a derivative work of such software by Autotote without ten
(10) days prior notice to AWI, in writing identifying the transferee, the date of the transfer and the functionality of the derivative work, (3) no transfer by Autotote of the CBS Software or source code, nor would Autotote copy or modify the CBS Software or source code, except to the extent permitted by contract, and
(4) a diligent effort shall be made by Autotote to retrieve any CBS software which has been transferred pursuant to the terms of the contract. Based upon the foregoing, the judge denied the motion for preliminary injunction without prejudice, and indicated that AWI could renew the motion in the event Autotote attempted to copy or modify the CBS software.

     On April 15, 1998, Autotote and ASI filed a counterclaim against AWI and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded on the grounds that there was a failure of consideration, failure of meeting of the minds, mutual mistake, lack of an intent to perform and impossibility of performance. In addition, Autotote and ASI asked the Court to award damages for AWI and CBS' alleged breach of certain of the Agreements, and for fraud, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with prospective economic advantage, false light and libel. Autotote and ASI requested the Court to award compensatory damages in excess of $75,000 plus interest, and punitive damages. This litigation is now in the discovery phase. The parties have reached a tentative settlement agreement. Settlement documents have been drafted, but have not yet been executed. This litigation has been suspended pending the potential settlement of this matter.


Imagineering Systems, Inc.

     In September, 1997, the Company and the individual shareholders of Imagineering Systems, Inc. ("ISI") entered into a purchase agreement pursuant to which the Company would acquire all of the shares of ISI. While the Company was conducting its due diligence investigation on the proposed transaction, the Company loaned ISI $76,583 to fund cash shortfalls of ISI. The acquisition of ISI was not completed and ISI failed to repay the loans made by the Company. The Company did not complete the acquisition because of material misrepresentations and omissions of facts made by the shareholders. On October 21, 1998, ISI filed a civil complaint against the Company in the Second Judicial District in Washoe County, Nevada claiming, among other things, breach of contract, breach of prospective economic advantage, and breach of fiduciary duty. On November 9, 1998, the Company brought an action in Clark County Court against ISI to recover such loans. The Second Judicial District granted the demand of the Company for venue to be transferred to Clark County and the parties agreed that the Washoe matter would be dismissed and those causes asserted as a Counterclaim to the Company's complaint. ISI has recently served its Answer and Counterclaim and discovery will commence shortly.

Other

     The Company is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it. The Company maintains insurance coverage's including property, workers' compensation and general liability insurance which is considered adequate for the size of the Company and the nature of its business. Management does not believe the outcome of above described proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

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

Quarter Ended                               High                       Low
-----------------                          ------                     -----
April 30, 1998                              7 1/4                     4 7/8
July 31, 1998                               7 1/4                     4 1/2
October 31, 1998                            5 7/16                    3 3/4
January 31, 1999                           10 1/2                     4 1/4


Quarter Ended                                High                       Low
-----------------                          ------                     -----
April 30, 1997                             11 3/4                     7 1/2
July 31, 1997                              12 5/8                     7 3/4
October 31, 1997                           11                         7 3/4
January 31, 1998                            9 3/8                     5



     The approximate number of record holders of shares of the common stock of the Company outstanding as of April 22, 1999 was 52. No cash dividends have been declared or paid on the Company's common stock.

     On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an Asset Purchase Agreement between the Company and ACS. The Company paid $500,000 in cash to ACS and agreed to pay the remaining purchase price of $250,000 in the Company's common stock upon satisfaction of certain conditions. On December 30, 1998, the Company issued 44,780 shares of the Company's common stock to the principal of ACS at a price of $5.58 per share in satisfaction of the $250,000 obligation. Such sale of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the common stock was sold to a single person whom the Company believed was a sophisticated investor and who was purchasing for investment without a view to further distribution.


     On December 9, 1998, the Company sold an aggregate of 18,924 shares of its Series A Preferred Stock at $100 per share to Victor Salerno, the President, Chief Executive Officer and a director of the Company, and Judith Salerno in full payment of $1,892,400 of the Company's outstanding shareholder notes. See "Certain Transactions." Such sale of preferred stock was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, because the preferred stock was sold to two accredited investors who purchased for investment in a transaction which otherwise satisfied the requirements of Rule 506.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal Year ended January 31, 1999 compared to the Fiscal Year ended January 31, 1998.

     Revenues for the Fiscal Year ended January 31, 1999, were $9,892,000, an increase of $591,000 or 6.4% from revenues of $9,301,000 for the Fiscal Year ended January 31,1998. The increase was principally attributed to additional Wagering revenues of $323,000, additional Systems revenues of $196,000 and additional Casino revenues of $72,000. Operating income before depreciation and amortization was $173,000 for the Fiscal Year ended January 31, 1999. Operating income before depreciation and amortization increased by $859,000 or 125.1% for the Fiscal Year ended January 31, 1999 compared to a loss of $687,000 for the Fiscal Year ended January 31, 1998. This improvement was primarily due to increased Sports book revenues of $323,000 and lower Sports book costs of $893,000 including a reduction in marketing expenses of $603,000. In addition Operating income before depreciation and amortization was impacted favorably by the operating results of the Casino of $143,000 and Systems operations of $21,000. Offsetting the improvement in Operating income before depreciation and amortization between fiscal years was combined start up costs of $318,000 related to Keno and Mega$ports Australia and increased corporate costs of $81,000.

Wagering Operations

     Revenues from Sports book wagering were $6,090,000 for the Fiscal Year ended January 31, 1999, an increase of $323,000 or 5.6% from revenues of $5,767,000 for the Fiscal Year ended January 31, 1998. The increase was due to a 15.8% increase in Handle (the total amount wagered at the Company's sports and race books) and relatively no change in net win percentage (revenues divided by handle) between years. Handle of $108,412,000 for the Fiscal Year ended January 31, 1999 increased by $14,791,000 from Handle of $93,621,000 for the Fiscal Year ended January 31, 1998. The increase in Handle was due primarily to a net increase of five sports book locations. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Pari-mutuel wagering revenues increased by $133,000 from the prior fiscal year as wagering volume increased. Operating costs decreased by $817,000 due primarily to a reduction in marketing costs of $575,000 and legal costs and repair and maintenance expenses of $183,000. Mega$ports (ACT) incurred $101,000 in start up costs.

Casino Operations

     Revenues from Casino operations were $644,000 for the Fiscal Year ended January 31, 1999, an increase of $72,000 or 12.6% from revenues of $572,000 for the Fiscal Year ended January 31, 1998. The increase was principally attributed to increased slot play of local customers. Operating costs decreased by $71,000 or 12.4% for the Fiscal Year ended January 31, 1999 compared to the Fiscal Year ended January 31, 1998. The decrease is due to lower legal and labor costs.

Systems Operations

     Revenues from Systems operations were $3,158,000 for the Fiscal Year ended January 31, 1999, an increase of $196,000 or 6.6% from revenues of $2,962,000 for the Fiscal Year ended January 31, 1998. The increase was principally attributed to increased sales of Sports and Hotel Systems. Sports Systems and Hotel Systems, which began operations in July 1998 and are partly owned, generated revenues of $227,000 and incurred operating costs of $147,000 during the Fiscal Year ended January 31, 1999. Revenues from CBS decreased by $32,000 between fiscal years due primarily to lower maintenance contract revenues. CBS operating costs increased by $112,000 or 4.7% compared to the prior fiscal year due to increases in labor related costs, legal costs and spare parts costs.

Keno Operations

     Keno was formed in June 1998 and the Company estimates it will begin operations in June 1999. During the Fiscal Year ended January 31, 1999, Keno incurred costs of $217,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

     Direct costs of $6,318,000 for the Fiscal Year ended January 31, 1999 decreased by $492,000 or 7.2% from direct costs of $6,810,000 for the Fiscal Year ended January 31, 1998 due principally to reduced marketing costs.

Research and Development Costs

     Research and development costs of $575,000 for the Fiscal Year ended January 31, 1999 decreased by $19,000 or 3.2% from research and development costs of $594,000 for the Fiscal Year ended January 31, 1998 due principally to reduced outside development costs associated with a new wagering terminal.

Selling, General and Administrative Costs

     Selling, general and administrative costs of $2,827,000 for the Fiscal Year ended January 31, 1999 increased by $245,000 or 9.5% from selling, general and administrative costs of $2,582,000 for the Fiscal Year ended January 31, 1998. The increase is due principally to higher labor related costs, professional services and costs associated with the terminated acquisition of Imagineering Systems, Inc.

Restructuring Expenses

     Restructuring expenses were $489,000 for the Fiscal Year ended 1998. Restructing expenses in fiscal 1998 included the write-off of the Mega$ports(R) joint venture investment balance of $461,000 and severance payments related to the reduction of personnel of $25,000.

Impairment Loss for Long-Lived Assets

     The impairment loss for long-lived assets was $3,354,000 for the Fiscal Year ended 1998. The charge was principally attributed to the impairment loss for long-lived assets related to the hotel, food and beverage operations which are being held for sale.

Depreciation and Amortization

     Depreciation and amortization was $766,000 for the Fiscal Year ended 1999, an increase of $108,000 or 16.4% from depreciation and amortization of $658,000 for the Fiscal Year ended 1998. Amortization expense increased by $40,000 due to the acquisition of intangible assets of ACS. Depreciation expense increased by $68,000 due primarily to new capital equipment purchases by Wagering operations to support new sports book locations.

Interest and Other Income

     Interest and Other Income of $126,000 for Fiscal Year ended 1999, decreased by $295,000 or 70.1% from interest and other income of $421,000 in the Fiscal Year ended 1998. The reduction is principally due to a decrease in short-term investment income.

Interest Expense

     Interest Expense of $322,000 for Fiscal Year ended 1999 decreased by $129,000 or 28.7% from interest expense of $451,000 in the Fiscal Year ended 1998. The decrease is principally due to the interest paid in connection with the Racusin litigation during the Fiscal Year ended January 31, 1998.

Equity in Loss from Joint Venture

     Equity in loss from joint venture of $786,000 for Fiscal Year ended 1999, decreased by $1,006,000 or 56.1% from $1,792,000 in the Fiscal Year ended 1998. The decrease between fiscal years was principally due to the restructuring of the Mega$ports joint venture to match current business activity resulting in reductions in marketing and labor costs.

Net loss from Continuing Operations

     The net loss from continuing operations of $1,571,000 for Fiscal Year ended 1999, decreased by $5,408,000 or 77.5% from $6,979,000 in the Fiscal Year ended 1998. The decrease between fiscal years was principally due to an increase in revenues and decreases in the equity in loss from joint venture, impairment of long-lived assets, restructuring, and direct costs.

Discontinued Operations

Hotel, Food and Beverage Operations

     On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American wagering, Inc. In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. Revenues from hotel, food and beverage operations of $3,304,000 for the Fiscal Year ended 1999 decreased by $4,000 as compared to revenues of $3,308,000 for the Fiscal Year ended 1998. Operating costs associated with hotel, food and beverage operations were $3,305,000 for the Fiscal Year ended 1999, a decrease of $364,000 or 10.0% as compared to costs of $3,669,000 for the Fiscal Year ended 1998. The decrease in operating costs is principally attributed to reduced marketing and labor related costs.

Liquidity and Capital Resources

     As of January 31, 1999, there was a deficit in working capital of $326,000. Cash used in operating activities was $201,000 for the Fiscal Year ended 1999 compared to cash used in operating activities of $439,000 for the Fiscal Year ended 1998. Net cash provided by investing activities was $2,682,000 for the Fiscal Year ended 1999 compared to cash provided by investing activities of $197,000 for the Fiscal Year ended 1998. The increase is principally attributed to the liquidation of short-term investments. Net cash used in financing activities amounted to $1,497,000 for the Fiscal Year ended January 31, 1999 compared to net cash used in financing activities of $941,000 for the Fiscal Year ended January 31, 1998. This increase is principally due to the repayment of long-term debt. The Company paid $541,000 in shareholder notes and $480,000 for the balance of a note due to Pioneer Citizens Bank of Nevada which was borrowed in March 1995 and loaned to LHC to acquire the initial 50% of the Hotel/Casino. The Company also purchased 61,100 shares of its common stock for an aggregate amount of $327,000 to be held in treasury.

     Prior to the Reorganization, Leroy's was an S Corporation under the Internal Revenue Code. On March 21, 1996 Leroy's made cash distributions to the original stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed, $2,433,124 was loaned back to Leroy's by the original stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. Of the $2,433,124 outstanding on January 31, 1998, $540,700 in the aggregate was repayable to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at an annual rate of prime plus 1/2%. Of the remaining balance, $946,212 was due and payable to Victor Salerno on November 1, 1998 and $946,212 to Judith Salerno on May 1,1999 pursuant to restated stockholder notes bearing interest at an annual rate of prime plus 1/2%. On May 1, 1998, $540,700 in the aggregate was paid by the Company to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to the restated stockholder notes. On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

     In March 1995 Leroy's borrowed approximately $1,200,000 from Pioneer Citizen's Bank of Nevada, which was loaned to LHC to acquire the initial 50% in the Hotel/Casino. The loan was repaid on March 31, 1998.

     LHC, reported as part of the discontinued operations, is a debtor under a loan (outstanding principal of $2,364,000 as of January 31, 1999) from American Bank of Commerce ("Bank") secured by a deed of trust, assignment of rents and security agreement with respect to the Hotel/Casino. The loan bears a variable annual interest rate and matures on April 5, 2001. The current annual interest rate on the loan is 9.5%. Leroy's has guaranteed payment of all indebtedness under the loan.

     CBS is a debtor under a loan (outstanding principal of $1,937,000 as of January 31, 1999) from Standard Life and Accident Insurance Company secured by a deed of trust and assignment of rents and leases with respect to the Company's corporate office building. The loan bears interest at an annual rate of 8% and is due September 2015. The Company has guaranteed CBS' obligations under the loan.

     On March 17, 1998, the Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at January 31, 1999, 61,100 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

     Management believes that the Company will be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows.

     The Company has expanded its sports wagering activities to Australia and is exploring other jurisdictions outside of the United States to expand its sports wagering and keno business lines. The level of customer acceptance for the Company's sports wagering and keno products in these new jurisdictions is undetermined. Establishing these operations may require initial investments of several hundred thousand dollars. If the required investments cannot be funded through current operations, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

National Gambling Impact Study Commission

     Congress has created the National Gambling Impact Study Commission comprised of nine individuals appointed by the President. The general duty of the Commission is to conduct a comprehensive legal and factual study of the gambling industry in the United States, to review existing Federal, State and local policy and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of the Commission on the Company and its operations as the Commission could propose legislation and actions that may materially adversely affect the Company's business.

Recently Issued Accounting Standards

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131".)

Year 2000

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

     The Company utilizes computer systems in virtually all aspects of its business. In particular, Year 2000 problems in wagering systems at the properties in which the Company or its customers utilize computer systems could disrupt operations at the affected properties and may have a material adverse impact on the Company's operating results. The Company is also exposed to the risk that one or more of its suppliers could experience Year 2000 problems that impact the ability of such suppliers to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities or telephone communications, could, depending on the extent of the disruption, have a material adverse impact on the Company's operations. Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic back-ups daily and the Company's employees are trained in the restoration and use of these back-ups.

     The Company has established a compliance program to assess the impact and formulate corrective actions regarding the Year 2000 issue. Where important to the Company's business, inquiries are being made of the third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and if a third party Year 2000 problem is detected, alternatives are being developed. The Company believes that a substantial majority of its systems are currently Year 2000 compliant. The Company has completed the process of assessing both the internal readiness of its computer systems and the compliance of its currently offered computer products and software to customers for handling the year 2000 problem. The Company has started installations of customer upgrades to address the compliance of its computer products and software. It is the Company's goal to have all currently offered systems Year 2000 compliant by the end of the third quarter. All existing installations of currently offered systems will be upgraded, if necessary, to meet Year 2000 compliance as part of the existing maintenance contract requirements. The Company does not intend to assess the readiness of non-current products that are not currently offered to customers. The Company has contacted its customers that are operating non-current systems and communicated to them that the systems they are using are not Year 2000 compliant and that the Company does not intend to upgrade these systems. The Company has offered these customers solutions which include the purchase of a new system which is Year 2000 compliant. The Company has not yet developed a comprehensive contingency plan, although as previously mentioned all critical systems are currently backed up daily and can be restored if necessary. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

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

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


Item 7.   Financial Statements

          Report of Independent Public Accountants.                        28


          Consolidated Balance Sheets as of January 31, 1999 and 1998.     29

          Consolidated Statements of Operations for the years ended
          January 31, 1999, and 1998.                                      30

          Consolidated Statements of Stockholders' Equity for the years
          ended January 31, 1999, and 1998.                                31

          Consolidated Statements of Cash Flows for the years ended
          January 31, 1999, and 1998.                                      32


          Notes to Consolidated Financial Statements.                      34-50


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                The directors and executive officers of the Company are as follows:

Name                           Age    Position
----------------------------   ---    ----------------------------------------

Victor J. Salerno...........   55     President, Chief Executive Officer and
                                      Director

Robert D. Ciunci............   52     Chief Operating Officer, Chief Financial
                                      Officer, Executive Vice President and
                                      Director

Michael Merillat............   48     Vice President, Secretary and Director

Robert R. Barengo...........   57     Director

Philip P. Hannifin..........   64     Director



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

     Robert R. Barengo has been a Director of the Company since its inception. Mr. Barengo has been a Director of Leroy's since February 1992. He has been an attorney in private practice since 1972. Mr. Barengo was Speaker Pro Tempore and Speaker of Nevada's Assembly from 1978 to 1983. Mr. Barengo has been a director of the Riviera Holdings Corporation and the Riviera Hotel and Casino since 1992. Since 1993, Mr. Barengo has been President and the sole shareholder of Silver State Disseminators Company, a company licensed by Nevada gaming authorities to disseminate racing information in the State of Nevada. Since 1993, Mr. Barengo has been Chairman of the Nevada Dairy Commission. Mr. Barengo is a member of the Audit, Compensation, Stock Option and Compliance Committee of the Company's Board of Directors.

     Philip P. Hannifin has been a Director of the Company since June 24, 1998. Mr. Hannifin was a director of the Riviera Holdings Corporation and the Riviera Operating Company from February 1993 until June 1998. Mr. Hannifin was a Director from 1986 to 1995 and since 1991 has been an Executive Vice-President of Fitzgerald's Reno, Inc. (a casino/hotel operator). From 1987 to 1990, Mr. Hannifin was a Director and Executive Vice-President of MGM Grand, Inc. (a casino/hotel operator). From January 1971 to September 1977, Mr. Hannifin was chairman of the Nevada Gaming Control Board. Mr. Hannifin is a member of the Audit, Compensation and Stock Option Committees of the Company's Board of Directors.

Item 10. Executive Compensation


     The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 1999 ("named executive officer"):



                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                Long term
                                          -------------------               Compensation
                                                                               Awards

Name and                   Fiscal Year Ended                            Number of Securities
Principal Position           January 31,     Salary        Bonus ($)    Underlying Options(1)
------------------           ----------      ------        ---------    ---------------------

Victor J. Salerno             1999          $200,000             0                 0
President and Chief           1998          $200,000         9,391                 0
Executive Officer             1997          $208,000        39,604                 0

Robert D. Ciunci              1999          $134,154             0                 0
Chief Operating Officer,      1998          $110,000         6,261                 0
Chief Financial Officer &     1997          $110,000        31,262            50,000
Executive Vice President


1. Represents options granted under the Company's 1995 Stock Option Plan.
   Mr. Salerno and Mr. Ciunci were not granted options during the fiscal years ended January 31, 1999 and January 31, 1998.


     The following table sets forth the number of exercisable and unexercisable options as of January 31, 1999, and the value of such options for the Chief Executive Officer and the named executive officer.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION VALUES

(a)               (b)               (c)              (d)                                (e)
- ------------------------------------------------------------------------------------------------------------
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
Ciunci

(1)  Options become exercisable on August 22, 1999 and expire on August 22,
     2004.

Director's Compensation

     Directors who are not employees or consultants of the Company receive a fee of $2,000 plus travel expenses for each Board meeting they attend.

     During the fiscal year ended January 31, 1999, pursuant to the Company's Directors' Stock Option Plan, options to purchase, respectively, 400 and 300 shares of the Company's Common Stock at an exercise price of $6.56 per share were granted to Messrs. Barengo and Hannifin. These options are fully exercisable on January 31, 2000 and expire on January 31, 2009. On June 24, 1998, as compensation for services as a director to be performed for the Company for the year ended January 31, 1999, the Company granted Mr. Hannifin options to purchase 2000 shares of the Company's Common Stock, at an exercise price of $5.89 per share, the fair market value of the Common Stock on the grant date.

Employment Agreements

     On May 10, 1996, the Company entered into employment agreements with Victor Salerno and Robert Ciunci. Each agreement has a five-year initial term and automatically renews for one-year periods unless either party gives the other sixty (60) days written notice to terminate prior to the expiration of the current term. On June 11, 1998, Mr. Ciunci's employment agreement was amended to increase his base salary.


     Pursuant to his employment agreement, Mr. Salerno is employed as the President and Chief Executive Officer of the Company for a base salary of $200,000 per year ("Base Salary"). In addition, Mr. Salerno is entitled to receive a performance bonus each calendar year ("Performance Bonus") equal to 5% of the Company's Pre-Tax Earnings (as defined in the agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof, the Company has agreed to pay as termination benefits to Mr. Salerno a continuation of his Base Salary, Performance Bonus and all other benefits under the agreement for the remainder of the then outstanding term. In the event Mr. Salerno dies or becomes disabled (as defined in the agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Salerno is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.


     Pursuant to his employment agreement, Mr. Ciunci is employed as the Chief Financial Officer and Executive Vice President of the Company for a base salary ("Base Salary") of $150,000 per year plus a performance bonus ("Performance Bonus") each calendar year equal to 3% of the Company's Pre-Tax Earnings (as defined in the agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof or there is a "Change of Control" or "Constructive Termination," the Company has agreed to pay to Mr. Ciunci, as termination benefits, a continuation of his Base Salary, Performance Bonus and all other benefits under the agreement for the remainder of the then outstanding term. A Change of Control occurs when a substantial portion of the assets of the Company is transferred, exchanged or sold to a non-affiliated third party or any person other than Mr. Salerno becomes the owner of securities of the Company representing 35% or more of the combined voting power of the Company's securities then outstanding. A Constructive Termination occurs when Mr. Ciunci is not re-appointed or re-elected to the position of Executive Vice President and Chief Financial Officer or if there is a change of his duties inconsistent with such offices. In the event Mr. Ciunci dies or becomes disabled (as defined in the agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Ciunci is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, at April 22, 1999, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of April 22, 1999, such as upon the exercise of options or warrants.

Name and Address                                           Number of Shares                         Percentage
----------------                                           ----------------                         ----------
Victor J. Salerno                                            1,949,600                                   24.92%
675 Grier Drive
Las Vegas, Nevada 89119

Robert D. Ciunci                                               109,600(2)                                 1.40%
675 Grier Drive
Las Vegas, Nevada 89119

Michael Merillat                                               210,000(2)                                 2.68%
675 Grier Drive
Las Vegas, Nevada 89119

Robert Barengo                                                 525,800(1)                                 6.72%
675 Grier Drive
Las Vegas, Nevada 89119

Philip P. Hannifin                                                  --(3)                                 --
675 Grier Drive
Las Vegas, Nevada 89119

Judy Salerno                                                 1,942,500                                   24.83%
675 Grier Drive
Las Vegas, Nevada 89119

All directors and executive officers                         2,795,000                                   35.72%
as a group (5 persons)

(1) Includes 525,000 shares held jointly with Mr. Barengo's wife. Includes 400 shares which may only be issued upon the exercise of stock options after January 31, 1998 and 400 shares which may only be issued upon the exercise of stock options after January 31, 1999 but does not include 400 shares which may only be issued upon the exercise of stock options after January 31, 2000.

(2) Does not include 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.

(3) Does not include 2,000 shares which may only be issued upon exercise of stock options after June 24, 1999 or 300 shares which may only be issued upon the exercise of stock options after January 31, 2000.

Item 12. Certain Transactions

     Prior to the Reorganization, Leroy's was an S Corporation under the Internal Revenue Code. On March 21, 1996 Leroy's made cash distributions to the original stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed, $2,433,124 was loaned back to Leroy's by the original stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. Of the $2,433,124 outstanding on January 31, 1998, $540,700 in the aggregate was repayable to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at an annual rate of prime plus 1/2%. Of the remaining balance, $946,212 was due and payable to Victor Salerno on November 1, 1998 and $946,212 to Judith Salerno on May 1,1999 pursuant to restated stockholder notes bearing interest at an annual rate of prime plus 1/2%. On May 1, 1998, $540,700 in the aggregate was paid by the Company to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to the restated stockholder notes. On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

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

     Mr. Barengo is a director of the Riviera Hotel and Casino (the "Riviera"), at which the Company maintains one of its satellite sports book operations pursuant to a renewable one month lease for which the Company leases 200 square feet. The Company paid the Riviera rent of $211,259 and $158,654 for the years ended January 31, 1999 and 1998, respectively.

     CBS leases 2,000 square feet of office space to MEGA$PORTS, Inc. in the building owned by CBS. Lease payments made were $59,100 and $59,100 for the years ended January 31, 1999 and 1998, respectively.

     CBS leases 3,735 square feet of office space to a company of which Michael Roxborough, a former board member was an employee, in the building owned by CBS. Mr. Roxborough was a member of the Board of Directors of the Company until March 11, 1998 and was a 5% owner of the Company until June 1998. Lease payments made to CBS were $116,972 and $97,640 for the years ended January 31, 1999 and 1998, respectively.

     Mega$ports paid fees for odds-making services to a company where a Michael Roxborough, a former board member was an employee, in the building owned by CBS. Odds-making fees paid were $74,000 and $74,750 for the fiscal years ended January 31, 1999 and 1998, respectively.

     Leroy's paid fees for odds-making services to a company where a Michael Roxborough, a former board member was an employee, in the building owned by CBS. Odds-making fees paid were $19,200 and $19,829 for the fiscal years ended January 31, 1999 and 1998, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of American Wagering, Inc.:

     We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (a Nevada corporation) and subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31,1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.









                                                       ARTHUR ANDERSEN LLP





Las Vegas, Nevada
April 29, 1999

                             AMERICAN WAGERING, INC.

                           CONSOLIDATED BALANCE SHEETS

                         AS OF JANUARY 31, 1999 AND 1998


                           ASSETS
                                                                                     1999            1998
                                                                                 ------------    ------------
CURRENT ASSETS:
    Cash                                                                         $  3,076,563    $  2,092,894
    Short-term investments                                                            483,671       5,409,723
    Accounts receivable, net of allowance for doubtful accounts
     of $78,295 and $55,678                                                           172,046         333,660
    Inventories, net of obsolescence reserve of $56,825 and $188,225                  724,386         557,439
    Prepaid expenses and other current assets                                         544,212         451,347
                                                                                  -----------      ----------
TOTAL CURRENT ASSETS                                                                5,000,878       8,845,063

PROPERTY AND EQUIPMENT, net                                                         4,063,042       3,885,390

INTANGIBLE ASSETS, net                                                              1,238,890         628,184

DEPOSITS AND OTHER ASSETS                                                             388,765         280,157

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                     1,074,295       1,153,146
                                                                                  -----------      ----------
TOTAL ASSETS                                                                     $ 11,765,870    $ 14,791,940
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $     57,913    $    549,254
    Accounts payable                                                                  678,067       1,476,892
    Accrued expenses                                                                  718,932         860,710
    Unpaid winning tickets                                                          2,548,181       1,441,041
    Shareholder notes payable                                                             ---       1,486,912
    Other current liabilities                                                         707,612         583,090
    Net current liabilities of discontinued operations                                616,644       1,158,649
                                                                                   ----------      ----------
TOTAL CURRENT LIABILITIERS                                                          5,327,349       7,556,548
                                                                                   ----------      ----------
LONG-TERM DEBT:
    Shareholder notes payable                                                             ---         946,212
    Long-term debt, less current portion                                            1,879,237       1,942,239
                                                                                   ----------      ----------
TOTAL LONG-TERM DEBT                                                                1,879,237       2,888,451
                                                                                   ----------      ----------

MINORITY INTEREST                                                                      (3,380)            ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Series A Preferred stock - 10% cumulative;$.01 par value; authorized
     25,000,000 shares; issued and outstanding: 18,924 and 0 shares                 1,892,400             ---
    Common stock -- $.01 par value; authorized
     25,000,000 shares; issued and outstanding: 7,885,613 and 7,840,833                78,857          78,408
    Additional paid-in capital                                                     14,296,848      14,047,296
    Accumulated deficit                                                           (11,377,948)     (9,778,763)
     Less: treasury stock; at cost: 61,100 and 0 shares                              (327,493)            ---
                                                                                 ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                          4,562,664       4,346,941
                                                                                 ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 11,765,870    $ 14,791,940
                                                                                 ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

                                                                 1999                      1998
                                                                ------                    ------
REVENUES                                                      $ 9,891,818               $ 9,300,503

OPERATING COSTS AND EXPENSES:
         Direct costs                                           6,317,843                 6,810,336
         Research and development                                 574,524                   594,314
         Selling, general and administrative                    2,826,672                 2,582,411
         Restructuring Expenses                                       ---                   489,232
         Impairment of long-lived assets                              ---                 3,353,614
         Depreciation and amortization                            765,889                   658,216
                                                              -------------             -------------
TOTAL OPERATING COSTS AND EXPENSES                             10,484,928                14,488,123
                                                              -------------             -------------
OPERATING LOSS                                                   (593,110)               (5,187,620)

OTHER INCOME (EXPENSE):
         Interest income                                          125,281                   408,333
         Other income                                                 700                    12,301
         Minority Interest                                          3,380                       ---
         Equity in loss from joint venture                       (785,516)               (1,791,828)
         Interest expense                                        (321,533)                 (450,841)
                                                              ------------              -------------
TOTAL OTHER EXPENSE                                              (977,688)               (1,822,035)
                                                              ------------              -------------
LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION (BENEFIT) FOR INCOME TAXES              (1,570,798)               (7,009,655)

PROVISION (BENEFIT) FOR INCOME TAXES                                  ---                   (30,773)
                                                               ------------             -------------

LOSS FROM CONTINUING OPERATIONS                                (1,570,798)               (6,978,882)

DISCONTINUED OPERATIONS:

    Loss from discontinued operations                                 ---                (1,004,996)
    Loss on disposal of discontinued operations                       ---                  (861,606)
                                                               ------------             -------------
                                                                      ---                (1,866,602)
                                                               ------------             -------------
NET LOSS                                                       (1,570,798)               (8,845,484)

PREFERRED STOCK DIVIDEND REQUIREMENTS                             (28,387)                      ---
                                                               ------------             -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                     $(1,599,185)              $(8,845,484)
                                                              =============             =============

 .
BASIC AND DILUTED LOSS PER SHARE

    Loss from continuing operations                           $     (0.21)               $    (0.89)
                                                              =============             =============

    Loss from discontinued operations                         $       ---                $    (0.24)
                                                              =============             =============

    Net loss                                                  $     (0.21)               $    (1.13)
                                                              =============             =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

                       Preferred Stock         Common Stock           Treasury Stock
                      -----------------       --------------         ----------------
                                                                                                            Retained
                                                                                            Additional      Earnings
                      No. of                  No. of                 No. of                   Paid-in      (Accumulated     Total
                      Shares     Balance       Shares     Balance    Shares      Balance      Capital        Deficit)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January
31, 1997                --    $   --       7,837,500   $  78,375      --       $   --    $  14,686,208   $   (933,279)  $13,831,304

Stock Options
Exercised               --        --           3,333          33      --           --           27,463         --            27,496

Cost of Initial
Public Offering         --        --             --          --       --           --         (666,375)        --          (666,375)

Net Loss                --        --             --          --       --           --             --       (8,845,484)   (8,845,484)

------------------------------------------------------------------------------------------------------------------------------------
Balance, January
31, 1998                --    $   --       7,840,833   $  78,408      --      $   --     $  14,047,296  $  (9,778,763)   $4,346,941

Issuance of
Preferred stock       18,924   1,892,400         --          --       --          --              --           --         1,892,400

Purchase of
Treasury stock          --        --             --          --    (61,100)    (327,493)          --           --          (327,493)

Stock Issued
in Connection with
Acquisition             --        --          44,780         449      --          --           249,552         --           250,000

Net Loss                --        --             --          --       --          --              --       (1,599,185)   (1,599,185)

------------------------------------------------------------------------------------------------------------------------------------

Balance, January
31, 1999              18,924  $1,892,400   7,885,613   $   78,857  (61,100)   $(327,493) $  14,296,848  $ (11,377,948)   $4,562,664
====================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998


                                                                                            1999              1998
                                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                         $(1,599,185)      $(8,845,484)
     Adjustments to reconcile net loss to cash
         used in operating activities:
     Depreciation and amortization                                                        955,734           972,662
     Equity in loss from investment in
       joint venture                                                                      785,516         1,791,828
     Impairment of long-lived assets                                                          ---         3,353,614
     Discontinued operations                                                                  ---           861,606
     Minority interest                                                                     (3,380)              ---
     Valuation/Restructuring reserve                                                          ---           461,043
     Interest earned from short-term investments                                              ---          (327,547)
     Provision for doubtful accounts                                                       39,838           (60,461)
     Decrease (increase) in assets:
           Accounts receivable                                                            111,756             6,063
           Inventories                                                                   (162,550)         (272,841)
           Prepaid expenses and other current assets                                      124,235          (136,911)
     Increase (decrease) in liabilities:
           Accounts payable                                                            (1,068,442)          877,523
           Accrued expenses                                                              (628,965)          307,720
           Unpaid winning tickets                                                       1,107,140           513,174
           Other current liabilities                                                      137,062            58,989
                                                                                      -----------       -----------
Total adjustments                                                                       1,397,943         8,406,462
                                                                                      -----------       -----------

         Net cash used in operating activities                                           (201,241)         (439,022)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (777,849)       (1,055,831)
     Deposits and other assets                                                           (143,397)          325,021
     Contributions to joint venture                                                           ---        (2,630,860)
     Proceeds from joint venture partner                                                      ---         1,401,387
     Increase in investment in joint venture                                             (785,517)             ---
     (Increase) decrease in short-term investments                                      4,926,053         2,071,830
     Purchase assets of ACS                                                              (537,053)             ---
     Other                                                                                    ---            85,111
                                                                                      -----------       -----------
   Net cash provided by investing activities                                            2,682,237           196,658
                                                                                      -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in long-term debt                                             (1,169,834)         (302,505)
     Net proceeds from issuance of common stock                                              ---             27,496
     Initial public offering cost                                                            ---           (666,375)
     Purchase of treasury stock                                                          (327,493)             ---
                                                                                      -----------       -----------
         Net cash used in financing activities                                         (1,497,327)         (941,384)
                                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      983,669        (1,183,748)

CASH AND CASH EQUIVALENTS, beginning of period                                          2,092,894         3,276,642
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                              $ 3,076,563       $ 2,092,894
                                                                                      ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                                $   594,826       $   768,321
                                                                                      ===========       ===========
Cash paid (refunded) for income taxes                                                 $  (136,000)      $   136,000
                                                                                      ===========       ===========

                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN WAGERING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

                                  (Continued)


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Fiscal Year ended January 31, 1999 Transactions--

Redemption of shareholder notes totaling $1,892,424 for 18,924 shares of Series A Preferred Stock.

Issuance of $250,000 in Common Stock for ACS acquisition.


Fiscal Year ended January 31, 1998 Transactions--None



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1999


1.       Summary of Business and Significant Accounting Policies

         Summary of Business

         In August 1995, American Wagering Inc., a Nevada corporation, (the "Company") was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

         Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. The Company operates its main race and sports book located on the premises of LHC in Las Vegas, Nevada. Leroy's, through a central computer system located at its Las Vegas, Nevada headquarters, operates a statewide network of sports and race wagering facilities in 46 casinos. The Company leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments.

         The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports (ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel interactive wagers on the Internet from patrons around the world except the United States. In November 1998, the Company was issued a 15 year Sports Betting license from the Bookmakers Licensing Committee ("BLC") in the Australian Capital Territory ("ACT"). The Company began accepting wagers from non-Internet patrons within Australia in January 1999. The Company received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company believes it is the first Nevada licensed company to start an online gaming site.

         The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players the first state wide progressive keno game. On April 29, 1999 the Company received licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. The Company estimates it will begin operations at selected locations in June 1999 although there can be no assurance in that regard.

         LHC owns and operates a 150 room Howard Johnson's hotel (the "Hotel") located in Las Vegas, Nevada, and, through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant. Leroy's operates its main race and sports book on the premises of the Hotel. Additionally, Leroy's operates a 5,600 square foot casino containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines adjacent to the Hotel and restaurant (collectively the "Hotel/Casino").

         The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. (See Note 4).

         On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. and AWI Hotel Systems, Inc. were formed to hold the assets acquired from ACS. (See Note 15).

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the twelve months ended January 31, 1999 and 1998 the results of the hotel, food and beverage operations have been accounted for as discontinued operations (See Note 2). In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years.

         Restricted Cash and Short Term Investments

         The Company has approximately $65,000 in restricted cash related to its Australian operations which is required by local regulatory requirements.

         Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

         Inventories

         Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

         Depreciation and Amortization

         Property and equipment are depreciated by use of both the straight line and accelerated methods. The Company recorded a charge for depreciation expense of $573,699 and $506,420 and amortization expense of $192,189 and $151,796 for the fiscal years ended January 31, 1999 and 1998, respectively.

         Intangible Assets

         Intangible assets include the excess of the cost over the fair market value of net assets of acquired companies. Such costs are being amortized over the periods expected to be benefited or approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $371,407 and $195,050 at January 31, 1999 and 1998, respectively.

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

         Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." ("SFAS No. 121") SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. The continued negative cash flow from the hotel, food and beverage operations resulted in an impairment loss of $3,354,000 for fiscal year ended January 31, 1998 (See Note No. 6) which is included in the Statement of Operations as Impairment of long-lived assets.

         Revenue Recognition

         With respect to the Wagering segment, which includes sports book and Internet operations, in accordance with industry practice, the Company recognizes fixed odds race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. The Company recognizes pari-mutuel race and sports wagering revenues as commissions earned as a percentage of the total amount wagered. Wagering revenues are recognized based on the results of a completed event. With respect to the Systems segment, the Company recognizes revenue when the software and hardware are installed at the customer location. Maintenance fee revenue is recognized as the services are provided.

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

         In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the fiscal years ending January 31, 1999 and 1998 under the Company's Employee stock option plan and its Directors stock option plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the loss incurred by the Company in 1999 and 1998. Had the Company shown the effects of dilution, the options would have added an additional 253,000 and 220,000 shares to the weighted average shares outstanding for the years ended January 31, 1999 and 1998, respectively.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:
                                                    Year ended January 31,
                                                    ----------------------
                                                    1999             1998
                                                    ----             ----
         Weighted-average common shares
          outstanding (used in the computation
          of basic earnings per share)..........  7,800,002        7,840,833
         Potential dilution from the assumed
          exercise of common stock options......        --               --
                                                  ---------        ---------
         Weighted-average common and common
          stock equivalent shares (used in the
          computation of diluted earnings per
          share)................................  7,800,002        7,840,833
                                                  =========        =========
         Use of Estimates

         Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates with regard to these financial statements relate to setting and adjusting lines on sporting events. The sports book operator is betting as a principal against its patrons. Therefore, if the "book" of wagers placed on an event is not balanced, the sports book operator is significantly at risk for the outcome of a sporting event. Although sports book operators attempt to keep the book in balance by adjusting the betting line, the risk of a non-balanced book is inherent in the operation of a sports book. To the extent that a book on a particular event is not balanced, the book-making operation, like its patrons, is gambling on the outcome of an event.

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

         Reclassifications

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income (loss).

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

         Concentration of Risk

         The Company derives a substantial portion of its revenues from a limited number of licensed race and sports books in the State of Nevada. Limitations on the scope of operations at such licensed race and sports books due to statutory or regulatory changes or deterioration in the general economic conditions which impact the gaming industry in Nevada could adversely affect the Company's operating results. The Company also derives a portion of its revenues from its Internet operations in Australia which is susceptible to regulatory or economic changes which may impact the Internet or the gaming industry outside of the United States.

         Approximately 37% and 36% of total handle (total amount wagered in race and sports events) and 37% of Leroy's total revenues is related to professional football for the years ending January 31,1999 and 1998 respectively. If the professional football season was interrupted due to strikes or other factors this may have a significant impact on the financial results of the Company.

         The Company has expanded its sports wagering activities to Australia and is exploring other jurisdictions outside of the United States to expand its sports wagering and keno business lines. The level of customer acceptance for the Company's sports wagering and keno products in these new jurisdictions is undertermined. Establishing these operations may require initial investments of several hundred thousand dollars. If the required investments cannot be funded through current operations, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

2.       Inventories

         Inventories consisted of the following as of January 31,1999 and 1998:

                                                         1999          1998
                                                        ------        ------
                    Raw materials and spare parts     $  61,391    $ 143,924
                    Work in process                     220,365      158,610
                    Finished goods                      499,455      443,130
                                                       --------     --------
                                                        781,211      745,664

                    Less:  Obsolescence reserve         (56,825)    (188,225)
                                                       --------     --------
                                                      $ 724,386    $ 557,439
                                                      =========    =========

3.       Property and Equipment

         Property and equipment are stated at cost and consist of the following as of January 31, 1999 and 1998:

                                                                               Estimated
                                                       1999          1998      Useful Life
                                                     --------      --------    ------------
                  Land                            $   575,000   $   575,000
                  Building/Improvements             2,139,919     2,138,569       39 years
                  Furniture/Fixtures                  430,796       372,569     5-10 years
                  Equipment                         2,638,430     1,957,846     5-20 years
                  Other                               149,293       138,102     5-10 years
                                                  -----------   -----------
                                                    5,933,438     5,182,086
                  Less: Accumulated depreciation   (1,870,396)   (1,296,696)
                                                  -----------   -----------
                                                  $ 4,063,042   $ 3,885,390
                                                  ===========   ===========




4.       Investment in Joint Venture


         The Company, through its wholly owned subsidiary CBS, was involved in a joint venture with IGT. CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports"). In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. Mega$ports, an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's original investment in joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations. Due to the equity in losses from the joint venture the investment balance has been reduced to zero. The equity in loss in joint venture was $785,516 and $1,791,828 for the fiscal years ended January 31, 1999 and 1998, respectively.

5.       Deposits and Other Assets

         Deposits and other assets consisted of the following at January 31, 1999 and 1998:

                                                             1999         1998
                                                             ----         ----

                  Loan fees                              $ 80,798     $ 85,705
                  Gaming license fees                     146,732       72,552
                  Due from affiliate                          ---       46,355
                  Note receivable, long-term              114,981          ---
                  Deposits                                 37,682       39,179
                  Other                                     8,572       36,366
                                                         --------     --------
                                                         $388,765     $280,157
                                                         ========     ========

         Loan fees associated with the building mortgages have been capitalized and are being amortized over the related term of the mortgages and are net of accumulated amortization of $16,318 and $11,411 at January 31, 1999 and 1998, respectively. Gaming license fees relate to investigation fees. These fees are being amortized over 5 years.

6.       Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years. The casino will serve as the Company's principal gaming location.

         The Company is a debtor under a loan, secured by a deed of trust, related to the hotel facility. The loan has an outstanding principal amount of $2,364,000 as of January 31, 1999, bears a variable annual interest rate and matures on April 5, 2001. The current annual interest rate on the loan is 9.5%.

         The Company recorded a reserve during the fiscal year ended January 31, 1998 for the estimated loss on the disposal of this segment which totaled $862,000 consisting of an estimated loss on the sale of the business of $246,000 and a provision of $616,000 for anticipated operating losses during the phase out period. The Company incurred losses from this segment of $428,532 for the fiscal year ended January 31, 1999.


         These operations had revenues of $3.3 million for the years ended January 31, 1999 and 1998. Operating losses for these same periods were $191,000 and $675,000, respectively. Identifiable assets of the hotel, food and beverage operations were approximately $3.7 million as of January 31, 1999 and 1998.

         The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                             January, 31
                                                          1999          1998
                                                          ----          ----
         Current assets                               $   274,119   $   162,878
         Accounts payable, accrued expenses and other    (890,763)   (1,321,527)
                                                      -----------   -----------
         Net current liabilities                      $  (616,644)  $(1,158,649)
                                                      ===========   ===========
         Property, plant and equipment, net           $ 3,383,376   $ 3,546,725
         Non-current liabilities                       (2,309,081)   (2,393,579)
                                                      -----------   -----------
         Net long term assets                         $ 1,074,295   $ 1,153,146
                                                      ===========   ===========

         The condensed statements of operations relating to the discontinued operations are presented below:


                                                For the years ended January 31,

                                                   1999                1998
                                                   ----                ----

         Revenues                              $ 3,303,859         $ 3,307,676
         Costs and expenses                      3,732,391           4,312,673
                                               -----------         -----------
         Loss before income taxes                 (428,532)         (1,004,997)
         Provision (benefit) for income taxes        --                   --
                                               -----------         -----------
         Net (loss)                            $  (428,532)        $(1,004,997)
                                                ===========         ===========

         Losses incurred in the fiscal year ended January 31, 1999 have been charged against previously established reserves.


7.       Accrued Expenses

         Accrued expenses consisted of the following at January 31, 1999 and 1998:

                                                        1999      1998
                                                     --------   --------
         Payroll and vacation                        $271,391   $359,839
         Royalty                                      126,350     67,072
         Restructuring charges                            ---     65,696
         Legal and accounting                         244,661    158,013
         Other                                         76,530    210,090
                                                     --------   --------
                                                     $718,932   $860,710
                                                     ========   ========

8.       Shareholder Notes Payable

         On January 31, 1998, the outstanding aggregate principal balance of the shareholder notes was $2,433,124. Of the $2,433,124 outstanding, $540,700 in the aggregate was paid on May 1, 1998. Of the remaining balance, $946,212 was due and payable on November 1, 1998 and $946,212 was due and payable on May 1,1999 pursuant to restated shareholder notes bearing interest at an annual rate of prime plus 1/2%. On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

9.       Long-term Debt

         Long term debt consist of the following at January 31, 1999 and 1998:

                                                           1999          1998
                                                           ----          ----
         Mortgage payable, monthly payments
         of principal and interest of $17,565,
         interest is at 8%, secured by land
         and building, maturing April 2015.           $ 1,937,150   $ 1,990,641

         Note payable to a bank, monthly payments of
         principal and interest of $26,272, interest
         is at prime (8.25% at January 31, 1997)
         plus 0.5%, unsecured, maturing March 1998.          -0-        500,852
                                                      -----------   -----------
                                                        1,937,150     2,491,493

           Less current portion                           (57,913)     (549,254)
                                                      -----------   -----------
                                                      $ 1,879,237   $ 1,942,239
                                                      ===========   ===========

         As of January 31, 1999, annual maturities of total long-term debt are as follows:

                  Year Ending
                  January 31,
                  -----------
                    2000                             57,913
                    2001                             62,706
                    2002                             67,911
                    2003                             73,548
                    2004                             79,652
                    Thereafter                    1,595,420
                                               ------------
                                               $  1,937,150
                                               ============

         Interest expense recognized on the above mortgage was $157,298 and $150,219 and on the above note was $6,747 and $58,313 for the fiscal years ended January 31, 1999 and 1998, respectively.


10.      Income Taxes

         The provision (benefit) for federal income taxes consisted of the following:
                                          January 31,         January 31,
                                             1999                1998
                                         -----------         -----------

                   Current                $   --             $(130,978)
                   Deferred                   --               100,205
                                          ---------           --------
                                          $   --             $ (30,773)
                                          =========          =========

         The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

                                                     January 31,    January 31,
                                                        1999           1998
                                                     -----------    -----------
         Deferred Tax Assets
               Current:
                  Net operating loss carried forward $  826,783   $  689,905
                  Write down of investment            2,016,525    1,749,450
                  Restructuring charges                 468,778      467,507
                  Bad debt reserve                       73,990       45,900
                  Amortization                           20,091       28,955
                  Other                                  50,882       61,628
                                                     ----------   ----------
                        Total Current                 3,457,049    3,026,464


         Deferred Tax Liabilities - Long-term:
                   Depreciation                         (24,217)     (17,619)
                                                     ----------    ---------
                                                     $3,432,832   $3,008,845

                   Valuation allowance               (3,432,832)  (3,008,845)
                                                     ----------    ---------
                                                     $    --      $     --
                                                     ==========   ==========

         On January 31, 1999 and 1998, the Company recorded a valuation allowance of $3,432,832 and $3,008,845, respectively. The provisions for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                  January 31,       January 31,
                                                     1999              1998
                                                     ----              ----
        Federal Statutory rate                        34%              (34%)
        Valuation allowance                           34                33
                                                -------------     -------------
        Effective tax rate                            --%              (1%)
                                                =============     =============

         At January 31, 1999 the Company had tax net operating loss carry forwards of $2,431,715, of which $2,044,735 will expire in 2013 and $386,980 will expire in 2014.


11.     Commitments and Contingencies

        Leases

        The Company subleases a 5,969 square feet of the building where its principal offices are located to a non-affiliated company. The lease has a five year term and expires on February 28, 2002. Rental revenue recognized under this lease was $116,972 and $97,640 for the fiscal years ended January 31, 1999 and 1998, respectively.

        As of January 31, 1999, Leroy's had sports book operating leases at various non-Company owned locations. Total rental expense for these leases was approximately $426,000 and $456,000 for the years ended January 31, 1999 and 1998, respectively. These lease terms generally vary from one to six years depending on the location, with one on a month to month basis. After the initial lease term, the leases renew automatically at the discretion of both parties. At certain of the Leroy's race and sports book locations the Company is not required to pay rent.

        Under leases for three of the Leroy's operating locations rent is based on a percentage of income above specified thresholds. Rent expense for these locations, which is included in the total rent expense above, was $241,000 and $293,000 for the years ended January 31, 1999 and 1998, respectively.

        At January 31, 1999, future minimum rental payments under non-cancelable leases are as follows:

                              January 31,
                              -----------
                                2000                   152,865
                                2001                    65,919
                                2002                      -0-
                                2003                      -0-
                                2004                      -0-
                                Thereafter                -0-
                                                      --------
                                                      $218,784
                                                      ========

        The above disclosure of future minimum lease payments under non-cancelable leases exclude payments of approximately $7,000 per month owed under the ground lease associated with the discontinued operations. (See Note 6).

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

        On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to the lawsuit. The District Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. The District Court's holding indicated that Racusin was entitled to the commission because he served as a finder to the Company for the underwriter of the Company's initial public offering in May, 1996, which enabled the Company to make a public sale of Leroy's assets. On September 5, 1997, the Company tendered the entire judgement of $735,910 which included interest to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. The declaratory judgement of the District Court is not final. On September 19, 1997, Racusin filed a Notice of Appeal with the Court of Appeals. On March 16, 1999, the Court of Appeals vacated the District Court's decision and ordered that a jury trial be conducted.

        Ground Lease

        On March 31, 1997, James A. Rissler and Patricia R. Rissler ("Landlord") pursuant to the ground lease between LHC and the Landlord by which the Company leases the real property on which the Hotel/Casino is located, filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada. The Landlord requested that the amounts paid to Jackpot for its operation of the slot machines in the Hotel/Casino is not deductible in calculating the gross gaming revenues for purpose of determining the rent payable by LHC to the Landlord under the Lease. The specific language of the Lease provides that LHC (as the tenant under the Lease) pay the Landlord additional monthly rent of 5% of (i) the rental paid by a gaming entity (a subtenant, concessionaire or assignee of LHC) to LHC, or (ii) the gross gaming revenue received in or on the premises, whichever is applicable, or if both are applicable, whichever is greater.

        The Landlord's position is that any payments made to Jackpot for operation of the slot machines is not permitted to be deducted prior to calculating the amount due as additional rent to the Landlord under the Lease. Pursuant to the original complaint, the Landlord requested approximately $12,500 of additional rent that is due from July 1996 through December 1997 and future additional rent as it may come due pursuant to the Landlord's calculation. The Landlord further claims that additional rent of $7,624 is owed related to hotel room sales revenues from non-taxed entities.

        The Company believes that the Landlord is only entitled to receive 5% of the gross gaming revenues received by LHC. The Landlord has been paid 5% of the gross gaming revenues received by LHC and its predecessors without objection for the past 18 years under the Lease. The Company believes that the Landlord waived any objection to the method of calculation of the percentage rent by its inaction during the prior 18 years and the execution of estoppel certificates at the time of the acquisition of the Hotel/Casino by the Company in May 1996.

        The Landlord also seeks reimbursement of approximately $16,500 for the Landlord's attorney's fees and the Company disputes it is required to reimburse the Landlord for such fees.

        On March 17, 1998 the court held that the Landlord is entitled to be paid from LHC 5% of the gross gaming revenues received by all gaming operators at the Hotel/Casino and ordered LHC to pay $36,523. The Company filed an appeal to this order with the Nevada Supreme Court. The appeal is pending.

        Autotote Systems, Inc.

        On March 3, 1998, AWI and Computerized Bookmaking Systems ("CBS") filed a Motion for Preliminary Injunction in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin Autotote from reproducing or installing any part of the CBS Race and Sports Book Software ("CBS Software") in terminals used outside of Mexico; using or permitting the use of the CBS software, including the source code therefore, and employing or hiring James Connolly ("Connolly") for a period of five years from the date of the closing in the Autotote/CBS stock transfer agreement. In addition AWI and CBS asked for damages for the alleged breach by Autotote and ASI of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement all of which were executed by the parties on October 25, 1996 (collectively the "Agreements") and for the infringement by Autotote and ASI of CBS' copyright interest in, and the misappropriation and conversion of CBS' race and sports book software. On March 3, 1998 Judge Howard McKibben entered a temporary restraining order granting the requested relief until March 13, 1998. On March 13, 1998, a preliminary injunction hearing was held before Judge McKibben during which the parties stipulated, and the court subsequently ordered the following: there would be (1) no sale or transfer of the CBS Software by Autotote,
        (2) no sale or transfer of a derivative work of such software by Autotote without ten (10) days prior notice to AWI, in writing identifying the transferee, the date of the transfer and the functionality of the derivative work, (3) no transfer by Autotote of the CBS Software or source code, nor would Autotote copy or modify the CBS Software or source code, except to the extent permitted by contract, and
        (4) a diligent effort shall be made by Autotote to retrieve any CBS software which has been transferred pursuant to the terms of the contract. Based upon the foregoing, the judge denied the motion for preliminary injunction without prejudice, and indicated that AWI could renew the motion in the event Autotote attempted to copy or modify the CBS software.

        On April 15, 1998, Autotote and ASI filed a counterclaim against AWI and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded on the grounds that there was a failure of consideration, failure of meeting of the minds, mutual mistake, lack of an intent to perform and impossibility of performance. In addition, Autotote and ASI asked the Court to award damages for AWI and CBS' alleged breach of certain of the Agreements, and for fraud, negligent interference with contractual relations, intentional interference with contractual relations, international interference with prospective economic advantage, false light and libel. Autotote and ASI requested the Court to award compensatory damages in excess of $75,000 plus interest, and punitive damages. This litigation is now in the discovery phase. The parties have reached a tentative settlement agreement. Settlement documents have been drafted, but have not yet been executed. This litigation has been suspended pending the potential settlement of this matter.

        Imagineering Systems, Inc.

         In September, 1997, the Company and the individual shareholders of Imagineering Systems, Inc. ("ISI") entered into a purchase agreement pursuant to which the Company would acquire all of the shares of ISI. While the Company was conducting its due diligence investigation on the proposed transaction, the Company loaned ISI $76,583 to fund cash shortfalls of ISI. The acquisition of ISI was not completed and ISI failed to repay the loans made by the Company. The Company did not complete the acquisition because of material misrepresentations and omissions of facts made by the shareholders. On October 21, 1998, ISI filed a civil complaint against the Company in the Second Judicial District in Washoe County, Nevada claiming, among other things, breach of contract, breach of prospective economic advantage, and breach of fiduciary duty. On November 9, 1998, the Company brought an action in Clark County Court against ISI to recover such loans. The Second Judicial District granted the demand of the Company for venue to be transferred to Clark County and the parties agreed that the Washoe matter would be dismissed and those causes asserted as a Counterclaim to the Company's complaint. ISI has recently served its Answer and Counterclaim and discovery will commence shortly.

         Other

         The Company is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it. The Company maintains insurance coverage's including property, workers' compensation and general liability insurance which is considered adequate for the size of the Company and the nature of its business. Management does not believe the outcome of above described proceedings will have a material adverse effect on the Company's financial position or results of operations.

         The Company has employment agreements with certain of its senior executives that were executed in August 1995 for an initial term of five years. In the event the agreement is terminated by the Company in violation thereof or there is a "Change of Control" or "Constructive Termination", the Company has agreed to pay termination benefits that include the payment of the executive's annual base salary, performance bonus and all other benefits under the agreement for the remainder of the then outstanding term. In the case of death, the Company has agreed to pay the termination benefits for up to one year.

12.     Capital Stock and Stock Options

        The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at April 28, 1999, 61,100 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

        On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for Series A Preferred Stock. The Series A Preferred Stock is fixed at 18,924 shares at $100 per share. The holders of the Series A Preferred Stock shall be entitled to receive, upon declaration of the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends shall be payable in equal quarterly payments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock shall be redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Corporation, by resolution of the Board of Directors. The holders of Series A Preferred Stock shall not be entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

        On January 31, 1999, the Company had in effect stock option plans under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 575,000 and 20,000 shares, respectively. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 years for the employees plan and 10 years for the directors plan. Options granted under the plans generally become exercisable on a single date from three to five years from the date of grant.

        Summarized information for the stock option plans is as follows:




                                                                Employee                                Director
                                           -------------------------------------------    -----------------------------------
                                                    1999                 1998               1999                 1998
                                           --------------------    -----------------    ----------------    -----------------
                                                        Wtd Avg              Wtd Avg            Wtd Avg               Wtd Avg
                                                       Exercise              Exercise           Exercise             Exercise
                                           Number       Price      Number     Price     Number   Price       Number    Price
                                           ------       -----      ------     -----     ------  --------     ------  ---------
Outstanding at the Beginning of the year   218,967     $ 7.95     174,900    $  7.58    1,400     $ 8.72       700     $10.75
                    Granted                 66,400       5.06      48,900       9.25    2,700       6.06       700       6.69
                    Exercised                 ----       ----      (3,333)      8.25     ----       ----      ----       ----
                    Forfeited              (36,500)      9.04      (1,500)      6.88     ----       ----      ----       ----
                    Expired                   ----       ----        ----       ----     ----       ----      ----       ----
                                           -------     ------     -------    -------    -----     ------     -----     ------
Outstanding at the end of the year         248,867     $ 7.02     218,967    $  7.95    4,100     $ 6.97     1,400     $ 8.72
                                           =======     ======     =======    =======   ======     ======     =====     ======

Exercisable at the end of the year         116,445     $ 7.35      54,467    $  7.58    1,400     $ 8.72       700     $10.75
                                           =======     ======     =======    =======    =====     ======     =====     ======
Weighted average fair value of options
granted on grant date                                  $ 3.85                $  4.31              $ 2.39               $ 4.00
                                                       ======                =======              ======               ======
Options available for grant at the end
of the year                                319,467                349,367              15,900               18,600
                                           =======                =======              ======               ======


        The following table summarizes information about stock options outstanding at January 31,1999:

                                                      Detail composition of options outstanding
                                                                  January 31, 1999

                                                                             Average
                                                                           Contractual
                                            Options           Exercise   Life Remaining              Options
                                          Outstanding          Price           YRS)                Exercisable
                                     ------------------- ---------------- ----------------- --------------------
                                              6,667           $ 8.25              1.56                4,445
                                             24,000             9.88              2.41               16,000
                                             30,000             8.13              2.49               20,000
                                            106,200             6.88              2.48               70,800
                                             15,600             9.25              1.00                5,200
                                             66,400             5.06              4.55                   --
                                                700            10.75              8.11                  700
                                                700             6.69              9.13                  700
                                              2,000             5.89             10.00                   --
                                                700             6.56             10.00                   --
                                           --------                                                 -------
                                            252,967                                                 117,845
                                           ========                                                 =======


         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

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

        The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been determined consistent with SFAS No. 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted during the fiscal year ended January 31, 1999 and 1998.




                                                                                     Year ended             Year ended
                                                                                  January 31, 1999       January 31, 1998
                                                                                 -----------------       ----------------
          Net loss
          As reported                                                                  $(1,599,185)            $(8,845,484)
          Pro forma                                                                     (1,914,126)             (9,160,790)
          Net loss per share
          Basic
            As reported                                                                      (0.21)                  (1.13)
            Pro forma                                                                        (0.25)                  (1.17)

          Diluted
            As reported                                                                      (0.21)                  (1.13)
            Pro forma                                                                        (0.25)                  (1.17)
          Weighted-average assumptions
          Expected stock price volatility                                                   139.99%                  40.94%
          Risk-free interest rate                                                             5.55%                   6.50%
          Expected option lives                                                             5 years               3.6 years
          Estimated fair value of options granted                                      $      4.58              $     3.62

13.     Business Segments

        The Company's primary operations are reported in the following four segments: Wagering, Casino, Systems, and Keno. The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See Note 2).

        The Wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As at January 31, 1999, in addition to its main location, the Company operated 45 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the Wagering segment consists of Mega$ports (ACT) Australia operations. Mega$ports (ACT) is the Company's international wagering hub for Internet sports wagering.

        The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

        The Systems segment, consisting of CBS, AWISSI and AWIHSI, designs, sells, installs and maintains equipment, software and computer systems to the sports betting and hotel industries. CBS is a 50% partner in the joint venture, Mega$ports, a Nevada Corporation. Mega$ports offers a pari-mutuel sports wagering system in the state of Nevada. The Company has terminated the joint venture agreement and upon regulatory approval will have 100% control over the operation.

        The Keno segment develops, sells, operates and services stand alone linked progressive keno games using state-of-the-art graphical interfaces. Keno is currently in its startup phase and has primarily incurred labor and marketing expenses.

        The following summarizes the segment information for the Company:


                               Years
                               Ended                                                                     .
                            January 31,    Wagering     Casino      Systems      Keno       Corporate         Total
                           -----------     --------     ------      -------     -------      --------        -------

           Revenues            1999      $6,090,267   $643,711    $3,157,840    $   ---    $    ---       $ 9,891,818
                               1998       5,766,549    571,702     2,962,252        ---         ---         9,300,503

           Research and        1999          ---         ---         574,524        ---         ---           574,524
           Development         1998          ---         ---         594,319        ---         ---           594,319

           Operating           1999       1,134,483    116,499       127,429    (217,055)   (1,754,466)      (593,110)
           Income (Loss)*      1998          11,479    (20,205)     (244,408)       ---     (1,580,872)    (1,834,006)

           Capital             1999         328,655      ---         116,525     243,522        62,650        751,352
           Expenditures        1998         647,228      ---          43,423     141,834        ---           832,485

           Depreciation and    1999         324,967     22,497       354,722         155        63,548        765,889
           Amortization        1998         278,946     16,005       327,045        ---         36,220        658,216

           Identifiable        1999       4,052,879    301,738     5,343,561     317,067       676,330     10,691,575
           Assets              1998       2,974,576    336,910     4,564,546   5,762,762        ---        13,638,794

       * Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

        Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations, is as follows:

                                                Years
                                                Ended      Hotel, Food
                                             January 31,    & Beverage
                                             -----------    ----------

                            Revenues            1999       $3,303,859
                                                1998        3,307,677

                            Operating           1999         (190,634)
                             Income (Loss)*     1998         (675,421)

                            Capital             1999           26,497
                            Expenditures        1998          223,345

                            Depreciation and    1999          189,849
                            Amortization        1998          314,446

                            Identifiable        1999        3,657,494
                             Assets             1998        3,909,602

14.     Related Party Transactions

        A shareholder and board member of the Company is also a board member of a company which owns a gaming establishment in which LHSP leases space for a sports book operation. Lease payments made to this establishment were $211,259 and $193,888 for the years ended January 31, 1999 and 1998, respectively.

        CBS leases space to Mega$ports, Inc. for its corporate offices in the building owned by CBS. Lease payments invoiced were $59,100 and $59,100 for the years ended January 31, 1999 and 1998 respectively.

        CBS leases 3,735 square feet of office space to a company of which Michael Roxborough, a former board member was an employee, in the building owned by CBS. Mr. Roxborough was a member of the Board of Directors of the Company until March 11, 1998 and was a 5% owner of the Company until June 1998. Lease payments made to CBS were $116,972 and $97,640 for the years ended January 31, 1999 and 1998, respectively.

        Mega$ports paid fees for odds-making services to a company where a Michael Roxborough, a former board member was an employee, in the building owned by CBS. Odds-making fees paid were $74,000 and $74,750 for the fiscal years ended January 31, 1999 and 1998, respectively.

        Leroy's paid fees for odds-making services to a company where a Michael Roxborough, a former board member was an employee, in the building owned by CBS. Odds-making fees paid were $19,200 and $19,829 for the fiscal years ended January 31, 1999 and 1998, respectively.



15.     Acquisitions

         On July 28, 1998, the Company acquired, in a transaction accounted for as a purchase, certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an Asset Purchase Agreement between the Company and ACS. The Company paid ACS $500,000 in cash and issued 44,780 shares of the Company's common stock at a price of $5.58 per share. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") acquired the Nevada Sports wagering software and Hotel systems software, respectively from ACS. The Company owns 80% of AWISSI and 51% of AWIHSI. The sole shareholder of ACS owns the remaining 20% of AWISSI and 49% of AWIHSI. The Company and ACS also settled certain litigation between them. AWISSI and AWIHSI will assume certain contractual obligations of ACS, including all customer contracts. Support of the customer base is currently provided through CBS.


Item 13. Exhibits and Reports on Form 8-K

        (a)     Exhibits

        The Exhibits are listed in the Index to Exhibits on pages 52 through 54.

        (b)     Reports on Form 8-K

        On December 10, 1998 the Company filed a Form 8-K with respect to Items 1, 6, 7 and 12.

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

      Signature                       Title                         Date
      ---------                       -----                         ----

     /s/ Victor Salerno           President; Chief Executive      April 30, 1999
--------------------------------  Officer; Director
         Victor Salerno


     /s/ Robert D. Ciunci         Chief Financial Officer         April 30, 1999
--------------------------------  (Principal Financial and
         Robert D. Ciunci         Accounting Officer);
                                  Director


     /s/ Robert R. Barengo        Director                        April 30, 1999
--------------------------------
         Robert R. Barengo



     /s/ Michael S. Merillat      Director                        April 30, 1999
--------------------------------
         Michael S. Merillat



     /s/ Philip P. Hannifin       Director                        April 30, 1999
--------------------------------
         Philip P. Hannifin

                               INDEX TO EXHIBITS

Exhibit
Number  Description                                             Incorporated by Reference to
------  -----------------------------------------------------   ----------------------------
3.1     Amended and Restated Articles of Incorporation of the   Exhibit 3.1 to Registration
        Registrant                                              Statement on Form SB-2, File No. 33-80431

3.2     By-Laws of the Registrant                               Exhibit 3.2 to Registration Form 10-KSB
                                                                for Fiscal Year Ended January 31, 1997

4.1     Form of Common Stock Certificate                        Exhibit 4.1 to Registration
                                                                Statement on Form SB-2, File No. 33-80431

4.2     Form of Underwriters' Warrant to Purchase Shares        Exhibit 4.2 to Registration
                                                                Statement on Form SB-2, File No. 33-80431

10.1    Employment Agreement between the Registrant and         Exhibit 10.1 to Registration
        Victor Salerno dated as of August 1, 1995               Statement on Form SB-2, File No. 33-80431

10.2    Employment Agreement between the Registrant and         Exhibit 10.2 to Registration
        Robert Ciunci dated as of August 1, 1995                Statement on Form SB-2, File No. 33-80431

10.3    Registrant's 1995 Stock Option Plan                     Exhibit 10.3 to Registration
                                                                Statement on Form SB-2, File No. 33-80431

10.4    Directors' Stock Option Plan                            Exhibit 10.4 to Registration
                                                                Statement on Form SB-2, File No. 33-80431

10.5    Purchase Agreement between R. Paul Bruyea, Painted      Exhibit 10.5 to Registration
        Desert Associates LLP and Leroy's Hotel Corporation     Statement on Form SB-2, File No. 33-80431
        dated November 3, 1995

10.5.1  Amendment No. 1 to Purchase Agreement among R.          Exhibit 10.5.1 to Registration
        Paul Bruyea, Painted Desert Limited Partnership         Statement on Form SB-2, File No. 33-80431
        and Leroy's Hotel Corporation dated February 1, 1996

10.6    Form of Agreement and Plan of Reorganization among      Exhibit 10.6 to Registration
        Registrant and Subsidiaries                             Statement on Form SB-2, File No. 33-80431

10.7    Form of Promissory Note made by Leroy's Horse and       Exhibit 10.7 to Registration
        Sports Place ("Leroy's") in favor of each Original      Statement on Form S13-2, File No. 33-80431
        Stockholder


Exhibit
Number  Description                                             Incorporated by Reference to
------  -----------------------------------------------------   ----------------------------
10.7.1  Restated Promissory Note by Leroy's in favor of         Exhibit 10.7.1 to Registration Form
        Victor Salerno                                          10-KSB for Fiscal Year Ended January 31, 1997

10.7.2  Restated Prornissory Note by Leroy's in favor Of        Exhibit 10.7.2 to Registration Form
        Judith Salemo                                           10-KSB for Fiscal Year Ended January 31, 1997

10.7.3  Restated Promissory Note by Leroy's in favor of         Exhibit 10.7.3 to Registration Form
        Michael Merillat                                        10-KSB for Fiscal Year Ended January 31, 1997

10.7.4  Restated Promissory Note by Leroy's in favor of         Exhibit 10.7.4 to Registration Form
        Michael Roxborough                                      10-KSB for Fiscal Year Ended January 31, 1997

10.7.5  Restated Promissory Note by Leroy's in favor of         Exhibit 10.7.5 to Registration Form
        Robert Ciunci                                           10-KSB for Fiscal Year Ended January 31, 1997

10.7.6  Restated Promissory Note by Leroy's in favor of         Exhibit 10.7.6 to Registration Form
        Robert Barengo                                          10-KSB for Fiscal Year Ended January 31, 1997

10.8    Form of Management Agreement between Registrant         Exhibit 10.8 to Registration
        and each Subsidiary                                     Statement on Form SB-2, File No. 33-80431

10.9    Form of Tax Indemnity Agreement among Leroy's           Exhibit 10.9 to Registration
        Horse and Sports Place, Inc., Leroy's Hotel             Statement on Form SB-2, File No. 33-80431
        Corporation, B-P Gaming Corporation and the
        Original Stockholders

10.10   Form of Consolidated Income Tax Return Tax Sharing      Exhibit 10.10 to Registration
        Agreement among Registrant and its Subsidiaries         Statement on Form SB-2, File No. 33-80431

10.11   License Agreement between Howard Johnson                Exhibit 10.11 to Registrant's
        International, Inc. And Leroy's Hotel Corporation,      Form 10-KSB for Fiscal Year dated
        dated May 9, 1996                                       January 31, 1997

10.12   International House of Pancakes Franchise Agreement     Exhibit 10.12 to Registration
        between B-P Food Corporation and International,         Statement on Form SB-2, File No. 33-80431
        House of Pancakes Inc. dated February 19, 1980

10.13   Indenture of Lease between Bruyea Pond Las Vegas        Exhibit 10.13 to Registration
        and James A. Rissler, Florence Theis, and 0.J. Tomson,  Statement on Form SB-2, File No. 33-80431
        dated February 1, 1978, as amended, for ground lease of
        3111 West Tropicana Avenue, Las Vegas, Nevada

Exhibit
Number  Description                                             Incorporated by Reference to
------  -----------------------------------------------------   ----------------------------
10.14   Deed of Trust, Assignment of Rents and Security         Exhibit 10.14 to Registration
        Agreement of Bruyea Pond Las Vegas ("BPLV")             Statement on Form SB-2, File No. 33-80431
        to Crocker National Bank dated June 27, 1979

10.15   Tri-Party Agreement between Crocker National Bank,      Exhibit 10.15 to Registration
        Eastern Savings Bank and BPLV dated July 2, 1979        Statement on Form SB-2, File No. 33-80431

10.16   Assignment of BPLV's Interest in Ground Lease to        Exhibit 10.16 to Registration
        Eastern Savings Bank, predecessor to Apple Bank         Statement on Form SB-2, File No. 33-80431
        For Savings, dated May 21, 1981

10.17   Business Loan Agreement between Leroy's Horse and       Exhibit 10.17 to Registration
        Sports Place, Inc. and Pioneer Citizens Bank of Nevada, Statement on Form SB-2, File No. 33-80431
        dated March 30,1995.

10.18.1 Stock Transfer Agreement between the Registrant and     Exhibit 2.1 to Registration Form 8-K
        Autotote Corporation dated October 25,1996              filed November 8, 1996

10.18.2 Technology Cross-License Agreement among Autotote       Exhibit 2.2 to Registration Form 8-K
        CBS Inc., Autotote Corporation and Autotote Systems,    filed November 8, 1996
        Inc. dated October 25, 1996

10.19   Stock Purchase Agreement between Messrs. Salerno        Exhibit 10.19 to Registration
        and Ciunci dated December 12, 1994                      Statement on Form SB-2, File No. 33-80431

10.24   Form of Indemnification Agreement between the           Exhibit 10.24 to Registration
        Registrant and each of its directors                    Statement on Form SB-2, File No. 33-80431

10.25   Absolute Assignment of Leases and Rents between         Exhibit 10.25 to Registration Form 10-KSB
        Autotote CBS, Inc. and Standard Life and Accident       for Fiscal Year Ended January 31, 1997
        Insurance Company dated August 31, 1995

10.26   Deed of Trust, Security Agreement and Financing         Exhibit 10.26 to Registration Form 10-KSB
        Statement between Autotote CBS, Inc. and Jerry          for Fiscal Year Ended January 31, 1997
        L. Adams, Trustee, as Trustee, for the benefit of
        Standard Life and Accident Insurance Company dated
        August 31, 1995

10.27   Certificate of Designations, Preferences and Rights     Exhibit 3.1.1 to Registrant's Form 8-K
        of Series A Preferred Stock of American Wagering, Inc.  filed December 10, 1998

21.1    Subsidiaries                                            Filed herewith

23.1    Consent of Arthur Andersen LLP, the Registrant's        Filed herewith
        Independent Certified Public Accountants

27      Financial Data Schedule                                 Filed herewith

                                      -54-