Form 10QSB
period 1999-04-30
AMERICAN WAGERING INC
filed 1999-06-14
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(x)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number: 000-20685
                       -----------------------------------

                             American Wagering, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                                Nevada 88-0344658
             ------------------------------- ----------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)


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

                              Yes   X    No
                                 -------   ------

     The number of shares of Common Stock outstanding as of June 10, 1999 was 7,824,513.

                             AMERICAN WAGERING, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                           ASSETS                                                 April 30,      January 31,
                                                                                    1999            1999
                                                                                ------------    ------------
CURRENT ASSETS:
  Cash                                                                          $ 1,289,061     $ 3,076,563
  Short-term investments                                                            373,101         483,671
  Accounts receivable, net of allowance for doubtful accounts
   of $78,295 and $78,295                                                           452,612         172,046
  Inventories, net of obsolescence reserve of $56,825 and $56,825                   680,416         724,386
  Prepaid expenses and other current assets                                         579,482         544,212
                                                                                -----------     -----------
TOTAL CURRENT ASSETS                                                              3,374,672       5,000,878

PROPERTY AND EQUIPMENT, net                                                       3,974,241       4,063,042

INTANGIBLE ASSETS, net                                                            1,182,235       1,238,890

DEPOSITS AND OTHER ASSETS                                                           426,249         388,765

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                   1,060,978       1,074,295
                                                                                -----------     -----------
TOTAL ASSETS                                                                    $10,018,375     $11,765,870
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                             $    48,515     $    57,913
  Accounts payable                                                                  463,918         678,067
  Accrued expenses                                                                  652,827         718,932
  Unpaid winning tickets                                                            525,793       2,548,181
  Other current liabilities                                                       1,269,257         707,612
  Net current liabilities of discontinued operations                                378,195         616,644
                                                                                -----------     -----------
TOTAL CURRENT LIABILITIES                                                         3,338,505       5,327,349
                                                                                -----------     -----------
LONG-TERM DEBT:
  Long-term debt, less current portion                                            1,874,199       1,879,237
                                                                                -----------     -----------
TOTAL LONG-TERM DEBT                                                              1,874,199       1,879,237
                                                                                -----------     -----------

MINORITY INTEREST                                                                    (8,403)         (3,380)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A Preferred stock - 10% cumulative;$.01 par value; authorized
   25,000,000 shares; issued and outstanding: 18,924 shares                       1,892,400       1,892,400
  Common stock -- $.01 par value; authorized
   25,000,000 shares; issued and outstanding: 7,885,613 shares                       78,857          78,857
  Additional paid-in capital                                                     14,296,848      14,296,848
  Accumulated deficit                                                           (11,126,538)    (11,377,948)
   Less: treasury stock; at cost: 61,100 shares                                    (327,493)       (327,493)
                                                                                -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                        4,814,074       4,562,664
                                                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $10,018,375     $11,765,870
                                                                                ===========     ===========

   Note: The consolidated balance sheet at January 31, 1999 has been derived from the audited financial statements.

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                                                    1999            1998
                                                                   ------          ------
REVENUES                                                        $ 3,010,123     $ 2,335,368

OPERATING COSTS AND EXPENSES:
  Direct costs                                                    1,765,585       1,364,998
  Research and development                                          151,381         139,272
  Selling, general and administrative                               579,881         491,445
  Depreciation and amortization                                     188,145         164,296
                                                                -----------     -----------
TOTAL OPERATING COSTS AND EXPENSES                                2,684,992       2,160,011
                                                                -----------     -----------
OPERATING INCOME                                                    325,131         175,357

OTHER INCOME (EXPENSE):
  Interest income                                                     7,520          65,401
  Other income                                                         --            83,459
  Minority Interest                                                   5,023            --
  Equity in loss from joint venture                                    --          (110,315)
  Interest expense                                                  (70,494)       (101,125)
                                                                -----------     -----------
TOTAL OTHER EXPENSE                                                 (57,951)        (62,580)
                                                                -----------     -----------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                         267,180         112,777

PROVISION (BENEFIT) FOR INCOME TAXES                                   --              --
                                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                                   267,180         112,777

DISCONTINUED OPERATIONS:

  Income (loss) from discontinued operations                           --              --
                                                                -----------     -----------
NET INCOME                                                          267,180         112,777

PREFERRED STOCK DIVIDEND REQUIREMENTS                               (15,770)           --
                                                                -----------     -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $   251,410     $   112,777
                                                                ===========     ===========

INCOME PER SHARE OF COMMON STOCK

  Income from continuing operations
    Basic                                                       $      0.03     $      0.01
    Diluted                                                     $      0.03     $      0.01

  Income (loss)from continuing operations
    Basic                                                       $      0.00     $      0.00
    Diluted                                                     $      0.00     $      0.00

  Net income
    Basic                                                       $      0.03     $      0.01
    Diluted                                                     $      0.03     $      0.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                                                    1999              1998
                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   251,410     $   112,777
  Adjustments to reconcile net income to cash
   used in operating activities:
  Depreciation and amortization                                     236,155         220,163
  Equity in loss from investment in
   joint venture                                                       --           110,315
  Discontinued operations                                          (145,223)           --
  Minority interest                                                  (5,023)           --
  Provision for doubtful accounts                                      --           (14,292)
  Decrease (increase) in assets:
    Accounts receivable                                            (168,122)        171,484
    Inventories                                                      42,638         135,042
    Prepaid expenses and other current assets                      (122,175)       (159,582)
  Increase (decrease) in liabilities:
    Accounts payable                                                 59,072        (871,876)
    Accrued expenses                                               (314,369)       (419,897)
    Unpaid winning tickets                                       (2,022,388)       (886,264)
    Other current liabilities                                       344,911         447,828
                                                                -----------     -----------
Total adjustments                                                (2,094,524)     (1,267,080)
                                                                -----------     -----------

  Net cash used in operating activities                          (1,843,114)     (1,154,303)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (22,865)        (38,531)
  Deposits and other assets                                         (33,580)       (212,388)
  Proceeds from sale of assets                                       40,000            --
  Increase in investment in joint venture                              --          (137,896)
  Decrease in short-term investments                                110,570       2,605,490
                                                                -----------     -----------
  Net cash provided by investing activities                          94,125       2,216,675
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                        (38,513)       (529,557)
  Purchase of treasury stock                                           --          (197,486)
                                                                -----------     -----------
    Net cash used in financing activities                           (38,513)       (727,043)
                                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,787,502)        335,329

CASH AND CASH EQUIVALENTS, beginning of period                  $ 3,076,563     $ 2,092,894
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                        $ 1,289,061     $ 2,428,223
                                                                ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                          $   142,112     $   172,042
                                                                ===========     ===========

                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                   (Continued)


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Three Months Ended April 30, 1999 Transactions--

         On February 1, 1999 the Company terminated the Mega$ports joint venture agreement with IGT. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due and future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. The assets acquired and the assumption of debt were as follows:

                  Cash                               $    4,262
                  Other current assets                  168,463
                  Property and equipment                 70,290
                  Current liabilities                  (243,015)
                                                     ----------
                                                     $     ----
                                                     ==========


Three Months ended April 30, 1998 Transactions--None


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED APRIL 30, 1999


1. Summary of Business and Significant Accounting Policies

   Summary of Business

   In August 1995, American Wagering, Inc., a Nevada corporation, (the "Company") was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

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

   The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. (See Note 3).

   On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. and AWI Hotel Systems, Inc. were formed to hold the assets acquired from ACS.

   On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the accompanying consolidated financial statements as of, and for the three months ended April 30, 1999 and 1998 the results of the hotel, food and beverage operations have been accounted for as discontinued operations (See Note 3). In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years.

   Restricted Cash and Short Term Investments

   The Company has approximately $65,000 in restricted cash related to its Australian operations, which is required by local regulatory requirements.

   Short-term investments consist of liquid investments, such as treasury bills, with a maturity of six months or less and are carried at cost adjusted for discount amortization.

   Inventories

   Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

   Depreciation and Amortization

   Property and equipment are depreciated by use of both the straight line and accelerated methods. The Company recorded a charge for depreciation expense of $128,489 and $130,295 and amortization expense of $59,656 and $34,001 for the three months ended April 30, 1999 and 1998, respectively.

   Intangible Assets

   Intangible assets include the Excess of the Cost over the Fair Market Value of Net Assets of acquired companies. Such costs are being amortized over the periods expected to be benefited or approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $431,063 and $371,407 at April 30, 1999 and January 31, 1999, respectively.

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

   The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                    Three months ended April 30,
                                                    ----------------------------
                                                        1999             1998
                                                       ------           ------
   Weighted-average common shares
   outstanding (used in the computation
   of basic earnings per share)..........            7,824,513        7,833,445

   Potential dilution from the assumed
   exercise of common stock options......              252,967          218,534
                                                     ---------        ---------
   Weighted-average common and common
   stock equivalent shares (used in the
   computation of diluted earnings per
   share)................................            8,077,480        8,051,979
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

   The provision for federal income taxes and utilization of net operating loss carryforwards is below. On January 31, 1999 the Company had $2,431,715 of tax operating loss carryforwards available to reduce future taxable income, of which $2,044,735 will expire in 2013 and $386,980 will expire in 2014.

                                              Three Months ended
                                                April 30, 1999
                                              ------------------
       Income from continuing operations
           before provision for income taxes      $ 267,180

       Provision for income taxes                    93,513
       Net operating loss carryforwards             (93,513)
                                                  ---------
           Net provision for income taxes                --
                                                  ---------

       Income from continuing operations          $ 267,180
                                                  =========

   Concentration of Risk

   The Company derives a substantial portion of its revenues from a limited number of licensed race and sports books in the State of Nevada. Limitations on the scope of operations at such licensed race and sports books due to statutory or regulatory changes or deterioration in the general economic conditions which impact the gaming industry in Nevada could adversely affect the Company's operating results. The Company also derives a portion of its revenues from its Internet operations in Australia, which is susceptible to regulatory or economic changes, which may impact the Internet or the gaming industry outside of the United States.

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

2. Investment in Joint Venture

   The Company, through its wholly owned subsidiary CBS, was involved in a joint venture with IGT. CBS and IGT each owned a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports (US)"). In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. In the Company's accompanying consolidated financial statements for and as of the three months ended April 30, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary. Mega$ports (US), which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's original investment in joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations.

3. Discontinued Operations

   On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In the Company's accompanying consolidated financial statements for and as of the three months ended April 30, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years. The casino will serve as the Company's principal gaming location.

   The Company entered into an agreement to sell the Hotel operation on May 1, 1999, the agreement is contingent upon the buyer receiving a firm financing commitment by June 15, 1999. The Company has been notified the purchaser's lending institution loan committee will not review the loan application until June 21, 1999. The Company believes that the purchase agreement will be modified to extend the contingency date until June 22, 1999.

   The Company is a debtor under a loan, secured by a deed of trust, related to the hotel facility. The loan has an outstanding principal amount of $2,358,284 as of April 30, 1999, bears a variable annual interest rate and matures on April 5, 2001. The current annual interest rate on the loan is 9.5%.

   The Company recorded a reserve during the fiscal year ended January 31, 1998 for the estimated loss on the disposal of this segment, which totaled $862,000 consisting of an estimated loss on the sale of the business of $246,000, and a provision of $616,000 for anticipated operating losses during the phase out period. The Company incurred losses from this segment of $504,877 through from February 1, 1998 through April 30, 1999.

   These operations had revenues of $880,000 and $815,000 for the three months ended April 30, 1999 and 1998, respectively. Operating losses for these same periods were $21,000 and $77,000, respectively. Identifiable assets of the hotel, food and beverage operations were approximately $3.8 million and $3.7 million as of April 30, 1999 and January 31, 1999, respectively.

   The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                    April 30,      January 31,
                                                      1999            1999
                                                  -----------     -----------
   Current assets                                 $   418,370     $   274,119
   Accounts payable, accrued expenses and other      (796,565)       (890,763)
                                                  -----------     -----------
   Net current liabilities                        $  (378,195)    $  (616,644)
                                                  ===========     ===========
   Property, plant and equipment, net             $ 3,348,571     $ 3,383,376
   Non-current liabilities                         (2,287,593)     (2,309,081)
                                                  -----------     -----------
   Net long term assets                           $ 1,060,978     $ 1,074,295
                                                  ===========     ===========

   The condensed statements of operations relating to the discontinued operations are presented below:

                                                  Three months ended April 30,
                                                      1999            1998
                                                  -----------     -----------
    Revenues                                      $   879,941     $   814,847
    Costs and expenses                                956,285       1,040,017
                                                  -----------     -----------
    Loss before income taxes                          (76,344)       (225,170)
    Provision (benefit) for income taxes                 --             --
                                                  -----------     -----------
    Net (loss)                                    $   (76,344)    $  (225,170)
                                                  ===========     ===========


         Losses incurred during the three months ended April 30, 1999 have been charged against previously established reserves.


4. Business Segments

   The Company's primary operations are reported in the following four segments:
   Wagering, Casino, Systems, and Keno. The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements.

   The Wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As at April 30, 1999, in addition to its main location, the Company operated 46 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the Wagering segment consists of Mega$ports (ACT) Australia operations. Mega$ports (ACT) is the Company's international wagering hub for Internet sports wagering and Mega$ports, Inc., a Nevada Corporation, ("Mega$ports (US)") offering a pari-mutuel sports wagering system in the state of Nevada. The Company has terminated the joint venture agreement and upon regulatory approval will have 100% control over the operation.

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

   The following summarizes the segment information for the Company:


                   Three Months
                      Ended                                                                     .
                     April 30,     Wagering     Casino      Systems      Keno       Corporate         Total
                   -----------     --------     ------      -------     -------      --------        -------
   Revenues            1999      $1,797,261   $199,080    $1,013,782    $   ---    $    ---       $ 3,010,123
                       1998       1,314,091    147,062       874,215        ---         ---         2,335,368

   Research and        1999          ---         ---         151,381        ---         ---           151,381
   Development         1998          ---         ---         139,272        ---         ---           139,272

   Operating           1999         483,866     76,986       197,045     (66,924)     (365,842)       325,131
   Income (Loss)*      1998         257,540     23,285       237,316        ---       (342,784)       175,357

   Capital             1999           4,425      ---           1,323        ---          3,103          8,951
   Expenditures        1998           6,067      ---           8,934        ---         16,634         31,635

   Depreciation and    1999          68,258      4,076        97,714        ---         18,097        188,145
   Amortization        1998          74,692      5,624        72,289        ---         11,691        164,296

   Identifiable        1999       2,718,155    168,974     5,187,981     331,067       551,220      8,957,397
   Assets  January 31, 1999       4,052,879    301,738     5,343,561     317,067       676,330     10,691,575

     * Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.


   Comparative financial data for the hotel, food and beverage operations, reported as discontinued operations, is as follows:


                               Three Months
                                  Ended       Hotel, Food
                                 April 30,     & Beverage
                                -----------    ----------

               Revenues            1999       $  879,941
                                   1998          814,847

               Operating           1999          (20,633)
                Income (Loss)*     1998          (76,895)

               Capital             1999           13,914
               Expenditures        1998            6,896

               Depreciation and    1999           48,718
               Amortization        1998           55,867

               Identifiable        1999        3,766,942
                Assets             1998        3,657,494

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months ended April 30, 1999 compared to the Three Months ended April 30, 1998.

         Revenues for the Three Months ended April 30, 1999, were $3,010,000, an increase of $675,000 or 28.9% from revenues of $2,335,000 for the Three Months ended April 30,1998. The increase was principally attributed to additional Wagering revenues of $483,000, additional Systems revenues of $140,000 and additional Casino revenues of $52,000. Operating income of $325,000 for the Three Months ended April 30, 1999 increased by $150,000 or 85.8% compared to $175,000 for the Three Months ended April 30, 1998. This improvement was primarily due to increased Wagering revenues. In addition operating income was impacted favorably by the increased revenues of the Casino. Offsetting the improvement in operating income fiscal quarters was an operating loss at Mega$ports (US) of $190,000, Mega$ports (ACT) of $69,000 and AWI Keno, Inc. start up costs of $67,000.

Wagering Operations

         Revenues from Sports book wagering were $1,781,000 for the Three Months ended April 30, 1999, an increase of $467,000 or 35.6% from revenues of $1,314,000 for the Three Months ended April 30, 1998. The increase was due to a 13.1% increase in Handle (the total amount wagered at the Company's sports and race books) and a 24.2% increase in net win percentage (revenues divided by handle) between years. The net win percentage was 7.6% for the Three Months ended April 30, 1999 compared to 6.2% for the Three Months ended April 30, 1998. Handle of $22,793,000 for the Three Months ended April 30, 1999 increased by $2,624,000 from Handle of $20,169,000 for the Three Months ended April 30, 1998. The increase in Handle was due primarily to a net increase of five sports book locations. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Operating costs of $1,314,000 for the Three Months ended April 30, 1999 increased by $257,000 from operating costs of $1,057,000 for the Three Months ended April 30, 1998. The increase in costs with no offsetting increase in revenues is principally attributed to the operations of Mega$ports (US) which became a wholly owned subsidiary during the Three Months ended April 30, 1999.

Casino Operations

         Revenues from Casino operations were $199,000 for the Three Months ended April 30, 1999, an increase of $52,000 or 35.4% from revenues of $147,000 for the Three Months ended April 30, 1998. The increase was principally attributed to increased slot play of local customers. Operating costs remained flat between fiscal quarters.

Systems Operations

         Revenues from Systems operations were $1,014,000 for the Three Months ended April 30, 1999, an increase of $140,000 or 16.0% from revenues of $874,000 for the Three Months ended April 30, 1998. Increased revenues of $54,000 from CBS operations were atttributed to increased equipment and ticket paper sales. Sports Systems and Hotel Systems, which began operations in July 1998 and are partly owned, generated revenues of $86,000 primarily from recurring maintenance billings. Operating costs combined of $719,000 for the Three Months ended April 30, 1999 increased by $155,000 or 27.5% from operating costs of $564,000 for the Three Months ended April 30, 1998. The increase is principally attributed to Sports and Hotel Systems which began operations during the Second Quarter of Fiscal 1999.

Keno Operations

         Keno was formed in June 1998 and the Company estimates it will begin operations in June 1999. During the Three Months ended April 30, 1999, Keno incurred costs of $67,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

         Direct costs of $1,766,000 for the Three Months ended April 30, 1999 increased by $401,000 or 29.4% from direct costs of $1,365,000 for the Three Months ended April 30, 1998 due principally to the new companies which were not operating during the prior fiscal quarter.

Research and Development Costs

         Research and development costs of $151,000 for the Three Months ended April 30, 1999 increased by $12,000 or 8.6% from research and development costs of $139,000 for the Three Months ended April 30, 1998 due principally to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $580,000 for the Three Months ended April 30, 1999 increased by $89,000 or 18.2% from selling, general and administrative costs of $491,000 for the Three Months ended April 30, 1998. The increase is due principally to AWI Keno start up costs and Mega$ports (US) operations.

Depreciation and Amortization

         Depreciation and amortization was $188,000 for the Fiscal Year ended 1999, an increase of $24,000 or 14.6% from depreciation and amortization of $164,000 for the Fiscal Year ended 1998. Amortization expense increased by $26,000 due to the acquisition of intangible assets of ACS. Depreciation expense remained flat between fiscal quarters.

Interest and Other Income

         Interest and Other Income of $8,000 for Fiscal Year ended 1999, decreased by $140,000 or 94.6% from interest and other income of $148,000 in the Fiscal Year ended 1998. The reduction is principally due to a decrease in income derived from short-term investments.

Interest Expense

         Interest Expense of $70,000 for Fiscal Year ended 1999 decreased by $31,000 or 30.7% from interest expense of $101,000 in the Fiscal Year ended 1998. The decrease is principally due to the interest paid in connection with the Racusin litigation and shareholder notes during the Three Months ended April 30, 1998.

Equity in Loss from Joint Venture

         The equity in loss from Mega$ports (US) joint venture was $110,000 for the Three Months ended April 30, 1998. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. In the Company's accompanying consolidated financial statements for and as of the three months ended April 30, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary.

Net Income from Continuing Operations

         The net income from continuing operations of $267,000 for Three Months ended April 30,1999, increased by $154,000 or 136.3% from $113,000 in the Three Months ended April 30, 1998. The increase between fiscal quarters was principally due to the increased revenues in the Sports book Wagering operations.

Discontinued Operations

Hotel, Food and Beverage Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In conjunction with the sale of the Hotel, the Company intends to leaseback and continue to operate the casino for up to two years. In the Company's accompanying consolidated financial statements for and as of the Three Months ended April 30, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. Revenues from hotel, food and beverage operations of $880,000 for the Three Months ended April 30, 1999 increased by $65,000 as compared to revenues of $815,000 for the Three Months ended April 30, 1998. Operating costs associated with hotel, food and beverage operations were $900,000 for the Three Months ended April 30, 1999, an increase of $8,000 or 0.9% as compared to costs of $892,000 for the Three Months ended April 30, 1998.

Liquidity and Capital Resources

         As of April 30, 1999, working capital was $36,000. Cash used in operating activities was $1,843,000 for the Three Months ended April 30, 1999 compared to cash used in operating activities of $1,154,000 for the Three Months ended April 30, 1998. Net cash provided by investing activities was $94,000 for the Three Months ended April 30, 1999 compared to cash provided by investing activities of $2,217,000 for the Three Months ended April 30, 1998. The decrease is principally attributed to the liquidation of short-term investments during the prior fiscal quarter. Net cash used in financing activities amounted to $34,000 for the Three Months ended April 30, 1999 compared to net cash used in financing activities of $727,000 for the Three Months ended April 30, 1998. This decrease is principally due to the repayment of long-term debt during the Three Months ended April 30, 1998. The Company paid $480,000 for the balance of a note due to Pioneer Citizens Bank of Nevada, which was borrowed in March 1995 and loaned to LHC to acquire the initial 50% of the Hotel/Casino.

         Management believes that the Company will be able to satisfy its operating cash requirements through the end of its current fiscal year from existing cash balances and anticipated cash flows.

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

Recently Issued Accounting Standards

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131")

Year 2000

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

         The Company has established a compliance program to assess the impact and formulate corrective actions regarding the Year 2000 issue. Where important to the Company's business, inquiries are continuing to be made of the third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and if a third party Year 2000 problem is detected, alternatives are being developed. The Company believes that a substantial majority of its systems are currently Year 2000 compliant. The Company has completed the process of assessing both the internal readiness of its computer systems and the compliance of its currently offered computer products and software to customers for handling the year 2000 problem. The Company has started installations of customer upgrades to address the compliance of its computer products and software. It is the Company's goal to have all currently offered systems Year 2000 compliant by the end of the third quarter. All existing installations of currently offered systems will be upgraded, if necessary, to meet Year 2000 compliance as part of the existing maintenance contract requirements. The Company does not intend to assess the readiness of non-current products that are not currently offered to customers. The Company has contacted its customers that are operating non-current systems and communicated to them that the systems they are using are not Year 2000 compliant and that the Company does not intend to upgrade these systems. The Company has offered these customers solutions, which include the purchase of a new system, which is Year 2000 compliant. The Company has not yet developed a comprehensive contingency plan, although as previously mentioned all critical systems are currently backed up daily and can be restored if necessary. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

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

PART II           OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - See the description of these legal proceedings set forth in the Registrant's Form 10-KSB for the year ended January 31, 1999.

Item 2.           CHANGES IN SECURITIES - NON APPLICABLE

Item.3.           DEFAULTS UPON SENIOR SECURITIES - NON APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NON APPLICABLE

Item 5.           OTHER INFORMATION - NON APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits - Financial Data Schedule

Number                 Description                           Method of Filing
------                 -----------                           ----------------

27            Financial Data Schedule                         Filed Herewith

(b)The following report on form 8-K was filed during the quarter ended April 30, 1999:

              NONE




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 AMERICAN WAGERING, INC.




                                                        (Registrant)

Date:    June 14, 1999                           By: /s/ Robert D. Ciunci
                                                 ----------------------------
                                                 Robert D. Ciunci
                                                 Executive Vice President and
                                                 Chief Financial Officer