Form 10QSB
period 1999-07-31
AMERICAN WAGERING INC
filed 1999-09-14
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(x)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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


                                Nevada 88-0344658
             ------------------------------------------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)


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

     The number of shares of Common Stock outstanding as of September 10, 1999 was 7,824,513.

                             AMERICAN WAGERING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                           July 31,      January 31,
                                                                            1999            1999
ASSETS                                                                  ------------    ------------
CURRENT ASSETS:
  Cash                                                                  $  1,876,117     $ 3,076,563
  Short-term investments                                                     276,428         483,671
  Accounts receivable, net of allowance for doubtful accounts
   of $139,157 and $78,295                                                   978,605         172,046
  Inventories, net of obsolescence reserve of $81,825 and $56,825            551,312         724,386
  Prepaid expenses and other current assets                                  683,247         544,212
                                                                        ------------     -----------
TOTAL CURRENT ASSETS                                                       4,365,709       5,000,878

PROPERTY AND EQUIPMENT, net                                                3,993,347       4,063,042

INTANGIBLE ASSETS, net                                                     1,128,519       1,238,890

DEPOSITS AND OTHER ASSETS                                                    348,037         388,765

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                    -       1,074,295
                                                                         -----------     -----------
TOTAL ASSETS                                                            $  9,835,612     $11,765,870
                                                                        ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                     $     60,268     $    57,913
  Accounts payable                                                         1,601,931         678,067
  Accrued expenses                                                           834,976         718,932
  Unpaid winning tickets                                                     376,838       2,548,181
  Other current liabilities                                                  981,984         707,612
  Net current liabilities of discontinued operations                               -         616,644
                                                                        ------------     -----------
TOTAL CURRENT LIABILITIES                                                  3,855,997       5,327,349
                                                                        ------------     -----------
LONG-TERM DEBT:
  Long-term debt, less current portion                                     1,848,502       1,879,237
                                                                        ------------     -----------
TOTAL LONG-TERM DEBT                                                       1,848,502       1,879,237
                                                                        ------------     -----------

MINORITY INTEREST                                                             (7,049)         (3,380)

STOCKHOLDERS' EQUITY:
  Series A Preferred stock - 10% cumulative;$.01 par value; authorized
   25,000,000 shares;issued and outstanding: 17,424 and 18,924 shares      1,742,400       1,892,400
  Common stock -- $.01 par value; authorized
   25,000,000 shares; issued and outstanding: 7,885,613 shares                78,857          78,857
  Additional paid-in capital                                              14,296,848      14,296,848
  Accumulated deficit                                                    (11,652,450)    (11,377,948)
   Less: treasury stock; at cost: 61,100 shares                             (327,493)       (327,493)
                                                                        ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                 4,138,162       4,562,664
                                                                        ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  9,835,612     $11,765,870
                                                                        ============     ===========

    Note: The consolidated balance sheet at January 31, 1999 has been derived from the audited financial statements.

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998

                                                                    1999            1998
                                                                 ----------     -----------
REVENUES                                                         $2,256,484     $ 1,633,413

OPERATING COSTS AND EXPENSES:
  Direct costs                                                    2,037,817       1,269,424
  Research and development                                          191,862         139,388
  Selling, general and administrative                               768,941       1,136,254
  Depreciation and amortization                                     207,306         167,261
                                                                 ----------     -----------
TOTAL OPERATING COSTS AND EXPENSES                                3,205,926       2,712,327
                                                                 ----------     -----------
OPERATING INCOME                                                   (949,442)     (1,078,914)

OTHER INCOME (EXPENSE):
  Interest income                                                     3,023          34,692
  Other income                                                        1,319          78,593
  Minority Interest                                                  (1,354)             --
  Equity Loss from joint venture                                         --         (86,866)
  Interest expense                                                  (39,974)        (82,139)
                                                                 ----------     -----------
TOTAL OTHER EXPENSE                                                 (36,986)        (55,720)
                                                                 ----------     -----------
LOSS FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                        (986,428)     (1,134,634)

PROVISION (BENEFIT) FOR INCOME TAXES                                     --              --
                                                                 ----------     -----------

LOSS FROM CONTINUING OPERATIONS                                    (986,428)     (1,134,634)

DISCONTINUED OPERATIONS:

         GAIN ON SALE OF HOTEL, FOOD AND BEVERAGE
          OPERATIONS, NET OF INCOME TAX                             341,403              --

         EXCESS RESERVE - LOSS ON DISPOSAL                          213,465              --
                                                                 ----------     -----------
INCOME FROM DISCONTINUED OPERATIONS                                 554,868              --
                                                                 ----------     -----------
NET LOSS                                                           (431,560)     (1,134,634)

PREFERRED STOCK DIVIDEND REQUIREMENTS                               (47,570)             --
                                                                 ----------     -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $ (479,130)    $(1,134,634)
                                                                ===========     ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK

  Loss from continuing operations
    Basic                                                        $    (0.13)    $     (0.15)
    Diluted                                                      $    (0.13)    $     (0.15)

  Income from discontinued operations
    Basic                                                        $     0.07              --
    Diluted                                                      $     0.07              --

  Net loss
    Basic                                                        $    (0.06)    $     (0.15)
    Diluted                                                      $    (0.06)    $     (0.15)

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                                                  1999                    1998
                                                               ----------              -----------
REVENUES                                                       $5,266,607              $ 3,968,781

OPERATING COSTS AND EXPENSES:
         Direct costs                                           3,803,402                2,634,422
         Research and development                                 343,242                  278,660
         Selling, general and administrative                    1,395,606                1,440,812
         Depreciation and amortization                            395,451                  331,557
                                                               ----------              -----------
       TOTAL OPERATING COSTS AND EXPENSES                       5,937,701                4,685,451
                                                               ----------              -----------
OPERATING LOSS                                                   (671,094)                (716,670)

OTHER INCOME (EXPENSE):
         Interest income                                           10,542                  100,443
         Other income                                               1,319                  161,702
         Minority interest                                          3,669                      ---
         Equity in loss from joint venture                            ---                 (384,068)
         Interest expense                                         (79,452)                (183,264)
                                                               ----------              -----------
TOTAL OTHER EXPENSE                                               (63,922)                (305,187)
                                                               ----------              -----------
LOSS FROM CONTINUING OPERATIONS
       BEFORE PROVISION (BENEFIT) FOR INCOME TAXES               (735,016)              (1,021,857)

PROVISION (BENEFIT) FOR INCOME TAXES                                  ---                      ---
                                                               ----------              -----------
LOSS FROM CONTINUING OPERATIONS                                  (735,016)              (1,021,857)

DISCONTINUED OPERATIONS:

       GAIN ON SALE OF HOTEL, FOOD AND BEVERAGE
        OPERATIONS, NET OF INCOME TAX                             341,403                      ---

       EXCESS RESERVE - LOSS ON DISPOSAL                          213,465                      ---
                                                               ----------              -----------
INCOME FROM DISCONTINUED OPERATIONS                               554,868                      ---
                                                               ----------              -----------

NET LOSS                                                         (180,148)              (1,021,857)

PREFERRED STOCK DIVIDEND REQUIREMENTS                             (94,354)                     ---
                                                               ----------              -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                      $ (274,502)             $(1,021,857)
                                                               ==========              ===========

INCOME PER SHARE OF COMMON STOCK

    Loss from continuing operations
         Basic                                                 $    (0.11)             $     (0.13)
         Diluted                                               $    (0.11)             $     (0.13)

    Income from discontinued operations
         Basic                                                 $     0.07              $      0.00
         Diluted                                               $     0.07              $      0.00

    Net (loss)
         Basic                                                 $    (0.04)             $     (0.13)
         Diluted                                               $    (0.04)             $     (0.13)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                                                  1999            1998
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (274,502)   $ (1,021,857)

  Adjustments to reconcile net income to cash
   used in operating activities:
  Depreciation and amortization                                   474,633         424,598
  Equity in loss from investment in
   joint venture                                                       --         197,181
  Gain on sale of discontinued operations                        (341,403)             --
  Discontinued operations                                        (342,482)       (424,459)
Minority interest                                                  (3,669)             --
  Provision for doubtful accounts                                 (60,862)       (256,460)
  Decrease (increase) in assets:
    Accounts receivable                                          (503,966)        432,041
    Inventories                                                   194,396          42,054
    Prepaid expenses and other current assets                     (80,329)       (100,211)
  Increase (decrease) in liabilities:
    Accounts payable                                              336,287        (920,683)
    Accrued expenses                                              313,399        (294,588)
    Unpaid winning tickets                                     (2,171,343)     (1,073,391)
    Other current liabilities                                      53,613         372,346
                                                              -----------     -----------
Total adjustments                                              (2,131,726)     (1,601,572)
                                                              -----------     -----------

  Net cash used in operating activities                        (2,406,228)     (2,623,429)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                              3,809,392              --
  Capital expenditures                                           (143,083)       (159,876)
  Purchase of assets of affiliate                                                (524,404)
  Deposits and other assets                                         2,374        (163,112)
  Proceeds from sale of assets                                         --              --
  Increase in investment in joint venture                              --        (195,117)
  Decrease in short-term investments                              207,243       4,288,289
                                                              -----------     -----------
  Net cash provided by investing activities                     3,875,926       3,245,780
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                   (2,412,408)     (1,095,701)
  Purchase of treasury stock                                           --        (295,710)
  Redemption of preferred stock                                  (150,000)             --
  Preferred stock dividends                                      (107,736)             --
                                                              -----------     -----------
    Net cash used in financing activities                      (2,670,144)     (1,391,411)
                                                              -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,200,446)       (769,060)

CASH AND CASH EQUIVALENTS, beginning of period                $ 3,076,563     $ 2,092,894
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                      $ 1,876,117     $ 1,323,834
                                                              ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                        $   200,825     $   308,439
                                                              ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                  (Continued)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Six Months Ended July 31, 1999 Transactions--

     On February 1, 1999 the Mega$ports joint venture agreement terminated. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed under the terms of the agreement to indemnify IGT for all presently due and future obligations of Mega$ports. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. The assets acquired and the assumption of debt were as follows:

                   Cash                                $   4,262
                   Other current assets                  168,463
                   Property and equipment                 70,290
                   Current liabilities                  (243,015)
                                                       ---------
                                                       $    ----
                                                       =========


Six Months ended July 31, 1998 Transactions--None












                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 1999


1. Summary of Business and Significant Accounting Policies

The accompanying unaudited consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of the Company for the periods presented. The financial statements as of and for the years ended January 31, 1999 and 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

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

Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at its Las Vegas, Nevada headquarters, Leroy's operates a statewide network of 46 sports and race wagering facilities by leasing the square footage necessary to conduct its operations from non-Company owned gaming establishments. Leroy's operates its main race and sports book and a 5,600 square foot casino with approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines at the Howard Johnson Hotel on 3111 West Tropicana Boulevard in Las Vegas, Nevada.

The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports(ACT)") located in Canberra, Australia. Mega$ports(ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel telephone and sports wagers on the Internet from patrons around the world except the United States. In November 1998, the Company was issued a 15 year Sports Betting license from the Bookmakers Licensing Committee in the Australian Capital Territory ("ACT"). The Company began accepting wagers from patrons within Australia in January 1999. The Company received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company believes it is the first Nevada licensed company to start an online gaming site.

The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players the first state wide progressive keno game. On April 29, 1999 the Company received licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. The Company began operations at two locations in August 1999 and must successfully complete a 30 day trial period before receiving final approval from the Nevada Gaming Commission.

The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with International Game Technology ("IGT") for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. On February 1, 1999, the Mega$ports joint venture agreement terminated. (See Note 2).

On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. and AWI Hotel Systems, Inc. were formed to hold the assets acquired from ACS.

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. The Company recognized a gain on sale of these operations of $341,000 and an excess reserve - loss on disposal of $213,000 during the Second Quarter of Fiscal 2000. (See Note 3).

Cash and Short Term Investments

The Company has segregated approximately $165,000 in cash to meet certain regulatory requirements. Short-term investments consist of liquid investments carried at cost and accrued interest.

Inventories

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

Depreciation and Amortization

Property and equipment are depreciated by use of both the straight line and accelerated methods. The Company recorded a charge for depreciation expense of $285,687 and $263,555 and amortization expense of $109,764 and $68,002 for the six months ended July 31, 1999 and 1998, respectively.

Intangible Assets

Intangible assets include the excess of the cost over the fair market value of net assets of acquired companies. Such costs are being amortized over the periods expected to be benefited or approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $481,171 and $371,407 at July 31, 1999 and January 31, 1999, respectively. The realizability of intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company business. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

Period Results Not Indicative of the Full Year

The results of operations for the three months and six months ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the three and six months ended July 31, 1999 and 1998 under the Company's Employee stock option plan and its Directors stock option plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the loss incurred by the Company during the three and six months ended July 31, 1999 and 1998.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                          Three Months                          Six Months
                                                          Ended July 31,                      Ended July 31,
                                                   ---------------------------         ---------------------------
                                                     1999              1998              1999               1998
                                                   ---------         ---------         ---------         ---------
   Weighted-average common shares
   outstanding (used in the computation
   of basic earnings per share)..........          7,824,513         7,792,330         7,824,513         7,812,547

   Potential dilution from the assumed
   exercise of common stock options......            252,967           223,358           252,967           221,887
                                                   ---------         ---------         ---------         ---------
   Weighted-average common and common
   stock equivalent shares (used in the
   computation of diluted earnings per
   share)................................          8,077,480         8,015,688         8,077,480         8,034,434
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

Reclassifications

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the Company's net income (loss).

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

Concentration of Risk

The Company derives a substantial portion of its revenues from a limited number of licensed race and sports books in the State of Nevada. Limitations on the scope of operations at such licensed race and sports books due to statutory or regulatory changes or deterioration in the general economic conditions which impact the gaming industry in Nevada could adversely affect the Company's operating results. The Company also derives a portion of its revenues from Australia, which is susceptible to statutory, regulatory or economic changes, which may impact the Internet or the gaming industry outside of the United States.

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

2. Investment in Joint Venture

The Company, through its wholly owned subsidiary CBS, was involved in a joint venture with IGT. CBS and IGT each owned a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports
(US)"). On February 1, 1999, Mega$ports joint venture agreement terminated. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed under the terms of the agreement to indemnify IGT for all presently due or future obligations of Mega$ports(US). The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. In the Company's accompanying consolidated financial statements for and as of the six months ended July 31, 1999, the results of Mega$ports(US) operations have been accounted for as a wholly owned subsidiary. Mega$ports (US), which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's original investment in joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations.

3. Discontinued Operations

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location.
In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

The Company recorded a reserve during fiscal year ended January 31, 1998 for the estimated losses on the disposal of this segment, which was comprised of an estimated loss on the sale of the hotel of $246,000 and a provision for anticipated losses during the phase out period of $616,000.

The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                July 31,       January 31,
                                                  1999            1999
                                                --------       ----------
Current assets                                  $    ---       $  274,119
Accounts payable, accrued expenses and other         ---         (890,763)
                                                --------       ----------
Net current liabilities                         $    ---       $ (616,644)
                                                ========       ==========
Property, plant and equipment, net              $    ---       $3,383,376
Non-current liabilities                              ---       (2,309,081)
                                                --------       ----------
Net long term assets                            $    ---       $1,074,295
                                                ========       ==========

The condensed statements of operations relating to the discontinued operations are presented below:

                                   Three months ended July 31,     Six months ended July 31,
                                         1999         1998            1999          1998
                                      ---------     ---------      ---------      ---------
Revenues                              $ 553,698     $ 795,406      $1,433,639     $1,570,261
Costs and expenses                      852,342       961,330       1,808,627      1,961,354
                                      ---------     ---------      ----------     ----------
Loss before income taxes               (298,644)     (165,924)       (374,988)      (391,093)
Provision (benefit)
  for income taxes                          --            --              --             --
                                      ---------     ---------      ----------     ----------
Net (loss)                            $(298,644)    $(165,924)     $ (374,988)    $ (391,093)
                                      =========     =========      ==========     ==========

During the three months ended July 31, 1999, the Company realized a gain of $341,000 from the sale of this segment. Additionally, the Company no longer required the initial estimated loss from discontinued operations of $246,000. The Company incurred losses from operations in excess of its initial reserve for losses of $33,000. This excess amount was charged against the estimated loss on the sale reserve, which reduced that reserve to $213,000.

The sale of the segment did not result in an income tax liability. Accordingly, the Company did not make a provision for income tax.

4. Business Segments

The Company's primary operations are reported in the following four segments:

Wagering, Casino, Systems, and Keno. The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements.

The Wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As at July 31, 1999, in addition to its main location, the Company operated 45 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the Wagering segment consists of Mega$ports (ACT) Australia operations, the Company's international wagering hub for Internet sports wagering and Mega$ports, Inc., a Nevada Corporation, ("Mega$ports (US)") which offers a pari-mutuel sports wagering system in the state of Nevada.

The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

The Systems segment designs, sells, installs and maintains equipment, software and computer systems to the sports betting and hotel industries.

The Keno segment develops, sells, operates and services stand alone linked progressive keno games using state-of-the-art graphical interfaces. Keno is currently in its start-up phase and has primarily incurred labor and marketing expenses.

The following summarizes the segment information for the Company:

                Three Months
                   Ended                                                                     .
                  July 31,     Wagering     Casino      Systems       Keno       Corporate       Total
                -----------   ----------   --------    ----------   ---------    ----------   -----------
  Revenues          1999      $  726,817   $167,884    $1,361,783   $     ---    $      ---   $ 2,256,484
                    1998         810,729    153,573       669,111         ---           ---     1,633,413

  Research and      1999             ---        ---       191,862         ---           ---       191,862
  Development       1998             ---        ---       139,388         ---           ---       139,388

  Operating         1999        (662,620)    48,107       205,010     (95,578)     (444,361)     (949,442)
  Income (Loss)*    1998        (199,313)    26,553      (346,614)        ---      (559,540)   (1,078,914)

  Capital           1999          94,190      2,712       (15,250)     42,480        10,000       134,132
  Expenditures      1998          89,961        ---         4,518         ---        13,989       108,468

  Depreciation and  1999          95,300       (433)      104,525         ---         7,914       207,306
  Amortization      1998          77,436      5,624        71,604         ---        12,597       167,261

  Identifiable      1999       2,468,393    286,910     5,529,536     398,018     1,152,755     9,835,612
 Assets January 31, 1999       4,052,879    301,738     5,343,561     317,067       676,330    10,691,575


                 Six Months
                   Ended                                                                     .
                  July 31,     Wagering     Casino      Systems       Keno       Corporate       Total
                -----------   ----------   --------    ----------   ---------    ----------   -----------
  Revenues          1999      $2,524,079   $366,964    $2,375,564   $     ---    $      ---   $ 5,266,607
                    1998       2,124,819    300,636     1,543,326         ---           ---     3,968,781

  Research and      1999             591        ---       342,651         ---           ---       343,242
  Development       1998             ---        ---       278,660         ---           ---       278,660

  Operating         1999        (178,753)   125,094       402,054    (162,502)     (856,987)     (671,094)
  Income (Loss)*    1998          58,227     49,838        77,590         ---      (902,325)     (716,670)

  Capital           1999          98,715      2,712       (13,927)     42,480        13,103       143,083
  Expenditures      1998          96,028      ---          13,452         ---        30,623       140,103

  Depreciation and  1999         163,558      3,643       202,239         ---        26,011       395,451
  Amortization      1998         152,128     11,249       143,893         ---        24,287       331,557

  Identifiable      1999       2,468,393    286,910     5,529,536     398,018     1,152,755     9,835,612
 Assets January 31, 1999       4,052,879    301,738     5,343,561     317,067       676,330    10,691,575

* Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal Quarter ended July 31, 1999 compared to the Fiscal Quarter ended July 31, 1998

         Revenues for the Fiscal Quarter ended July 31, 1999 ("Second Quarter of Fiscal 2000") were $2,256,000, an increase of $623,000 or 38.2% from revenues of $1,633,000 for the Fiscal Quarter ended July 31, 1998 ("Second Quarter of Fiscal 1999"). The increase was principally attributed to an increase in Systems revenues of $693,000 and Casino revenues of $14,000 offset by a decrease in Wagering revenues of $84,000. Operating loss of $949,000 for the Fiscal Quarter ended July 31, 1999, varied favorably by $129,000 or 12.0% from an operating loss of $1,079,000 for the Fiscal Quarter ended July 31,1998. The favorable variance was principally attributed to additional Systems and Casino revenues in addition to a decrease in corporate expenses. Offsetting the improvement in operating loss between fiscal quarters was operating losses at our new Wagering entities, Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000 and Mega$ports(ACT), which began operations in January 1999 and start up costs related to AWI Keno, Inc. which began operations in August 1999.

Wagering Operations

         Revenues from Wagering operations were $727,000 for the Second Quarter of Fiscal 2000, a decrease of $84,000 or 10.4% from revenues of $811,000 for the Second Quarter of Fiscal 1999. The decrease was principally due to Mega$ports
(ACT) which incurred wagering losses of $251,000 for the Second Quarter of Fiscal 2000. Wagering revenues derived from U.S. operations increased by $167,000 between fiscal quarters. The increase is attributed to an increase in U.S. Handle (the total amount wagered at the Company's sports and race books) of 5.1% and an increase in U.S. net win percentage (revenues divided by handle) of 15.4% between fiscal quarters. Handle from U.S. operations of $21,773,000 for the Second Quarter of Fiscal 2000 increased by $1,066,000 from Handle of $20,707,000 for the Second Quarter of Fiscal 1999. The increase in Handle was due to an increased level of wagering at our current sports book locations compared to the prior fiscal quarter's sports book locations. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The net win percentage from U.S. operations was 4.5% for the Second Quarter of Fiscal 2000 compared to 3.9% for the Second Quarter of Fiscal 1999. Operating costs from all Wagering operations of $1,389,000 for the Second Quarter of Fiscal 2000 increased by $379,000 or 37.5% from operating costs of $1,010,000 for the Second Quarter of Fiscal 1999. The increase in operating costs are principally attributed to the addition of Mega$ports(ACT) which began operations in January, 1999 and Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000. These new operations did not have corresponding revenues in direct relation to their expenses.

Casino Operations

         Revenues from Casino operations were $168,000 for the Second Quarter of Fiscal 2000, an increase of $14,000 or 9.1% from revenues of $154,000 for the Second Quarter of Fiscal 1999. The increase was principally attributed to increased slot play of local customers. Operating costs were approximately the same between fiscal quarters.

Systems Operations

         Revenues from Systems operations were $1,362,000 for the Second Quarter of Fiscal 2000, an increase of $693,000 or 103.6% from revenues of $669,000 for the Second Quarter of Fiscal 1999. CBS operations revenues of $1,305,000 for the Second Quarter of Fiscal 2000 increased by $636,000 or 95.1% from revenues of $669,000 for the Second Quarter of Fiscal 1999. The increase was attributed to increased equipment and ticket paper sales. Sports Systems and Hotel Systems, which began operations in July 1998 and are partly owned, generated revenues of $57,000 for the Second Quarter of Fiscal 2000 primarily from monthly maintenance billings. Operating costs for all Systems operations of $1,157,000 for the Second Quarter of Fiscal 2000 increased by $141,000 or 13.9% from operating costs of $1,016,000 for the Second Quarter of Fiscal 1999. The increase in operating costs is principally due to equipment costs associated with the increase in CBS system sales.

Keno Operations

         Keno was formed in June 1998 and began operations in August 1999. During the Second Quarter of Fiscal 2000, Keno incurred costs of $96,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

         Direct costs of $2,038,000 for the Second Quarter of Fiscal 2000 increased by $769,000 or 60.6% from direct costs of $1,269,000 for the Second Quarter of Fiscal 1999. The increase is due principally to equipment costs associated with the increase in CBS system sales and the expenses associated with the new companies, which were not operating during the prior fiscal quarter.

Research and Development Costs

         Research and development costs of $192,000 for the Second Quarter of Fiscal 2000 increased by $53,000 or 38.1% from research and development costs of $139,000 for the Second Quarter of Fiscal 1999 due principally to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $769,000 for the Second Quarter of Fiscal 2000 decreased by $367,000 or 32.3% from selling, general and administrative costs of $1,136,000 for the Second Quarter of Fiscal 1999. The decrease is due principally to a reduction in legal expenses associated with the Company's litigation and licensing.

Depreciation and Amortization

         Depreciation and amortization was $207,000 for the Second Quarter of Fiscal 2000, an increase of $40,000 or 23.9% from depreciation and amortization of $167,000 for the Second Quarter of Fiscal 1999. Amortization expense increased by $16,000 due to the acquisition of intangible assets of ACS. The increase in depreciation expense of $24,000 is associated with the assets of our new companies.

Interest and Other Income

         Interest and Other Income of $3,000 for Second Quarter of Fiscal 2000, decreased by $110,000 or 97.3% from interest and other income of $113,000 for the Second Quarter of Fiscal 1999. The reduction is principally due to a decrease in short-term investments.

Interest Expense

         Interest Expense of $40,000 for Second Quarter of Fiscal 2000 decreased by $42,000 or 51.2% from interest expense of $82,000 in the Second Quarter of Fiscal 1999. The decrease is principally due to the interest paid in connection with the shareholder notes during the Second Quarter of Fiscal 1999.

Equity in Loss from Joint Venture

         The equity in loss from Mega$ports (US) joint venture was $87,000 for the Second Quarter of Fiscal 1999. On February 1, 1999, the Mega$ports joint venture agreement terminated (See Note 2). In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary.

Net Loss from Continuing Operations

         The net loss from continuing operations of $986,000 for Second Quarter of Fiscal 2000, varied favorably by $149,000 or 13.1% from $1,135,000 in the Second Quarter of Fiscal 1999. The favorable variance between fiscal quarters was principally due to the increased revenues by the Systems operations.

Discontinued Operations

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location.
In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

The Company recorded a reserve during fiscal year ended January 31, 1998 for the estimated losses on the disposal of this segment, which was comprised of an estimated loss on the sale of the hotel of $246,000 and a provision for anticipated losses during the phase out period of $616,000.

During the three months ended July 31, 1999, the Company realized a gain of $341,000 from the sale of this segment. Additionally, the Company no longer required the initial estimated loss from discontinued operations of $246,000. The Company incurred losses from operations in excess of its initial reserve for losses of $33,000. This excess amount was charged against the estimated loss on the sale reserve, which reduced that reserve to $213,000.

The sale of the segment did not result in an income tax liability. Accordingly, the Company did not make a provision for income tax.

Six Months ended July 31, 1999 compared to the Six Months ended July 31, 1998

         Revenues for the Six Months ended July 31, 1999 were $5,267,000, an increase of $1,298,000 or 32.7% from revenues of $3,969,000 for the Six Months ended July 31, 1998. The increase was attributed to an increase in Systems revenues of $832,000, Wagering revenues of $399,000 and Casino revenues of $66,000. Operating loss of $671,000 for the Six Months ended July 31, 1999, varied favorably by $46,000 or 6.4% from an operating loss of $717,000 for the Six Months ended July 31,1998. The favorable variance was principally attributed to additional Systems and Casino revenues in addition to a decrease in corporate expenses. Offsetting the improvement in operating loss between fiscal years was operating losses at our new Wagering entities, Mega$ports (US), which became a wholly owned subsidiary during the Six Months ended July 31, 1999 and Mega$ports
(ACT), which began operations in January, 1999 and AWI Keno start up costs of $163,000.

Wagering Operations

         Revenues from Wagering operations were $2,524,000 for the Six Months ended July 31, 1999, an increase of $399,000 or 18.8% from revenues of $2,125,000 for the Six Months ended July 31, 1998. Revenues from U.S. operations were $2,773,000 for the Six Months ended July 31, 1999, an increase of $648,000 or 30.5% from revenues of $2,125,000 for the Six Months ended July 31, 1998. The increase is attributed to an increase in Handle (the total amount wagered at the Company's sports and race books) of 7.5% and an increase in U.S. net win percentage (revenues divided by handle) of 21.2% between fiscal years. Handle from U.S. operations of $43,930,000 for the Six Months ended July 31, 1999 increased by $3,054,000 from Handle of $40,876,000 for the Six Months ended July 31, 1998. The increase in Handle was due to an increased level of wagering at our current sports book location offerings compared to the prior fiscal quarter's sports book offerings. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The net win percentage from U.S. operations was 6.3% for the Six Months ended July 31, 1999 compared to 5.2% for the Six Months ended July 31, 1998. Increased revenues were offset by Mega$ports (ACT) which incurred wagering losses of $249,000 for the Six Months ended July 31, 1999. Operating costs from all Wagering operations of $2,703,000 for the Six Months ended July 31, 1999 increased by $636,000 or 30.8% from operating costs of $2,067,000 for the Six Months ended July 31, 1998. The increase in operating costs are principally attributed to the addition of Mega$ports (ACT) which began operations in January, 1999 and Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000. These operations did not have corresponding increases in revenues.

Casino Operations

         Revenues from Casino operations were $367,000 for the Six Months ended July 31, 1999, an increase of $66,000 or 21.9% from revenues of $301,000 for the Six Months ended July 31, 1998. The increase was principally attributed to increased slot play of local customers. Operating costs were approximately the same between fiscal years.

Systems Operations

         Revenues from Systems operations were $2,376,000 for the Six Months ended July 31, 1999, an increase of $833,000 or 54.0% from revenues of $1,543,000 for the Six Months ended July 31, 1998. CBS operations revenues of $2,233,000 for the Six Months ended July 31, 1999 increased by $690,000 or 44.7% from revenues of $1,543,000 for the Six Months ended July 31, 1998. The increase was attributed to increased equipment sales due to new casino openings. Sports Systems and Hotel Systems, which began operations in July 1998 and are partly owned, generated revenues of $143,000 for the Six Months ended July 31, 1999 primarily from recurring maintenance billings. Operating costs for all Systems operations of $1,974,000 for the Six Months ended July 31, 1999 increased by $508,000 or 34.7% from operating costs of $1,466,000 for the Six Months ended July 31, 1998. The increase in operating costs is principally due to equipment costs associated with the increase in CBS system sales.

Keno Operations

         Keno was formed in June 1998 and began operations in August 1999. During the Six Months ended July 31, 1999, Keno incurred costs of $163,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

         Direct costs of $3,803,000 for the Six Months ended July 31, 1999 increased by $1,169,000 or 44.4% from direct costs of $2,634,000 for the Six Months ended July 31, 1998. The increase is due principally to equipment costs associated with the increase in CBS system sales and the expenses associated with the new companies, which were not operating during the prior fiscal quarter.

Research and Development Costs

         Research and development costs of $343,000 for the Six Months ended July 31, 1999 increased by $64,000 or 22.9% from research and development costs of $279,000 for the Six Months ended July 31, 1998 due principally to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $1,396,000 for the Six Months ended July 31, 1999 decreased by $45,000 or 3.1% from selling, general and administrative costs of $1,441,000 for the Six Months ended July 31, 1998. The decrease is due principally to a reduction in legal expenses associated with the Company's litigation and licensing offset by an increase in expenses associated with new companies.

Depreciation and Amortization

         Depreciation and amortization was $395,000 for the Six Months ended July 31, 1999, an increase of $63,000 or 19.0% from depreciation and amortization of $332,000 for the Six Months ended July 31, 1998. Amortization expense increased by $42,000 due to the acquisition of intangible assets of ACS. An increase in depreciation expense of $22,000 is associated with the assets of our new companies.

Interest and Other Income

         Interest and Other Income of $16,000 for Six Months ended July 31, 1999, decreased by $246,000 or 93.9% from interest and other income of $262,000 for the Six Months ended July 31, 1998. The reduction is principally due to a decrease in income derived from short-term investments.

Interest Expense

         Interest Expense of $79,000 for Six Months ended July 31, 1999 decreased by $104,000 or 56.9% from interest expense of $183,000 in the Six Months ended July 31, 1998. The decrease is principally due to the interest paid in connection with the shareholder notes during the Six Months ended July 31, 1998.

Equity in Loss from Joint Venture

         The equity in loss from Mega$ports (US) joint venture was $384,000 for the Six Months ended July 31, 1998. On February 1, 1999 Mega$ports joint venture terminated. In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary.

Net Loss from Continuing Operations

         The net loss from continuing operations of $735,000 for Six Months ended July 31, 1999, varied favorably by $287,000 or 28.1% from $1,022,000 in the Six Months ended July 31, 1998. The favorable variance between fiscal years was principally due to the increased revenues by the Systems and Casino operations.

Discontinued Operations

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location.
In the Company's accompanying consolidated financial statements for and as of the Three and Six Months ended July 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

The Company recorded a reserve during fiscal year ended January 31, 1998 for the estimated losses on the disposal of this segment, which was comprised of an estimated loss on the sale of the hotel of $246,000 and a provision for anticipated losses during the phase out period of $616,000.

During the three months ended July 31, 1999, the Company realized a gain of $341,000 from the sale of this segment. Additionally, the Company no longer required the initial estimated loss from discontinued operations of $246,000. The Company incurred losses from operations in excess of its initial reserve for losses of $33,000. This excess amount was charged against the estimated loss on the sale reserve, which reduced that reserve to $213,000.

The sale of the segment did not result in an income tax liability. Accordingly, the Company did not make a provision for income tax.

Liquidity and Capital Resources

         As of July 31, 1999, working capital was $510,000. Cash used in operating activities was $2,406,000 for the Six Months ended July 31, 1999 compared to cash used in operating activities of $2,623,000 for the Six Months ended July 31, 1998. Net cash provided by investing activities was $3,876,000 for the Six Months ended July 31, 1999 compared to cash provided by investing activities of $3,246,000 for the Six Months ended July 31, 1998. This increase is principally due to the proceeds generated from the sale of assets of the Hotel, food and beverage operations offset by a decrease in income derived from short-term investments . Net cash used in financing activities was $2,670,000 for the Six Months ended July 31, 1999 compared to net cash used in financing activities of $1,391,000 for the Six Months ended July 31, 1998. This increase is principally due to the repayment of long-term debt during the Six Months ended July 31, 1999 associated with the sale of the Hotel, food and beverage operations.

         Management believes that the Company will be able to satisfy its operating cash requirements through the end of its current fiscal year from existing cash balances and anticipated cash flows. Management believes that the future profitability is based on the ability to continue to improve the profitability of Megasport (US), Megasports (ACT) and Keno. However, if there is no improvement in these operations and the next quarter is not profitable, the Company will need to seek additional equity or debt funding. There is no assurance that the Company can complete such equity or debt funding or do so on terms satisfactory to the Company.

         The Company has expanded its sports wagering activities to the international Internet market. The Company is exploring other jurisdictions outside of the United States to expand its sports wagering and keno business lines. The level of customer acceptance for the Company's sports wagering and keno products in these new jurisdictions is undetermined. Establishing these operations may require initial investments of several hundred thousand dollars. If the required investments cannot be funded through current operations, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

National Gambling Impact Study Commission

         Congress has created the National Gambling Impact Study Commission comprised of nine individuals appointed by the President. The general duty of the Commission is to conduct a comprehensive legal and factual study of the gambling industry in the United States, to review existing Federal, State and local policy and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. On July 18, 1999 the Commission issued its report. It contained a number of recommendations including the prohibition of Internet wagering. It is not possible to predict the future impact of the Commission on the Company and its operations as there could be legislation and actions that may materially adversely affect the Company's business.

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

                  On June 30, 1999, pursuant to the sale of the hotel, food and beverage segment, the Company entered into a settlement agreement with James A. Rissler and Patricia R. Rissler ("Landlord"). As consideration, AWI agreed to dismiss its' Appeal of the Civil Action entered into as of March 17, 1998 filed in the Nevada Supreme Court. AWI also agreed to pay the Landlord $135,680, which included certain rents due under the lease which were in dispute and license fees, interest and attorneys fees incurred by the Landlord. The payment of the sums pursuant to the Agreement was not considered an admission of liability by AWI for the Lease Claims asserted against them in the Civil Action. The Landlord agreed to fully release and discharge AWI of any litigation or action or claim against them. In addition, the Landlord waived its rights of first refusal contained in the lease and fully released AWI from any and all obligations as tenant under the lease. Of the amount paid by AWI, $52,000 had been accrued as of April 30, 1999.

Item 2.           CHANGES IN SECURITIES - NON APPLICABLE

Item.3.           DEFAULTS UPON SENIOR SECURITIES - NON APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  On July 28, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors and ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending January 31, 2000.

                  At the Meeting, the Stockholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

                  Name                  Votes For      Votes Against      Abstentions
                  ----                  ---------      -------------      -----------
                  Victor J. Salerno      7,671,448           0               10,400
                  Robert D. Ciunci       7,671,448           0               10,400
                  Michael Merillat       7,671,448           0               10,400
                  Robert R. Barengo      7,671,448           0               10,400
                  Philip P. Hannifin     7,671,448           0               10,400

                  At the Meeting, the Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending January 31, 2000, the outcome of the voting was: 7,663,148 For, 900 Against and 17,800 Abstained.

Item 5.           OTHER INFORMATION - NON APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits - Financial Data Schedule

 Number               Description                  Method of Filing
 ------         -----------------------            ----------------
   27           Financial Data Schedule             Filed Herewith

(b)The following report on form 8-K was filed during the quarter ended July 31, 1999:

              NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             AMERICAN WAGERING, INC.




                     (Registrant)

         Date:    September 14, 1999                By: /s/ Robert D. Ciunci
                                                    ----------------------------
                                                    Robert D. Ciunci
                                                    Executive Vice President and
                                                    Chief Financial Officer