Form 10QSB
period 1999-10-31
AMERICAN WAGERING INC
filed 1999-12-15
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    (x)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

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

     The number of shares of Common Stock outstanding as of December 10, 1999 was 7,824,513.

                             AMERICAN WAGERING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                         October 31,      January 31,
                                                                             1999            1999
                                                                         ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                  $  3,247,151     $ 3,076,563
  Short-term investments                                                     252,066         483,671
  Accounts receivable, net of allowance for doubtful accounts
   of $227,876 and $78,295                                                   670,011         172,046
  Inventories, net of obsolescence reserve of $81,825 and $188,225           544,348         724,386
  Prepaid expenses and other current assets                                  506,260         544,212
                                                                        ------------     -----------
TOTAL CURRENT ASSETS                                                       5,219,836       5,000,878

PROPERTY AND EQUIPMENT, net                                                4,027,792       4,063,042

INTANGIBLE ASSETS, net                                                     1,086,970       1,238,890

DEPOSITS AND OTHER ASSETS                                                    293,695         388,765

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                    -       1,074,295
                                                                         -----------     -----------
TOTAL ASSETS                                                            $ 10,628,293     $11,765,870
                                                                        ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                     $     14,914     $    57,913
  Accounts payable                                                         1,897,469         678,067
  Accrued expenses                                                           890,524         718,932
  Unpaid winning tickets                                                   1,074,379       2,548,181
  Other current liabilities                                                1,153,208         707,612
  Net current liabilities of discontinued operations                               -         616,644
                                                                        ------------     -----------
TOTAL CURRENT LIABILITIES                                                  5,030,494       5,327,349
                                                                        ------------     -----------
LONG-TERM DEBT:
  Long-term debt, less current portion                                     1,879,237       1,879,237

MINORITY INTEREST                                                            (29,986)         (3,380)

STOCKHOLDERS' EQUITY:
  Series A Preferred stock - 10% cumulative;$.01 par value; authorized;
   25,000,000 shares; issued and outstanding: 16,424 and 18,924 shares     1,642,400       1,892,400
  Common stock - $.01 par value; authorized
   25,000,000 shares; issued and outstanding: 7,885,613 shares                78,857          78,857
  Additional paid-in capital                                              14,296,848      14,296,848
  Accumulated deficit                                                    (11,942,064)    (11,377,948)
   Less: treasury stock; at cost: 61,100 shares                             (327,493)       (327,493)
                                                                        ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,748,548       4,562,664
                                                                        ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 10,628,293     $11,765,870
                                                                        ============     ===========

    Note: The consolidated balance sheet at January 31, 1999 has been derived from the audited financial statements.

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998


                                                                             1999            1998
                                                                          ----------     -----------
         REVENUES                                                         $3,883,988     $ 2,633,333

         OPERATING COSTS AND EXPENSES:
           Direct costs                                                    2,701,221       1,880,120
           Research and development                                          277,776         148,072
           Selling, general and administrative                               907,072         872,731
           Depreciation and amortization                                     218,124         219,523
                                                                          ----------     -----------
         TOTAL OPERATING COSTS AND EXPENSES                                4,104,193       3,120,446
                                                                          ----------     -----------
         OPERATING LOSS                                                     (220,205)       (487,113)

         OTHER INCOME (EXPENSE):
           Interest income                                                    13,947          12,822
           Other income (expense)                                            (38,722)         77,395
           Minority interest                                                  22,937          (4,018)
           Equity in loss from investment in joint venture                        --        (196,638)
           Interest expense                                                  (39,296)        (79,413)
                                                                          ----------     -----------
         TOTAL OTHER EXPENSE                                                 (41,134)       (189,852)
                                                                          ----------     -----------
         LOSS FROM CONTINUING OPERATIONS
         BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                        (261,339)       (676,965)

         PROVISION (BENEFIT) FOR INCOME TAXES                                     --              --
                                                                          ----------     -----------

         NET LOSS                                                           (261,339)       (676,965)

         PREFERRED STOCK DIVIDEND REQUIREMENTS                               (42,417)            --
                                                                          ----------     -----------

         NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                        $ (303,756)    $  (676,965)
                                                                         ===========     ===========

         LOSS PER SHARE OF COMMON STOCK


           Net loss
             Basic                                                        $    (0.04)    $     (0.09)
             Diluted                                                      $    (0.04)    $     (0.09)



        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                                                  1999                    1998
                                                               ----------              -----------
REVENUES                                                       $9,150,595              $ 6,602,114

OPERATING COSTS AND EXPENSES:
         Direct costs                                           6,504,623                4,514,542
         Research and development                                 621,018                  426,732
         Selling, general and administrative                    2,302,678                2,500,430
         Depreciation and amortization                            613,575                  551,080
                                                               ----------              -----------
       TOTAL OPERATING COSTS AND EXPENSES                      10,041,894                7,992,784
                                                               ----------              -----------
OPERATING LOSS                                                   (891,299)              (1,390,670)

OTHER INCOME (EXPENSE):
         Interest income                                           24,490                  119,642
         Other income (expense)                                   (37,404)                 232,720
         Minority interest                                         26,606                   (4,018)
         Equity in loss from investment in joint venture               --                 (393,819)
         Interest expense                                        (118,749)                (262,677)
                                                               ----------              -----------
TOTAL OTHER EXPENSE                                              (105,057)                (308,152)
                                                               ----------              -----------
LOSS FROM CONTINUING OPERATIONS
       BEFORE PROVISION (BENEFIT) FOR INCOME TAXES               (996,356)              (1,698,822)

PROVISION (BENEFIT) FOR INCOME TAXES                                   --                       --
                                                               ----------              -----------
LOSS FROM CONTINUING OPERATIONS                                  (996,356)              (1,698,822)

DISCONTINUED OPERATIONS:

       GAIN ON SALE OF HOTEL, FOOD AND BEVERAGE
        OPERATIONS, NET OF INCOME TAX                             341,403                       --

       EXCESS RESERVE - LOSS ON DISPOSAL                          213,465                       --
                                                               ----------              -----------
INCOME FROM DISCONTINUED OPERATIONS                               554,868                       --
                                                               ----------              -----------

NET LOSS                                                         (441,488)              (1,698,822)

PREFERRED STOCK DIVIDEND REQUIREMENTS                            (136,771)                     ---
                                                               ----------              -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                      $ (578,259)             $(1,698,822)
                                                               ==========              ===========

INCOME (LOSS) PER SHARE OF COMMON STOCK

    Loss from continuing operations
         Basic                                                 $    (0.14)             $     (0.22)
         Diluted                                               $    (0.14)             $     (0.22)

    Income from discontinued operations
         Basic                                                 $     0.07              $      0.00
         Diluted                                               $     0.07              $      0.00

    Net loss
         Basic                                                 $    (0.07)             $     (0.22)
         Diluted                                               $    (0.07)             $     (0.22)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                                                  1999            1998
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (441,488)   $ (1,698,822)
Adjustments to reconcile net loss to cash
   used in operating activities:
  Depreciation and amortization                                   613,575         645,758
  Equity in loss from investment in
   joint venture                                                       --         393,819
  Gain on sale of discontinued operations                        (341,403)             --
  Discontinued operations                                        (626,309)             --
  Minority interest                                               (26,606)          4,018
  Provision for doubtful accounts                                 149,581         330,708
  Decrease (increase) in assets:
    Accounts receivable                                          (647,546)        (45,076)
    Inventories, net                                              180,038          71,808
    Prepaid expenses and other current assets                      37,952        (137,185)
  Increase (decrease) in liabilities:
    Accounts payable                                            1,219,401        (923,624)
    Accrued expenses                                              171,592        (746,817)
    Unpaid winning tickets                                     (1,473,802)       (314,726)
    Other current liabilities                                     445,596         862,169
                                                              -----------     -----------
Total adjustments                                                (297,931)        140,852
                                                              -----------     -----------
  Net cash used in operating activities                          (739,419)     (1,557,970)
                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                              3,809,392              --
  Capital expenditures                                           (409,649)       (541,526)
  Purchase of assets of affiliate                                      --        (524,404)
  Expenditures capitalized as intangible assets                   (16,756)        (12,650)
  Increase in investment in joint venture                              --        (637,308)
  Decrease in short-term investments                              231,605       4,862,084
  Deposits and other assets                                        95,070        (161,112)
                                                               -----------     -----------
  Net cash provided by investing activities                     3,709,662       2,985,084
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                         (2,427,027)     (1,131,900)
  Purchase of treasury stock                                           --        (327,493)
  Redemption of preferred stock                                  (250,000)             --
  Preferred stock dividends paid                                 (122,628)             --
                                                              -----------     -----------
    Net cash used in financing activities                      (2,799,655)     (1,459,393)
                                                              -----------     -----------
NET INCREASE (DECREASE) IN CASH                                   170,588         (32,279)

CASH, beginning of period                                     $ 3,076,563     $ 2,092,894
                                                              -----------     -----------
CASH, end of period                                           $ 3,247,151     $ 2,060,615
                                                              ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                        $   240,122     $   451,803
                                                              ===========     ===========

Cash paid (recovered) for income taxes                                 --        (136,000)
                                                              ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                   (Continued)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Nine Months Ended October 31, 1999 Transactions--

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

                             AMERICAN WAGERING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999


1. Summary of Business and Significant Accounting Policies

The accompanying unaudited consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of American Wagering, Inc., a Nevada corporation, (the "Company") for the periods presented. The financial statements as of and for the years ended January 31, 1999 and 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

Summary of Business

In August 1995, the Company was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by American Wagering, Inc., the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of American Wagering, Inc. These transactions are referred to as the "Reorganization."

Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at its Las Vegas, Nevada headquarters, Leroy's operates a statewide network of 48 race and sports wagering facilities by leasing the square footage necessary to conduct its operations from gaming establishments. Leroy's operates its main race and sports book and a 5,600 square foot casino with approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines at the Howard Johnson Hotel on 3111 West Tropicana Boulevard in Las Vegas, Nevada.

The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports(ACT)") located in Canberra, Australia. Mega$ports(ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel telephone and sports wagers on the Internet from patrons around the world except the United States. In November 1998, the Company was issued a fifteen year Sports Betting license from the Bookmakers Licensing Committee in the Australian Capital Territory ("ACT"). The Company began accepting wagers from patrons within Australia in January 1999. The Company received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company believes it is the first Nevada licensed company to start an online gaming site.

The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players the first state wide progressive keno game. On April 29, 1999 the Company received preliminary licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. The Company began operations at two locations in August 1999. The Nevada Gaming Commission required the Company to successfully complete a 30-day trial period before receiving final approval from the Nevada Gaming Commission. The Company received final approval from the Nevada Gaming Commission on November 11, 1999.

The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains race and sports book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with International Game Technology ("IGT") for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offers opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. On February 1, 1999, the Mega$ports joint venture agreement terminated. (See Note 2).

On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. and AWI Hotel Systems, Inc. were formed to hold the assets acquired from ACS.

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. The Company recognized a gain on sale of these operations of $341,000 and an excess reserve - loss on disposal of $213,000 during the Second Quarter of Fiscal 2000. (See Note 3).

Cash and Short-Term Investments

As of October 31, 1999 the Company has segregated approximately $572,000 in cash to meet certain regulatory requirements. Short-term investments consist of liquid investments carried at cost and accrued interest.

Inventories

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

Depreciation and Amortization

Property and equipment are depreciated by use of both the straight line and accelerated methods. The Company recorded a charge for depreciation expense of $445,000 and $410,000 and amortization expense of $169,000 and $141,000 for the nine months ended October 31, 1999 and 1998, respectively.

Intangible Assets

Intangible assets include the excess of the cost over the fair market value of net assets of acquired companies. Such costs are being amortized over the periods expected to be benefited or approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. Accumulated amortization was $639,000 and $371,000 at October 31, 1999 and January 31, 1999, respectively. The realizability of intangible assets is evaluated periodically as events or circumstances warrant. Such evaluations are based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company business. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

Period Results Not Indicative of the Full Year

The results of operations for the Three and Nine months ended October 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

With respect to the Wagering segment, which includes sports book and Internet operations, in accordance with industry practice, the Company recognizes fixed odds race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagering revenues are recognized based on the results of a completed event. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. The Company recognizes pari-mutuel race and sports wagering revenues as commissions earned as a percentage of the total amount wagered. The Systems segment of the Company recognizes revenue when the software and hardware is installed at the customer location. Maintenance fee revenue is recognized over the term of the contract.

Research and Development

The Company expenses all costs associated with the research and development of computerized software as incurred.

Advertising

The Company expenses all costs associated with advertising as incurred.

Earnings per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share" ("SFAS No. 128") which became effective for periods ending after December 15, 1997 and replaced historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the Three and Nine months ended October 31, 1999 and 1998 under the Company's Employee stock option plan and its Directors stock option plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the loss incurred by the Company during the Three and Nine months ended October 31, 1999 and 1998.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                 Three Months                    Nine Months
                                               Ended October 31,               Ended October 31,
                                               1999            1998          1999             1998
                                             ---------      ---------      ---------       ---------
   Weighted-average common shares
   outstanding (used in the computation
   of basic earnings per share)........      7,824,513      7,781,690      7,824,513       7,802,148
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


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% (or less) owned joint ventures are accounted for under the equity method.

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

2. Investment in Joint Venture

The Company, through its wholly owned subsidiary CBS, was involved in a joint venture with IGT. CBS and IGT each owned a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports
(US)"). On February 1, 1999, the Mega$ports joint venture agreement terminated. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed under the terms of the agreement to indemnify IGT for all presently due or future obligations of Mega$ports(US). The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. In the Company's accompanying consolidated financial statements for and as of the nine months ended October 31, 1999, the results of Mega$ports(US) operations have been accounted for as a wholly owned subsidiary. Mega$ports (US), which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's original investment in joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations.

3. Discontinued Operations

On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

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

The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:


                                                              January 31,
                                                                1999
                                                             ----------
         Current assets                                      $  274,119
         Accounts payable, accrued expenses and other          (890,763)
                                                             ----------
         Net current liabilities                             $ (616,644)
                                                             ==========
         Property, plant and equipment, net                  $3,383,376
         Non-current liabilities                             (2,309,081)
                                                             ----------
         Net long term assets                                $1,074,295
                                                             ==========

The condensed statements of operations relating to the discontinued operations are presented below:



                                          Three Months        Nine Months
                                             Ended              Ended
                                          October 31,         October 31,
                                             1998                1998
                                           ---------           ---------
Revenues                                   $ 849,746           2,501,650
Costs and expenses                           979,218           3,022,216
                                           ---------          ----------
Loss before income taxes                    (129,472)           (520,566)
Provision (benefit)for income taxes
                                                  ---               ---
                                           ---------          ----------
Net loss                                   $(129,472)         $ (520,566)
                                           =========          ==========

On June 30, 1999, the Company realized a gain of $341,000 from the sale of this segment. Additionally, the Company no longer required the initial estimated loss from discontinued operations of $246,000. The Company incurred losses from operations in excess of its initial reserve for losses of $33,000. This excess amount was charged against the estimated loss on the sale reserve, which reduced that reserve to $213,000.

The sale of the segment did not result in an income tax liability. Accordingly, the Company did not make a provision for income tax.

4. Business Segments

The Company's primary operations are reported in the following four segments:
Wagering, Casino, Systems, and Keno. The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements. The Wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As of October 31, 1999, in addition to its main location, the Company operated 47 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at the non-Company owned establishments. Additionally, the Wagering segment consists of Mega$ports
(ACT) Australia operations, the Company's international wagering hub for Internet sports wagering and Mega$ports, Inc., a Nevada Corporation, ("Mega$ports (US)") which offers a pari-mutuel sports wagering system in the state of Nevada.

The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

The Systems segment designs, sells, installs and maintains equipment, software and computer systems to the sports betting and hotel industries. The Systems segment includes CBS, Hotel Systems, Inc. and Sports Systems, Inc.

The Keno segment develops, sells, operates and services stand alone linked progressive keno games using state-of-the-art graphical interfaces. Keno began operations in August 1999 and is currently operating in two casinos.

The Corporate segment includes the Company's internal management services.

The following summarizes the segment information for the Company:

                 Three Months
                    Ended
                October 31,     Wagering     Casino      Systems       Keno       Corporate       Total
                 -----------   ----------   --------    ----------   ---------    ----------   -----------
  Revenues           1999      $2,253,445   $199,230    $1,424,668   $   6,645    $      ---  $ 3,883,988
                     1998       1,481,791    157,535       994,007         ---           ---    2,633,333

  Research and       1999             ---        ---       277,776         ---           ---      277,776
  Development        1998             ---        ---       148,072         ---           ---      148,072

  Operating          1999         355,878      9,722       232,320    (291,560)     (526,525)    (220,205)
  Income (Loss)*     1998         112,437     28,723       (69,255)   (137,127)     (421,891)    (487,113)

  Capital            1999         141,213        ---        23,805          30        20,682      185,730
  Expenditures       1998          24,625        ---        93,443     230,879        30,679      379,626

  Depreciation and   1999          84,060      5,214        97,636      14,113        17,101      218,124
  Amortization       1998          85,063      5,624       111,439         ---        17,397      219,523

  Identifiable       1999       3,942,672     35,720     4,288,246    (497,660)    2,859,315   10,628,293
  Assets January 31, 1999       4,052,879    301,738     5,343,561     317,067       676,330   10,691,575

                  Nine Months
                     Ended
                 October 31,     Wagering     Casino      Systems       Keno       Corporate       Total
                  -----------   ----------   --------    ----------   ---------    ----------   -----------
  Revenues            1999      $4,777,523   $566,964    $3,800,240   $   6,645    $      ---  $ 9,150,595
                      1998       3,606,610    458,170     2,537,334         ---           ---    6,602,114

  Research and        1999             591        ---       620,427         ---           ---      621,018
  Development         1998             ---        ---       426,732         ---           ---      426,732

  Operating           1999         177,125    134,815       631,374    (454,062)   (1,380,551)    (891,299)
  Income (Loss)*      1998         170,663     78,561      (178,552)   (137,127)   (1,324,215)  (1,390,670)

  Capital             1999         340,627      8,655         7,740      42,449        10,178      409,649
  Expenditures        1998         120,653       ---        106,895     230,879        83,099      541,526

  Depreciation and    1999         247,615      8,856       299,875      14,113        43,113      613,575
  Amortization        1998         237,190     16,873       255,332         ---        41,685      551,080

  Identifiable        1999       3,942,672     35,720     4,288,246    (497,660)    2,859.315   10,628,293
  Assets January 31,  1999       4,052,879    301,738     5,343,561     317,067       676,330   10,691,575

*Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal Quarter ended October 31, 1999 compared to the Fiscal Quarter ended October 31, 1998

         Revenues for the Fiscal Quarter ended October 31, 1999 ("Third Quarter of Fiscal 2000") were $3,884,000, an increase of $1,251,000 or 47.5% from revenues of $2,639,000 for the Fiscal Quarter ended October 31, 1998 ("Third Quarter of Fiscal 1999"). The increase was attributed to an increase in Wagering revenues of $771,000, Systems revenues of $431,000, Casino revenues of $41,000 and Keno revenue of $7,000. Operating loss of $261,000 for the Third Quarter of Fiscal 2000, varied favorably by $416,000 or 61.4% from an operating loss of $677,000 for the Third Quarter of Fiscal 1999. The favorable variance was principally attributed to additional Wagering, Systems and Casino revenues in addition to a decrease in corporate expenses. Offsetting the improvement in operating loss between fiscal quarters were operating losses at our new Wagering entities of $209,000 for Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000 and $173,000 for Mega$ports(ACT), which began operations in January 1999 and $292,000 for AWI Keno, Inc. which began operations in August 1999.

Wagering Operations

         Revenues from Wagering operations were $2,253,000 for the Third Quarter of Fiscal 2000, an increase of $771,000 or 52.0% from revenues of $1,482,000 for the Third Quarter of Fiscal 1999. The increase was principally due to an increase in net win percentage (revenues divided by handle). Wagering revenues derived from U.S. operations increased by $871,000 between such fiscal quarters. The increase is attributed to an increase in U.S. net win percentage of 80.0% between such fiscal quarters. Handle from U.S. operations of $28,970,000 for the Third Quarter of Fiscal 2000 decreased by $3,338,000 from Handle of $32,308,000 for the Third Quarter of Fiscal 1999. The decrease in Handle was due to a decreased level of wagering at our current sports book locations compared to the prior fiscal quarter's sports book locations. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. The net win percentage from U.S. operations was 8.1% for the Third Quarter of Fiscal 2000 compared to 4.5% for the Third Quarter of Fiscal 1999. The increase in U.S. wagering revenue was offset by Mega$ports (ACT) revenues which experienced paid outs greater than the Handle for the Third Quarter of Fiscal 2000. Operating costs from all Wagering operations of $1,898,000 for the Third Quarter of Fiscal 2000 increased by $529,000 or 38.6% from operating costs of $1,369,000 for the Third Quarter of Fiscal 1999. The increase in operating costs is principally attributed to the addition of Mega$ports(ACT) which began operations in January, 1999 and Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000. These operations experienced operating losses during the Third Quarter of Fiscal 2000.


Casino Operations

         Revenues from Casino operations were $199,000 for the Third Quarter of Fiscal 2000, an increase of $41,000 or 25.9% from revenues of $158,000 for the Third Quarter of Fiscal 1999. The increase was principally attributed to increased slot play. Operating costs were $190,000, an increase of $61,000 or 47.2% increase from costs of $129,000 for the Third Quarter of Fiscal 1999 mainly due to certain previously shared costs with the Hotel operations which are now partially incurred by the Casino. (See Note 3).

Systems Operations

         Revenues from Systems operations were $1,425,000 for the Third Quarter of Fiscal 2000, an increase of $431,000 or 43.4% from revenues of $994,000 for the Third Quarter of Fiscal 1999. CBS operations revenues of $1,367,000 for the Third Quarter of Fiscal 2000 increased by $542,000 or 65.6% from revenues of $825,000 for the Third Quarter of Fiscal 1999. The increase was attributed to increased equipment and ticket paper sales. Sports Systems and Hotel Systems, which began operations in October 1998 and are partly owned, generated revenues of $58,000 for the Third Quarter of Fiscal 2000 primarily from monthly maintenance billings. Operating costs for all Systems operations of $1,192,000 for the Third Quarter of Fiscal 2000 increased by $129,000 or 12.1% from operating costs of $1,063,000 for the Third Quarter of Fiscal 1999. The increase in operating costs is principally due to cost of sales associated with the increase in CBS system sales.

Keno Operations

         Keno was formed in June 1998 and began operations in August 1999. During the Third Quarter of Fiscal 2000, Keno generated revenue from commissions of $6,600 and incurred costs of $298,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

         Direct costs of $2,701,000 for the Third Quarter of Fiscal 2000 increased by $821,000 or 43.7% from direct costs of $1,880,000 for the Third Quarter of Fiscal 1999. The increase is due principally to equipment costs associated with the increase in CBS system sales and the start up of operations which commenced during the year.

Research and Development Costs

         Research and development costs of $278,000 for the Third Quarter of Fiscal 2000 increased by $130,000 or 87.8% from research and development costs of $148,000 for the Third Quarter of Fiscal 1999 due principally to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $907,000 for the Third Quarter of Fiscal 2000 increased by $34,000 or 3.9% from selling, general and administrative costs of $873,000 for the Third Quarter of Fiscal 1999.

Depreciation and Amortization

         Depreciation and amortization was $218,000 for the Third Quarter of Fiscal 2000, a decrease of $2,000 or 0.9% from depreciation and amortization of $220,000 for the Third Quarter of Fiscal 1999.

Other Income and Expense

         Other expense of $38,700 for Third Quarter of Fiscal 2000, decreased by $116,000 principally due to losses due to the exchange rate fluctuation of the Australian dollar.

Interest Expense

         Interest Expense of $39,000 for Third Quarter of Fiscal 2000 decreased by $40,000 or 50.6% from interest expense of $79,000 in the Third Quarter of Fiscal 1999. The decrease is principally due to the interest paid in connection with the shareholder notes during the Third Quarter of Fiscal 1999. These shareholder notes were converted to preferred stock in the Fourth Quarter of Fiscal 1998.

Equity in Loss from Joint Venture

         On February 1, 1999, the Mega$ports joint venture agreement terminated (See Note 2). In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary.

Net Loss from Continuing Operations

         The net loss from continuing operations of $261,000 for Third Quarter of Fiscal 2000, varied favorably by $416,000 or 61.4% from $677,000 in the Third Quarter of Fiscal 1999. The favorable variance between fiscal quarters was principally due to the increased net win percentage on wagering operations and an increase in wagering equipment sales by the Systems operations.

Discontinued Operations

        On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999 and 1998, the results of the hotel, food and beverage have been accounted for as discontinued operations and the sale was recognized in Second Quarter of Fiscal 1999.

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

Nine Months ended October 31, 1999 compared to the Nine Months ended October 31, 1998



Wagering Operations

         Revenues from Wagering operations were $4,778,000 for the Nine Months ended October 31, 1999, an increase of $1,171,000 or 32.5% from revenues of $3,607,000 for the Nine Months ended October 31, 1998. Revenues from U.S. operations were $5,126,000 for the Nine Months ended October 31, 1999, an increase of $1,519,000 or 42.1% from revenues of $3,607,000 for the Nine Months ended October 31, 1998. The increase is attributed to an increase U.S. net win percentage (revenues divided by handle) of 37.5% between fiscal years. Handle from U.S. operations of $72,899,000 for the Nine Months ended October 31, 1999 decreased by $285,000 from Handle of $73,184,000 for the Nine Months ended October 31, 1998. An increase or decrease in Handle is not necessarily indicative of an increase or decrease in revenues or profits. The net win percentage from U.S. operations was 6.6% for the Nine Months ended October 31, 1999 compared to 4.8% for the Nine Months ended October 31, 1998. Increased revenues were offset by Mega$ports (ACT) which incurred wagering losses of $348,000 for the Nine Months ended October 31, 1999. Operating costs from all Wagering operations of $4,600,000 for the Nine Months ended October 31, 1999 increased by $1,164,000 or 33.9% from operating costs of $3,436,000 for the Nine Months ended October 31, 1998. The increase in operating costs is principally attributed to the addition of Mega$ports (ACT) which began operations in January 1999 and Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000. Offsetting the improvement in operating loss between fiscal years were operating losses at our new Wagering entities of $519,000 for Mega$ports (US), which became a wholly owned subsidiary during the First Quarter of Fiscal 2000 and $613,000 for Mega$ports(ACT), which began operations in January 1999 and $454,000 for AWI Keno, Inc. which began operations in August 1999.


Casino Operations

         Revenues from Casino operations were $567,000 for the Nine Months ended October 31, 1999, an increase of $109,000 or 23.8% from revenues of $458,000 for the Nine Months ended October 31, 1998. The increase was principally attributed to increased slot play. Operating costs were 431,000, an increase of $51,000 or 13.4% from costs of $380,000 for the Third Quarter of Fiscal 1999 mainly due to certain previously shared costs with the Hotel operations which are now partially incurred by the casino. (See Note 3).


Systems Operations

         Revenues from Systems operations were $3,800,000 for the Nine Months ended October 31, 1999, an increase of $1,263,000 or 49.8% from revenues of $2,537,000 for the Nine Months ended October 31, 1998. CBS operations revenues of $3,600,000 for the Nine Months ended October 31, 1999 increased by $1,232,000 or 52.0% from revenues of 2,368,000 for the Nine Months ended October 31, 1998. The increase was attributed to increased equipment sales due to new casino openings. Sports Systems and Hotel Systems, which began operations in October 1998 and are partly owned, generated revenues of $201,000 for the Nine Months ended October 31, 1999 primarily from recurring maintenance billings. Operating costs for all Systems operations of $3,169,000 for the Nine Months ended October 31, 1999 increased by $453,000 or 16.7% from operating costs of $2,716,000 for the Nine Months ended October 31, 1998. The increase in operating costs is principally due to equipment costs associated with the increase in CBS system sales.

Keno Operations

         Keno was formed in June 1998 and began operations in August 1999. During the Nine Months ended October 31, 1999, Keno incurred costs of $447,000 including labor and fringes, marketing, professional services, travel and legal expenses.

Direct Costs

         Direct costs of $6,505,000 for the Nine Months ended October 31, 1999 increased by $1,990,000 or 44.1% from direct costs of $4,515,000 for the Nine Months ended October 31, 1998. The increase is due principally to equipment costs associated with the increase in CBS system sales and the expenses associated with the new companies, which were not operating during the prior fiscal quarter.

Research and Development Costs

         Research and development costs of $621,000 for the Nine Months ended October 31, 1999 increased by $194,000 or 45.4% from research and development costs of $427,000 for the Nine Months ended October 31, 1998 due principally to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $2,303,000 for the Nine Months ended October 31, 1999 decreased by $197,000 or 7.9% from selling, general and administrative costs of $2,500,000 for the Nine Months ended October 31, 1998. The decrease is due principally to a reduction in legal expenses associated with the Company's litigation and licensing offset by an increase in expenses associated with new companies.

Depreciation and Amortization

         Depreciation and amortization was $614,000 for the Nine Months ended October 31, 1999, an increase of $63,000 or 11.4% from depreciation and amortization of $551,000 for the Nine Months ended October 31, 1998. Amortization expense increased by $28,000 due to the acquisition of intangible assets of ACS. An increase in depreciation expense of $35,000 is associated with the assets of our new companies.

Interest Income

         Interest income of $24,000 for Nine Months ended October 31, 1999, decreased by $96,000 or 80.0% from interest income of $120,000 for the Nine Months ended October 31, 1998. The reduction is principally due to a decrease in income derived from short-term investments.

Interest Expense

         Interest Expense of $119,000 for Nine Months ended October 31, 1999 decreased by $144,000 or 54.8% from interest expense of $263,000 in the Nine Months ended October 31, 1998. The decrease is principally due to the interest paid in connection with the shareholder notes during the Nine Months ended October 31, 1998.

Equity in Loss from Investment in Joint Venture

         The equity in loss from Mega$ports (US) joint venture was $394,000 for the Nine Months ended October 31, 1998. On February 1, 1999 Mega$ports joint venture terminated. In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999, the results of Mega$ports, Inc. operations have been accounted for as a wholly owned subsidiary.

Net Loss from Continuing Operations

         The net loss from continuing operations of $996,000 for Nine Months ended October 31, 1999, varied favorably by $703,000 or 41.4% from $1,699,000 in the Nine Months ended October 31, 1998.

Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the Company's accompanying consolidated financial statements for and as of the Three and Nine Months ended October 31, 1999 and 1998, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

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

Liquidity and Capital Resources

         As of October 31, 1999, working capital was $189,000. Cash used in operating activities was $739,000 for the Nine Months ended October 31, 1999 compared to cash used in operating activities of $1,558,000 for the Nine Months ended October 31, 1998. Net cash provided by investing activities was $3,710,000 for the Nine Months ended October 31, 1999 compared to cash provided by investing activities of $2,985,000 for the Nine Months ended October 31, 1998. This increase is principally due to the proceeds generated from the sale of assets of the Hotel, Food and Beverage operations offset by a decrease in income derived from short-term investments. Net cash used in financing activities was $2,800,000 for the Nine Months ended October 31, 1999 compared to net cash used in financing activities of $1,459,000 for the Nine Months ended October 31, 1998. This increase is principally due to the repayment of long-term debt during the Nine Months ended October 31, 1999 associated with the sale of the Hotel, Food and Beverage operations.

         Management believes that the Company will be able to satisfy its operating cash requirements through the end of its current fiscal year from existing cash balances and anticipated cash flows. Management believes that the future profitability is based on the ability to continue to improve the profitability of Megasport (US), Megasports (ACT) and Keno. The Company is currently evaluating its alternatives in seeking additional equity or debt funding. There is no assurance that the Company can complete such equity or debt funding or do so on terms satisfactory to the Company.

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

National Gambling Impact Study Commission

         Congress has created the National Gambling Impact Study Commission comprised of nine individuals appointed by the President. The general duty of the Commission is to conduct a comprehensive legal and factual study of the gambling industry in the United States, to review existing Federal, State and local policy and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. On October 18, 1999 the Commission issued its report. It contained a number of recommendations including the prohibition of Internet wagering. It is not possible to predict the future impact of the Commission on the Company and its operations as there could be legislation and actions that may materially adversely affect the Company's business.

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

         The Company has established a compliance program to assess the impact and formulate corrective actions regarding the Year 2000 issue. Where important to the Company's business, inquiries are continuing to be made of the third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness, and if a third party Year 2000 problem is detected, alternatives are being developed. All systems maintained by the Systems segment are Year 2000 compliant. The Company has completed the process of assessing both the internal readiness of its computer systems and the compliance of its currently offered computer products and software to customers for handling the year 2000 problem. The Company has completed installations of customer upgrades to address the compliance of its computer products and software. The Company does not intend to assess the readiness of non-current products that are not currently offered to customers. The Company has contacted its customers that are operating non-current systems and communicated to them that the systems they are using are not Year 2000 compliant and that the Company does not intend to upgrade these systems. The Company has offered these customers solutions, which include the purchase of a new system, which is Year 2000 compliant. The Company has not developed a comprehensive contingency plan for its internal administration systems because all critical systems are currently backed up daily and can be restored if necessary. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

Item 5.     OTHER INFORMATION - NON APPLICABLE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                Exhibits - Financial Data Schedule

                  Number           Description           Method of Filing
                  ------      -----------------------    ----------------
                     27       Financial Data Schedule     Filed Herewith

                  (b)The following report on form 8-K was filed during the quarter ended October 31, 1999:
                     NONE











                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


           AMERICAN WAGERING, INC.




                    (Registrant)

            Date:      December 14, 1999       By: /s/ Robert D. Ciunci
                                                 ------------------------------
                                                   Robert D. Ciunci
                                                   Executive Vice President and
                                                   Chief Financial Officer