Form 10-K
period 2000-01-31
AMERICAN WAGERING INC
filed 2000-05-01
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            =========================

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000.

                          Commission File No. 000-20685


                             AMERICAN WAGERING, INC.
                 (Name of Small Business Issuer in its Charter)


             Nevada                                        88-0344658
------------------------------                          -----------------
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

                             Yes    X     No
                             ---------    ----------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended January 31, 2000 were $13,172,181.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 21, 2000 computed by reference to the closing price for the registrant's Common Stock as quoted by the National Market System of NASDAQ on such date, was approximately $29,906,982. The number of shares of the issuer's Common Stock outstanding as of April 21, 2000 was 7,836,840.

                                     PART I


Item 1.  Business

         In August 1995, American Wagering, Inc., a Nevada corporation (the "Company"), was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy's, through a central computer system located at its Las Vegas headquarters, operates a statewide network of sports and race wagering facilities in 47 casinos. Leroy's offers a "turn-key" sports wagering operation that allows casinos to satisfy their patrons' desires for sports wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports book operation is its primary business, the Company believes that Leroy's is capable of responding more quickly to customer needs, such as providing faster pay off on winning tickets presented other than in person, than do many casinos, which operate sports books as an ancillary part of their businesses.

         The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports (ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the Internet from patrons around the world with the exception of those located in the United States. In November 1998, Mega$ports ACT was issued a fifteen year Sports Betting license from the Bookmakers Licensing Committee in the Australian Capital Territory . Mega$ports
(ACT) began accepting wagers from non-Internet patrons within Australia in January 1999. Mega$ports (ACT) received regulatory approval for its Internet operations from the Australian Capital Territory and began accepting wagers on the Internet in March 1999. The Company believes it is the first Nevada-licensed company to start an online gaming site. The Company's internet operations are currently the subject of a Nevada Gaming Commission inquiry. See "Legal Proceedings".

         The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players the first state wide keno game with a progressive jackpot. On November 11, 1999 AWIK received final liscensing approval from the Nevada Gaming Commission. AWIK is currently operating at eight locations.

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of the Company. In the accompanying consolidated financial statements as of, and for the twelve months ended, January 31, 2000 and 1999 the results of the hotel, food and beverage operations have been accounted for as discontinued operations (See Note 5). Until June 30, 1999, LHC owned and operated the 150 room Howard Johnson's hotel (the "Hotel") located in Las Vegas, Nevada and through its wholly owned subsidiary B-P Food Corporation, an International House of Pancakes restaurant adjacent to the Hotel. Pursuant to the terms of a purchase agreement, LHC sold the hotel and food operations to "Goldrush Hotel and Casino" and leases and operates the casino portion of the facility for a term of up to two years. The Casino facility is the 5,600 square foot area adjacent to the Hotel and contains approximately 65 electronic gaming devices, including slot machines, video poker machines and multi-game video machines. The ground lease between the Company and the owner of the land underlying the Hotel/Casino was the subject of certain litigation. See "Hotel/Casino Operation," and "Legal Proceedings."

         In October 1996, the Company acquired from Autotote Corporation, all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a stock transfer agreement between the Company and Autotote Corporation. The Company paid $3 million in cash to Autotote Corporation and guaranteed CBS's obligation under its mortgage (in the principal amount of approximately $2 million as of such date). The mortgage is on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada where the Company currently maintains its corporate offices. CBS designs, sells, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. The use of the CBS software is subject to certain litigation. See "Legal Proceedings."

         In 1994, CBS signed a joint venture agreement with IGT-North America, a subsidiary of International Game Technology ("IGT"), for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R) . MEGA$PORTS(R) offered opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. Mega$ports, Inc. the entity formed to give effect to the joint venture, received its license from the Nevada Gaming Commission in June 1997 and began operation in July 1997. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. In March 2000, the Company decided to cease operations of Mega$ports, Inc. but will continue to recognize current liabilities and commitments. The Company has notified the Nevada Gaming Control Board of its intent to let expire in July, 2000 the Mega$ports, Inc. gaming license.

         On July 28, 1998, the Company through two newly formed subsidiaries, acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an asset purchase agreement between the Company and ACS. The Company paid ACS $500,000 in cash and $250,000 in the Company's common stock. The Company's two new subsidiaries, AWI Sports Systems,

Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") acquired the Nevada Sports wagering software and Hotel systems software, respectively from ACS. The Company owns 80% of AWISSI and 51% of AWIHSI. The sole shareholder of ACS owns the remaining 20% of AWISSI and 49% of AWIHSI. The Company and ACS also settled certain litigation between them. AWISSI and AWIHSI assumed certain contractual obligations of ACS, including all customer contracts. Under the terms of a consulting agreement between the Company and the former shareholder of ACS, the Company will, upon successful completion of the engagement, transfer 31% of the outstanding shares of AWIHSI as part of the compensation for his services.

         In November, 1999 the Company formed Secured Telephone Operating, Inc ("STOP") which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada.

Las Vegas Metropolitan Market

         The Company's primary market for sports books, as that term is defined below, and its casino and keno operations is the Las Vegas metropolitan area (hereinafter, "Las Vegas"). Currently, the Las Vegas gaming market is comprised of 158 casinos with an aggregate of approximately 152 sports books, 115 race books and 126 keno parlors. Leroy's currently operates 22 of its 47 sports books in the Las Vegas area. The Las Vegas gaming market attracts both local residents and Las Vegas visitors. Las Vegas' population was approximately 1.3 million in 1999, an increase of 4% from the prior year. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased by 9.5% from approximately 30.6 million in 1989 to approximately 33.5 million in 1999. Las Vegas' principal tourist market is the western region of the United States, most significantly Southern California and Arizona. Las Vegas is also among the nation's most popular convention sites, having hosted approximately 4000 conventions in 1999, which were attended by more than 3.8 million people who, it is estimated, spent $4.0 billion, excluding gaming activity.

         From 1989 to 1999, gaming revenues for Clark County (which consists principally of Las Vegas) have increased 114.7% from approximately $3.4 billion to approximately $7.3 billion. During the twelve months ended December 31, 1999 gaming revenues generated from race and sports books and keno parlors in Clark County were approximately $161 million and $58 million, respectively. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno Area Market

         The market for fifteen of the Leroy's sports books, is the Reno area gaming market. AWIK also plans on operating its inter-casino linked keno system at selected casino locations in the Reno area. Reno is the second largest city in Nevada with an area population of approximately 324,000 in 1999. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno area is a popular resort spot, which attracts tourists by offering gaming as well as numerous other summer and winter recreational activities. The greater Reno area attracted a total of 5.1 million visitors in 1999. Currently, the Reno area gaming market is comprised of 43 casinos with an aggregate of approximately 21 sports books, 16 race books and 15 keno parlors.

World-Wide Market

         Mega$ports (ACT) operates from Canberra, Australia and, through the Internet, is accepting wagers from patrons in every country in the world with the exception of those in the United States. There are currently over 700 web sites that offer some type of online gambling. With the popularity of online gambling increasing, the Company believes it may be able to access a larger wagering market through the more cost efficient Internet. The convenience of placing wagers using one's personal computer may allow sports books to tap into the traditional gambling market. Industry estimates for online gambling revenues of all types exceeded $955 million in 1999 and are expected to reach $2 billion in 2000 and $10 billion by 2002. The Company's Internet operations are currently the subject of a Nevada Gaming Commission inquiry. See "Legal Proceedings."

Sports Wagering

         Sports wagering is legal in the State of Nevada and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's race and sports books increased from approximately $290 million in 1980 to $3.1 billion in 1999. During that same period, the number of sports books increased from 24 to 152 in Nevada. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement, which the Company believes, leads to more interest in sports betting. With the popularity and accessibility of computers, bettors in locations where such betting is permitted now have an additional medium from which to wager on sporting events. Online sports betting has existed for approximately 20 years, but until more recently few people had access to a computer or the Internet. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will enhance continued growth of the sports betting industry.

         A sports wagering facility, or "sports book", is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes a risk on the outcome of the event.

         Profits from bookmaking, table games, keno and slot machines are the result of steady play against a statistical advantage that the gambling operator, or the "house" possesses. The house advantage in bookmaking, however, is fundamentally different from other gambling games. There are mathematical advantages to table games and slot machines in favor of the casino. While there are exceptions (for instance, card counters), statistically all pit players exhaust their bankroll after an indefinite period of play. In pari-mutuel wagering which is used by major North American horse racing tracks and jai alai establishments, and was offered by Mega$ports(R), a wager is pooled with all other wagers, the house receives a percentage for operating expenses, profit and taxes and the remainder is distributed to the winners. Therefore, the gross revenues are directly related to the amount wagered (the "handle").

         For each type of sports bet there is a "theoretical percentage," which is the advantage a bookmaker would have if the odds guaranteed it a constant commission regardless of the outcome. For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book was evenly balanced, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21) of the handle, before expenses. The sports book, however, does not have a built in statistical edge as do the betting tables, slot machines or the racetrack. The fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners.

         Customers have opinions concerning the posted odds and bet into the odds accordingly. Oddsmakers (whose services are purchased by the bookmakers) ideally make the lines that will split the bets evenly between the participants in the sporting event so that the bookmaker will realize profits over time.

         In practice, however, a sports book is rarely perfectly balanced. The sports book's profit depends upon the reliability of the oddsmaker and its acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of a constant profit over time, let alone for a single event.

         A sports book attempts to limit the liability it incurs on an event against potential flaws in the oddsmaker's setting of the line and the integrity of the games. Limiting liability is accomplished by two principal means, the game limit and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit -- the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved," to attract action on the "other" side. Movement in a line, however, does not eliminate a bookmaker's risk.

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

         In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Sports books have been computerized and automated in order to severely curtail fraud and to provide for more sophisticated analysis and up-to-date information. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book." Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need.

Wagering - Sports Book Operation

         Leroy's retains its main sports book license at their Casino leased at Howard Johnson's Hotel, 3111 West Tropicana Boulevard in Las Vegas, Nevada. Leroy's operates 46 other sports books in major metropolitan areas in Nevada (of which 22 are located in the Las Vegas area and 15 in the Reno area with 10 others located throughout the State of Nevada, including the cities of Laughlin, Mesquite, Elko, Winnemucca and Pahrump). Leroy's operates sports books in hotels and casinos, including the Riviera Hotel and Casino, the Tropicana Hotel and Casino, the Four Queens Hotel and Casino, in the Las Vegas area, the Carson Valley Inn and Casino, the Bonanza Hotel and Casino and the Rail City Hotel and Casino in the Reno area. Under Nevada gaming law, Leroy's is permitted to own and operate sports books located on the premises of other non-restricted gaming operations. Leroy's currently owns and operates 47 sports books out of a total of 152 sports books operating in Nevada. The remaining sports books in the state are operated primarily by the casinos in which they reside.

         When Leroy's began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. Generally, at its sports book locations Leroy's pays the casinos a flat monthly rental for casino space, although in some instances there are participation agreements with the casinos.

         The typical Leroy's sports book location encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a dedicated phone line to Leroy's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central data base and issues a ticket evidencing the bet. The ticket is then distributed to the customer with Leroy's simultaneously recording the wager. Personnel at Leroy's main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy's locations.

         The Company believes that Leroy's has lower maximum betting limits than many sports books, which operate at large casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada. The Company believes that the geographic spread of Leroy's locations to various parts of the State of Nevada is more likely to attract bets from customers on both sides of a line, thereby further limiting its risk.

         Professional and college football games currently comprise about 34% of the amount bet at the Leroy's locations with professional and college basketball games and professional baseball games next at about 29% each. Leroy's business historically has been seasonal in nature with approximately 52% of its handle arising during the months of September through January. Leroy's handle for the season consisted of football game wagering of 62%, basketball wagering of 19% and baseball wagering of 9%, with the remaining 10% representing all other sports wagering, including such sports as hockey and boxing. Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. Leroy's has only offered race wagering for a few major events, such as, the Triple Crown and the Breeders Cup.

         In December 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at its Hotel/Casino location. Leroy's, in association with a disseminator, currently offers pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York.

Wagering - Internet Operations

         In November 1998, Mega$ports (ACT) was issued a fifteen-year Sports Betting license from the Australian Capital Territory Bookmakers Licensing Committee. Mega$ports (ACT) began accepting wagers from non-Internet patrons within Australia in January 1999. Mega$ports (ACT) received regulatory approval for its Internet operations from the Australian Capital Territory and began accepting wagers on the Internet in March 1999. The Company believes that it is the first Nevada-licensed company to start an online gaming site. The Company is now able to bring its over 20 years of bookmaking expertise to the international market through the Internet. Mega$ports (ACT) utilizes an accessible network with a user-friendly sports betting software system to allow Internet wagering by patrons. The online system permits high-speed access with secure, encrypted technology and allows instantaneously updated betting lines and account information seven days a week, 24 hours a day. The system was designed to ensure various patron safeguards that are required by Australian Capital Territory regulations. The Company anticipated that customers could begin wagering through Mega$ports (ACT) only after meeting registration and login requirements which verify the patron's country of residence and age and confirm the physical location of the transmission of the wager. The system is designed not to accept any wagers from jurisdictions that prohibit sports betting or Internet wagering, such as the United States. Once bettors meet registration requirements and establish an account they can begin wagering immediately using their computers. Patrons can wager on all authorized events, including all professional and college sports, golf, auto racing, International and World Cup Soccer, Formula One Racing, the Academy Awards and other various events. In March 1999, Mega$ports (ACT) was approved to provide exclusive sports betting services at Bruce Stadium in Canberra Australia for the subsequent three years. Mega$ports
(ACT) will be the sole bookmaker at the stadium for all events conducted there, including the Sydney 2000 Olympics.

Wagering - Pari-mutuel Sports Operations

         In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows for the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. The Mega$ports(R) product was offered at 65 sports books throughout Nevada, including 47 Leroy's locations. In March 2000, the Company decided to cease the ongoing operations of Mega$ports, Inc. but will recognize its current liabilities and commitments. The Company has notified the Nevada Gaming Control Board of its intent to let expire in July, 2000 the Mega$ports Inc. gaming license.


Systems Operations

         CBS designs, installs and maintains computerized sports and race wagering. CBS also installs and maintains race and sports wagering systems and hotel systems on behalf of AWISSI and AWIHSI (CBS, AWISSI and AWIHSI are collectively know as "Systems"). Systems is the leading provider of race and sports wagering systems in the State of Nevada, including major casinos along the Las Vegas Strip.

         Systems provides sports wagering systems and services to virtually all of the sports and race books in Nevada that are not operated by Leroy's or at Leroy's sports books. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues mainly consist of sports wagering equipment sales and maintenance contract revenues from wagering systems contracts. Systems sells its sports wagering systems to casinos under purchase agreements and provides training for the system operators and sell/cash terminal clerks. Systems does not provide the operations and supervisory personnel necessary to operate the system.

         In October 1996, when the Company acquired all of the outstanding shares of CBS from Autotote Corporation and the right to use certain software owned by Autotote Corporation and Autotote Systems, Inc., certain agreements were executed. These agreements were the subject of certain litigation between the Company and Autotote Corporation and Autotote Systems Inc. See "Legal Proceedings"


         STOP designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada.


Casino Operations

         Leroy's operate the Casino within the Hotel facility pursuant to a two year lease agreement which commenced July 1, 1999. The Casino consists of approximately 5,600 square feet of space containing 65 electronic gaming devices, including 18 slot machines, 35 video poker machines and 12 multi-game video machines.

Keno Operations

         AWIK was formed during the second quarter of fiscal 1999. AWIK designs, installs, operates and maintains computerized keno systems. On April 29, 1999, AWIK received preliminary licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. THE GAME(TM) is an interactive system with high-tech video graphics and animation that links casinos throughout the State of Nevada. THE GAME(TM) is a state-of-the-art UNIX-based computer system that is already being used to link over 1000 terminals in Australia. AWIK anticipates that THE GAME(TM) eventually will offer a progressive jackpot starting at $1 million. AWIK offers casinos a risk-free keno operation as AWIK operates the keno game for the casino and the casino receives a percentage of the play from AWIK. AWIK received final licensing approval from the Nevada Gaming Commission on November 11, 1999. AWIK is currently operating the keno game at eight locations throughout the State of Nevada.

Hotel, Food and Beverage Operations

         Until June 30, 1999 LHC owned and operated the Hotel and restaurant located at 3111 W. Tropicana Avenue, Las Vegas, Nevada. In conjunction with the sale of the Hotel facility and under the terms of a purchase agreement, Leroy's operates the Casino and a race and sports book on the premises. The Hotel/Casino is located approximately one-half mile west of the Las Vegas Strip and is adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. In the Company's consolidated financial statements as of and for fiscal years ended January 31, 2000 and 1999, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

Strategy

Wagering - Sports Book Operations

         In Nevada, the Company's strategy in the operation of Leroy's sports books is to continue to expand upon its current base of 47 locations. CBS is developing a new self-service sports wagering terminal. This new terminal would allow patrons to place wagers on their own without the assistance of an employee. Patrons will be able to wager 24 hours a day on all available events. This terminal would allow Leroy's to enter into the smaller casino market where the labor costs are currently prohibitive. Leroy's would also be able to achieve improved efficiency at larger casinos by installing the new terminal.

         The Company intends to continue to present casinos with a "turn key" sports book operation that allows the casinos to satisfy their patrons' desires for sports gaming without bearing the risk and overhead associated with operating the books themselves. Leroy's anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. On March 22, 2000 legislation entitled Amateur Sports Integrity Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 26% of its revenues.

Wagering - Internet Operations

         Outside of the United States, the Company is marketing through Mega$ports (ACT) fixed odds Internet wagering. With the continued growth of online gambling, the Company believes Mega$ports (ACT) is well positioned to take advantage of a larger wagering market with lower operating costs. The Company believes that the Internet offers new wagering markets and allows Mega$ports (ACT) to offer events such as International and World Cup Soccer, Formula One Racing, the Olympics, Rugby, Cricket, Academy Awards and others. The Company's Internet operations are currently the subject of a Nevada Gaming Commission inquiry. See "Legal Proceedings."

         The Company maintains a website at http://www.americanwagering.com. Mega$ports (ACT) accepts wagers through the Internet, exclusively from outside the United States, at http://www.megasports.com.au.

         In December, 1999 The Australian Government released its Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this Report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS" a review of online gambling in Australia. The Committee came up with a series of proposals to cut online gambling. One of which was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies are implemented. The Federal Government is pursuing a total ban on internet gambling. However the States and Territories in Australia are opposed to any limitations on issuing new online gaming licenses

         At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming. If the Federal government is successful in banning online gaming, such ban may have a material adverse effect on the operations of Mega$ports (ACT).


Wagering - Pari-mutuel Sports Operations

         In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows for the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. The Mega$ports(R) product was offered at 65 sports books throughout Nevada, including 47 Leroy's locations. In March 2000, the Company decided to cease the ongoing operations of Mega$ports, Inc. but will recognize its current liabilities and commitments. The Company has notified the Nevada Gaming Control Board of its intent to let expire in July, 2000 the Mega$ports Inc. gaming license.


Keno Operations

         AWIK's business strategy is to offer a wide area inter-casino linked keno system in the State of Nevada known as THE GAME(TM). The GAME(TM) is an interactive system with high-tech video graphics and animation. AWIK offers casinos a risk-free keno operation as AWIK operates the keno game for the casino and the casino receives a percentage of the play from AWIK.

         On November 11, 1999, AWIK received final liscensing approval from the Nevada Gaming Commission to operate the statewide system. AWIK is currently operating at eight locations.

Systems Operations

         The Company's business strategy is to continue to develop, distribute, and support state of the art race and sports wagering systems to its customers. In addition to CBS's new self-service sports wagering terminal, CBS, upon regulatory approval, intends to distribute a self-service terminal station that would allow players to place wagers on race and sports events, watch live videos of race and sporting events and to play any one of a number of video slot games, keno or other games. This new terminal would allow race and sports books to be open 24 hours a day, seven days a week. CBS's products are capable of concurrently operating race and sports books and MEGA$PORTS(R) from a single system. The advantages of such terminals include multiple data applications over a single communication line and lower overall costs for each product.

         In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. Upon approval, Mega$ports, Inc. will become a wholly owned subsidiary of the Company.

         In the past, pari-mutuel wagering systems have been used exclusively for race wagering. For sports bettors, the concept of pari-mutuel sports wagering is vastly different when compared to types of wagers offered by traditional sports books. In March, 2000, the Company ceased ongoing operations of Mega$ports, Inc, because the acceptance, by bettors, of pari-mutuel sports wagering in the state of Nevada has been slower than anticipated. Mega$ports, Inc. will continue to recognize its current liabilities and commitments. Mega$ports, Inc. has notified the Nevada Gaming Control Board of its intent to let expire in July, 2000, the Mega$ports, Inc. gaming license.

Casino Operations

         In conjunction with the sale of the Hotel in June, 1999, Leroy's leased back and continues to operate the Casino portion of the Hotel facility for up to two years. The Casino serves as Leroy's principal gaming location due to licensing requirements. The Casino will continue to offer promotions in an attempt to gain increased play of customers.

Discontinued Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of the Company. On June 30, 1999 the Company's LHC subsidiary sold the Hotel to a third party, and in conjunction with such sale, leased back the Casino portion of the Hotel facility. In the Company's accompanying consolidated financial statements as of and for the fiscal years ended January 31, 2000 and 1999, the results of the hotel and food and beverage operations have been accounted for as discontinued operations. The ground lease between the Company and the owner of the land underlying the Hotel/Casino was the subject of certain litigation. See "Legal Proceedings".

Regulation and Licensing

         The ownership and operation of casino gaming facilities, including race and sports books, in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company's gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission ( the "Commission"), the Nevada State Gaming Control Board (the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and smaller local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such smaller local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

         Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 47 non-restricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

         The Company is registered in Nevada as a publicly traded corporation and, as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. The Company, Leroy's, Casino and AWIK have received, from the Nevada Gaming Authorities, the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship, or involvement with the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Leroy's must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of Leroy's may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions with the Company or Leroy's must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. The officers and directors of the Company and its subsidiaries have been found suitable by the Nevada Gaming Authorities.

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

         If it were determined that the Nevada Act was violated by the Company or it's subsidiaries the gaming licenses or registration held by the Company and it subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. However, at the discretion of the Commission, the Company and Leroy's and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the Company's gaming operations.

         A beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investment shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission, or the Chairman of the Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company (1) pays that person any dividend or interest upon voting securities of the Company, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pays remuneration in any form to that person for services rendered or otherwise, or (4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

         Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Commission. Entities seeking to acquire control of a registered corporation must satisfy the Board and the Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposed to acquire control, to be investigated and licensed as part of the approval process related to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming operators and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a company's board of directors in response to a tender offer made directly to the registered company's stockholders for the purposes of acquiring control of the registered corporation.

         License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees indicate taxes are payable either monthly, quarterly or annually and are based upon either: (1) a percentage of gross revenues received; (2) the number of gaming devices operated, or (3) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

         Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "Licensees") and who propose to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his or her participation in such foreign gaming. Due to the Company's establishment of its Internet wagering operation in Australia, the Company has filed the appropriate foreign gaming reports and has established the required revolving fund. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, such licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow the Company to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

         On March 22, 2000 legislation entitled Amateur Sports Integrity Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 26% of its revenues.

Interstate Sports Wagering

         Sports wagering is legal in Nevada, and numerous foreign jurisdictions, including Canada, Mexico and Australia. Pursuant to the Professional and Amateur Sports Protection Act - (hereinafter referred to as the "Sports Protection Act"), which was effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Sports Protection Act. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act") also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

         Leroy's may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions wherein such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for Leroy's to take advantage of the business opportunities provided by the law, the Nevada Gaming Commission must amend its regulatory restrictions ab initio or Leroy's can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to Leroy's, or that any such amendment would not be burdensome to Leroy's.

         On March 19, 1997 a bill entitled the "Internet Gambling Prohibition Act of 1997" was introduced in Congress. Since its introduction, the original draft of the bill has been amended several times. The general prohibitions of the legislation would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If this bill becomes law, the Company's ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted. The Company and its subsidiaries policy is not to accept wagers through the Internet from persons in the United States. See "Legal Proceedings."

Australia

         The Company's wholly owned subsidiary Mega$ports (ACT) is incorporated in the Australian Capital Territory pursuant to the laws of Australia as a company limited by shares. Mega$ports (ACT) is subject to the Corporations Law of Australia (a federal law) and is regulated by the Australian Securities Commission. The Bookmakers Act of the Australian Capital Territory provides the regulatory regime for licensed bookmakers. Mega$ports (ACT) holds Sports Betting license number 5 issued by the Bookmakers Licensing Committee . This Committee is established and governed by Division 2 of Part II of the Bookmakers Act. Sports betting is governed by Part IIIA of the Bookmakers Act. A Determination is subordinate legislation, which is governed by the Subordinate Laws Act of the Australian Capital Territory . The Committee is the authority, which issues licenses. It must be satisfied that the directors and shareholders holding more than 5% of the stock of Mega$ports (ACT) have satisfied the "Suitability Requirements" specified in the Bookmakers Act. The directors of Mega$ports (ACT) have satisfied the Committee of their suitability. They must, however continue to satisfy these requirements. If not, the license may be cancelled. The Bookmakers Act provides for the method of operations that a licensed bookmaker must adhere to. These include: (1) the acceptance of wagers only in venues approved by the Minister for Sport, (2) the Minister of Sport determines the rules for sports betting,(3) the Minister of Sport determines the maximum number of licenses to be issued, (4) a sports betting license may only be granted to a company if one director holds a bookmakers license and (5) the period of the license may not exceed 15 years.

         The Minister of Sport is empowered by the Bookmakers Act to make Determinations, which have the status and force of law. Since the commencement of the Act, the Minister has made a number of Determinations. Each Determination made by the Minister has the status of subordinate legislation. A Determination becomes law when it is published in the Government Gazette. A Determination is subject to disallowance by the Assembly.

         In December, 1999 The Australian Government released its Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this Report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS", a review of online gambling in Australia. The Committee came up with a series of proposals to cut online gambling. One of which was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies are implemented. The Federal Government is pursuing a total ban on internet gambling. However the States and Territories within Australia are opposed to any limitations on issuing new online gaming licenses.

         At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming. If the Federal government is successful in banning online gaming, such ban may have a material adverse effect on the operations of Mega$ports (ACT).

Other Jurisdictions

         All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

Competition

         There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas area and throughout Nevada. There are currently 152 sports books in Nevada, of which the Company owns and operates 47. Virtually all of the major casinos in Nevada have sports and race books and keno parlors, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. There are currently approximately 126 keno parlor locations throughout the State. The Company's inter-casino linked keno system competes with other distributors of keno systems in Nevada, other keno system games and other casino-linked games, including progressive slot machines. Some of these competitors are larger and have greater access to capital resources than the Company. In the international market, there are over 700 web sites that offer some type of gambling. Mega$ports (ACT) competes for sports wagers with many of them. Online sports wagering has been in existence for over 20 years in Europe, the Caribbean, Australia and other jurisdictions outside the United States. The Casino faces competition from all other casinos in the Las Vegas area, including competitors located on the Las Vegas Strip, west of the Las Vegas Strip and in downtown Las Vegas. The Casino directly competes with a number of other operations targeted to local residents as well as with gaming facilities not related to hotels.

         Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company's operations compete with gaming operations in other parts of the State of Nevada, such as Reno, Laughlin and Mesquite, with facilities in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, river boat and Native American gaming ventures and other forms of legalized gaming. While the Las Vegas market is continuing to offer expanded tourist attractions, such as theme parks being developed by other casinos, there can be no assurance that this market will be able to sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

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

Employees

         The Company, and its subsidiaries have approximately 258 full and part-time domestic employees, 161 are employed by Leroy's, 42 are employed by CBS, 26 employed by AWI Keno, 12 employed by the Casino, 15 employed by the Company and 2 employed by Mega$ports, Inc. There are no employees of the Company, and its subsidiaries currently represented by a labor union. The Company, and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Item 2. Properties

         The Company's corporate offices, central computer operations and systems operations are located in a facility of 29,250 square feet at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company's subsidiary, CBS. CBS is a debtor under a loan of which approximately $1.8 million is outstanding as of January 31, 2000. The loan, which accrues interest of 8% annually, is due in full in September 2015 and is secured by a deed of trust, assignment of leases and rents in favor of the lender. The Company has guaranteed CBS' obligations under the loan.

         Leroy's retains its main sports and race book license at the Casino and operates 46 other sports books at locations in major metropolitan areas in Nevada (21 are located in the Las Vegas area, 15 in the Reno area, and 10 others located in cities throughout the State of Nevada, including Mesquite, Laughlin, Elko, Pahrump and Winnemucca). Leroy's is a lessee at each location.

         At its satellite sports book locations, Leroy's leases between 80 to 1,000 square feet from the casinos in which it operates for monthly fees. Satellite location leases vary from one to six-year terms with automatic one-year extensions unless either party gives ninety days prior notice of termination. Total rental expense under the leases was approximately $629,000 and $426,000 for the years ended January 31, 2000 and 1999, respectively.

         AWIK leases a minimum of 10 square feet of space from the casinos in which it operates. Agreements vary from one to three year terms with automatic one year extensions unless either party gives ninety days prior notice of termination.

         Until June 30, 1999 LHC leased the real property on which the Hotel/Casino is located pursuant to an 80-year ground lease of which 60 years are remaining. The method of calculation of percentage rent with respect to gross gaming revenues under the lease was the subject of certain litigation. See "Legal Proceedings."

Item 3. Legal Proceedings

Racusin

         On August 23, 1995, Leroy's filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the Court declare that two written agreements between Leroy's and Michael Racusin, d.b.a. M. Racusin & Company ("Racusin"), are vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services. The specific language of the alleged unenforceable agreements provided that Leroy's would pay to Racusin
(1) a commission equal to 5% of the purchase price of Leroy's in the event Racusin brings in a buyer for Leroy's and (2) compensation equal to 4.5% of the "final evaluation in the form of Leroy's common stock plus $150,000 in cash upon completion of common offering or IPO."

         Racusin's position is that Racusin is entitled to either 4.5% of the stock of Leroy's or 4.5% of the Company's common stock and $150,000 in cash as a result of the completion of the Company's initial public offering of its common stock in May 1996. The Company believes that the agreements are unenforceable contracts.

         On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to the lawsuit. The District Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. On September 5, 1997, the Company tendered the entire judgement of $735,910, which included interest, to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. On September 19, 1997, Racusin filed a Notice of Appeal with the Court of Appeals. On March 16, 1999, the Court of Appeals vacated the District Court's decision and ordered that a jury trial be conducted. A jury trial subsequently took place. In February, 2000 a jury verdict was rendered. The jury found that (1) Leroy's breached its contract with Racusin, (2) as a result of that breach, Racusin is entitled to receive stock in Leroy's in the amount equal to 4.5% of $45,000,000 plus $150,000 in cash and (3) American Wagering is the alter ego of Leroy's. Any judgment will be reduced by the $735,910 previously paid to Racusin under the contract. The Company has reserved 337,500 shares of Common Stock to be issued to Racusin in satisfaction of the jury's verdict.

Ground Lease

         On March 31, 1997, James A. Rissler and Patricia R. Rissler ("Landlord") filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada. The Landlord claimed that the amounts paid to Jackpot for its operation of the slot machines in the Hotel/Casino must be included in calculation of the gross gaming revenues owed Landlord under the Lease.

         The Landlord requested approximately $12,500 of additional rent that is due from July 1996 through December 1997 and future additional rent as it may come due pursuant to the Landlord's calculation. The Landlord further claimed that additional rent of $7,624 was owed related to hotel room sales revenues from non-taxed entities. The Landlord also sought reimbursement of approximately $16,500 for the Landlord's attorney's fees related to its efforts to obtain approval from Nevada Gaming Authorities to share in a percentage of gaming revenues from the Casino. The Company disputed that it was required to reimburse the Landlord for such fees.

         On March 17, 1998 the District Court ruled in favor of Landlord on all three issues. The Company filed an appeal to this order with the Nevada Supreme Court.

         On June 30, 1999 pursuant to the sale of the hotel, food and beverage segment, the Company entered into a settlement agreement with Landlord pursuant to which the Company dismissed its Appeal of the Civil Action. The Company also agreed to pay the Landlord $135,680, which included the rents claimed under the Lease which were in dispute and license fees, interest and attorney's fees incurred by the Landlord. The payment of the sums pursuant to the settlement agreement was not an admission of liability by the Company for the Lease Claims asserted against the Company in the Civil Action. The Landlord fully released and discharged the Company of any litigation or action or claim against it. In addition, the Landlord waived its rights of first refusal contained in the Lease and fully released the Company from any or all obligations as tenant under the Lease.

Autotote Systems, Inc.

         On March 3, 1998, the Company and CBS filed a Complaint in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin certain actions of Autotote and asking for monetary damages for the alleged breach by Autotote of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement, all of which were executed by the parties on October 25, 1996 (collectively the "Agreements"), and for the infringement by Autotote of CBS' copyright interest in, and the misappropriation and conversion of, CBS' race and sports book software.

         On April 15, 1998, Autotote filed a counterclaim against the Company and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded and for an award of compensatory damages in excess of $75,000 plus interest, and punitive damages. The parties have reached agreement (the "Settlement Agreement") under which the Company and CBS would receive $540,000 in settlement of their claims against Autotote and the counterclaim of Autotote would be dismissed with prejudice. This litigation has been suspended pending review of the appropriate application filed by the Company and CBS requesting the review of the Settlement Agreement and approval of the application by the Nevada Gaming Commission.

Imagineering Systems, Inc.

         In September 1997, the Company and the individual shareholders of Imagineering Systems, Inc. ("ISI") entered into a purchase agreement pursuant to which the Company would acquire all of the shares of ISI. While the Company was conducting its due diligence investigation on the proposed transaction, the Company loaned ISI $76,583 to fund cash shortfalls of ISI. The Company did not complete the acquisition of ISI because it believed the shareholders of ISI had made material misrepresentations and omissions of facts. Subsequently, ISI failed to repay the loans made by the Company. On October 21, 1998, ISI filed a civil complaint against the Company in the Second Judicial District in Washoe County, Nevada, claiming, among other things, breach of contract, breach of prospective economic advantage, and breach of fiduciary duty. On November 9, 1998, the Company brought an action in Clark County Court against ISI to recover on the loans it made to ISI. The Second Judicial District granted the demand of the Company for venue to be transferred to Clark County, and the parties agreed that the Washoe matter would be dismissed and those causes asserted as a counterclaim to the Company's complaint. ISI served its Answer and Counterclaim and discovery has been completed. No trial date has been set.

Internet Operations Investigation

         On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc., referred to as State Gaming Control Board v. American Wagering, Inc., d.b.a. Mega$ports PTY, LTD., Case No. 99-27 ("Complaint"), related to the operation of Mega$ports PTY., LTD., ("Mega$ports (ACT)"). The Complaint contains thirteen
(13) separate counts against the Company. The Complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The patron was an undercover agent of the Board. The Board further alleges that the acceptance of these wagers is a violation of both federal and Nevada state laws that prohibit Internet sports wagering. However, The Company believes a number of factual and legal defenses may be asserted against the claims contained in the Complaint including, the strong company policy against accepting wagering from patrons physically located within Nevada or the United States, and the fact that had the patron not utilized a Canada Internet server, he would have more than likely been identified and his account would have been rejected. The Company has also asserted that it has not engaged in an unsuitable method of operation because it never knowingly accepted wagers from the United States or Nevada.

         The Company has not yet filed an Answer to the Complaint. The Board and the Company have agreed to a number of extensions in the Answer period in order to pursue settlement of this matter. The Company and the Board have been actively pursuing a settlement of the Complaint, and it is hoped that the parties will reach a settlement to the Complaint in the near future. If the parties can not reach a settlement in this matter, the Company is currently required to file an answer to the Complaint on or before May 8, 2000. However, the parties may agree to additional extensions of time to the answer period should settlement discussions continue. Should the parties be unable to settle the Complaint, a hearing will be held before the Nevada Gaming Commission ("Commission") to determine both the factual and legal issues presented. Should such a hearing be held and the Company be unsuccessful in defending the Complaint, the Commission could take disciplinary action against the Company including, but not limited to, the imposition of an administrative fine. The Company in connection with the settlement discussion with the Board is considering various alternatives that would be acceptable to the Board.

Other

         The Company or any subsidiary, is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers' compensation and general liability insurance which it considers adequate for the size of the Company and the nature of its business. Management does not believe the outcome of the above described proceedings may have a material adverse effect on the Company's financial position or results of operations.


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

         Quarter Ended                     High                 Low
         -------------                     ----                 ---
         April 30, 1999                   8 3/8                5
         July 31, 1999                    7 1/4                3 1/2
         October 31, 1999                 6 2/3                4 7/8
         January 31, 2000                 9 7/8                4 7/8


         Quarter Ended                     High                 Low
         -------------                     ----                 ---
         April 30, 1998                   7 1/4                4 7/8
         July 31, 1998                    7 1/4                4 1/2
         October 31, 1998                 5 7/16               3 3/4
         January 31, 1999                10 1/2                4 1/4



         The approximate number of record holders of shares of the Common Stock of the Company outstanding as of April 28, 2000 was 37. No cash dividends have been declared or paid on the Company's Common Stock.

         On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an asset purchase agreement between the Company and ACS. The Company paid $500,000 in cash to ACS and agreed to pay the remaining purchase price of $250,000 in the form of the Company's Common Stock upon satisfaction of certain conditions. On December 30, 1998, the Company issued 44,780 shares of the Company's Common Stock to the principal of ACS at a price of $5.58 per share in satisfaction of the $250,000 obligation. This sale of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the Common Stock was sold to a single person whom the Company believed was a accredited investor and who was purchasing the stock for investment purposes without a view to further distribution.

         The Company has reserved 337,500 shares of Common Stock to be issued to Racusin in satisfaction of the outcome of the jury's verdict in the Racusin case. See "Legal Proceedings".

         On December 9, 1998, the Company sold an aggregate of 18,924 shares of its Series A Preferred Stock at $100 per share to Victor Salerno, the President, Chief Executive Officer and a director of the Company, and Judith Salerno in full payment of $1,892,400 of the Company's outstanding shareholder notes. See "Certain Transactions." Such sale of Preferred Stock was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, because the Preferred Stock was sold to two accredited investors who purchased the stock for investment purposes in a transaction which otherwise satisfied the requirements of Rule 506.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal Year ended January 31, 2000 compared to the Fiscal Year ended January 31, 1999.

         Revenues for the Fiscal Year ended January 31, 2000, were $13,379,000, an increase of $3,487,000 or 35.3% from revenues of $9,892,000 for the Fiscal Year ended January 31, 1999. The increase was principally attributed to additional Systems revenues of $1,772,000, additional Wagering revenues of $1,644,000, Keno revenues of $38,000 and additional Casino revenues of $33,000. Operating loss before depreciation and amortization was $508,000 which increased by $681,000 or 393.6% for the Fiscal Year ended January 31, 2000 compared to income of $173,000 for the Fiscal Year ended January 31, 1999. The decrease was primarily due to an increase in operating costs of $4,168,000 or 42.9% over operating costs of $9,719,000 for Fiscal Year ended January 31, 1999.

Wagering Operations

         Revenues from Wagering were $7,734,000 for the Fiscal Year ended January 31, 2000, an increase of $1,644,000 or 27.0% from revenues of $6,090,000 for the Fiscal Year ended January 31, 1999. The increase was primarily due to a 11.0% increase in Handle (the total amount wagered at the Company's sports and race books) and an increase in the Company's overall net win percentage (revenues divided by handle). Handle of $120,305,000 for the Fiscal Year ended January 31, 2000 increased by $11,893,000 from Handle of $108,412,000 for the Fiscal Year ended January 31, 1999. The Company's net win percentage was 6.1% in Fiscal Year 2000 an increase of 13.0% from 5.4% in Fiscal Year 1999. The increase in Handle was primarily attributed to Mega$ports Australia which was in operation for the full year of Fiscal 2000 and increased its customer base. An increase or decrease in Handle is not necessarily indicative of an increase or decrease in revenues or profits. The increase in Handle was offset by a negative net win percentage experienced by Mega$ports Australia on Sports betting for Fiscal Year 2000. Race pari-mutuel wagering revenues decreased $85,000 or 43.1% from $197,000 in Fiscal year 1999 due to decreased volume of race betting. Pari-mutuel sports wagering, which was discontinued by the Company in March 2000, increased by $219,000 from the prior fiscal year. Wagering segment operating costs of $6,211,000 for the twelve months ended January 31, 2000 increased $1,580,000 or 34.1% from operating costs of $4,631,000 for the Fiscal Year ended January 31, 1999. Operating costs increased primarily due to the full year operation of Mega$ports Australia and the inclusion of Mega$ports, Inc. on a consolidated basis for Fiscal year 2000.

         Revenues from U.S. wagering operations were $8,140,000 for the Fiscal Year ended January 31, 2000, an increase of $2,054,000 or 33.7% from revenues of $6,086,000 for the Fiscal Year ended January 31, 1999. The increase is primarily attributed to a 28.6% increase in the U.S. net win percentage (revenues divided by Handle) which was 7.2% for Fiscal year ended January 31, 2000 as compared to 5.6% for Fiscal year ended January 31, 1999 and increased parimutuel sports wagering.

         Mega$ports (ACT) experienced a negative net win percentage during Fiscal year 2000 principally due to unfavorable results of sports wagering.

Casino Operations

         Revenues from Casino operations were $677,000 for the Fiscal Year ended January 31, 2000, an increase of $33,000 or 5.1% from revenues of $644,000 for the Fiscal Year ended January 31, 1999. The increase was principally attributed to increased slot play. Operating costs were $576,000 for Fiscal Year 2000, an increase of $71,000 or 14.1% from costs of $505,000 for Fiscal Year ended January 31, 1999. The increase is mainly due to certain previously shared costs with the Hotel operations which are now fully incurred by the Casino.

Systems Operations

         Revenues from Systems operations were $4,930,000 for the Fiscal Year ended January 31, 2000, an increase of $1,772,000 or 56.1% from revenues of $3,158,000 for the Fiscal Year ended January 31, 1999. The increase was principally attributed to increased equipment sales. CBS operations revenues of $4,624,000 for the Twelve months ended January 31, 2000 increased by $1,693,000 or 57.8% from revenues of $2,931,000 for the Twelve months ended January 31, 1999. The increase was attributed to increased equipment and ticket paper sales due to new casino openings. Sports Systems and Hotel Systems, which are partly owned, generated revenues of $273,000 an increase of $46,000 over Fiscal year ended January 31, 1999 from monthly maintenance billings.

         Operating costs for Systems operations of $4,182,000 for the Twelve months ended January 31, 2000 increased by $1,506,000 or 56.3% from $2,676,000 for the Twelve months ended January 31, 1999. The increase is principally attributed to cost of sales associated with the increase in System equipment sales.

Keno Operations

         Keno was formed in June 1998 and began operations in August 1999. Keno generated revenue of $38,000 for the Fiscal Year ended January 31, 2000. Operating costs incurred were $870,000, an increase of $653,000 or 300.9% during the Fiscal Year ended January 31, 2000 as compared to $217,000 during Fiscal Year ended January 31, 1999. The increase is primarily attributed to Keno operating for the entire Fiscal Year 2000 and costs incurred associated with opening the new locations.

Direct Costs

         Direct costs of $9,884,000 for the Fiscal Year ended January 31, 2000 increased by $3,566,000 or 56.4% from direct costs of $6,318,000 for the Fiscal Year ended January 31, 1999. The increase is due principally to equipment costs associated with the increase in system equipment sales and the expenses associated with the new companies which were not operating during the Fiscal Year ended January 31, 1999.

Research and Development Costs

         Research and development costs of $833,000 for the Fiscal Year ended January 31, 2000 increased by $258,000 or 44.9% from research and development costs of $575,000 for the Fiscal Year ended January 31, 1999 due to increased labor costs associated with new product development.

Selling, General and Administrative Costs

         Selling, general and administrative costs of $3,170,000 for the Fiscal Year ended January 31, 2000 increased by $343,000 or 12.1% from selling, general and administrative costs of $2,827,000 for the Fiscal Year ended January 31, 1999. The increase is due principally to higher labor related costs and costs associated with the new companies which were not operating in Fiscal Year ended January 31, 1999.

Depreciation and Amortization

         Depreciation and amortization was $815,000 for the Fiscal Year ended 2000, an increase of $49,000 or 6.4% from depreciation and amortization of $766,000 for the Fiscal Year ended January 31, 1999. The increase was attributed to new asset purchases.

Other Income and Expense

         Net other expense of $384 for the Fiscal Year ended January 31, 2000 decreased by $977,000 or approximately 100% from Fiscal Year ended January 31, 1999. The decrease is principally attributed to Mega$ports, Inc. being consolidated as a wholly owned subsidiary in Fiscal Year ended January 31, 2000 and a decrease in interest expense of $165,000 over Fiscal Year ended January 31, 1999.

Interest Expense

         Interest Expense of $157,000 for Fiscal Year ended 2000 decreased by $165,000 or 51.2% from interest expense of $322,000 in the Fiscal Year ended 1999. The decrease is principally due to the interest paid in connection with the Hotel which was sold on June 30, 1999.

Net loss from Continuing Operations

         The net loss from continuing operations of $1,324,000 for Fiscal Year ended 2000, decreased by $247,000 or 15.7% from $1,571,000 in the Fiscal Year ended 1999. The decrease between fiscal years was principally due to increased earnings from higher equipment sales and increased revenues from the increased wagering operations.

Discontinued Operations

Hotel, Food and Beverage Operations

         On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of American Wagering, Inc. In conjunction with the sale of the Hotel, the Company has leased back and intends to continue to operate the casino for up to two years. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 2000 and 1999, the results of the hotel, food and beverage operations have been accounted for as discontinued operations.

Cumulative Effect of Change in Accounting Principle

         Organization costs incurred by the Company prior to February 1, 1999 were capitalized and charged to income over a period of five years upon commencement of operations. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires companies to expense costs of start-up activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company adopted the statement on February 1, 1999. Upon adoption, the Company reported the initial adoption as a cumulative effect of a change in accounting principle of $45,000.

Liquidity and Capital Resources

         As of January 31, 2000, there was a decrease in working capital of $622,000. Cash provided by operating activities was $680,000 for the Fiscal Year ended 2000 compared to cash used in operating activities of $201,000 for the Fiscal Year ended 1999. Net cash provided by investing activities was $3,042,000 for the Fiscal Year ended 2000 compared to cash provided by investing activities of $2,682,000 for the Fiscal Year ended 1999. The increase is principally attributed to the sale of the Hotel. Net cash used in financing activities amounted to $2,970,000 for the Fiscal Year ended January 31, 2000 compared to net cash used in financing activities of $1,497,000 for the Fiscal Year ended January 31, 1999. This increase is principally due to the repayment of long-term debt.

         Prior to the Company's initial public offering, Leroy's was an S Corporation under the Internal Revenue Code. On March 21, 1996 Leroy's made cash distributions to the original stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed, $2,433,000 was loaned back to Leroy's by the original stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. Of the $2,433,000 outstanding, $541,000 in the aggregate was repayable to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at an annual rate of prime plus 1/2%. Of the remaining balance, $946,000 was due and payable to Victor Salerno on November 1, 1998 and $946,000 to Judith Salerno on May 1, 1999 pursuant to restated stockholder notes bearing interest at an annual rate of prime plus 1/2%. On May 1, 1998, $541,000 in the aggregate was paid by the Company to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to the restated stockholder notes. On December 9, 1998, the Company redeemed its shareholder notes of $1,892,000 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. During Fiscal year ended January 31, 2000, 3,500 shares of Series A Preferred Stock were redeemed. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

         In March 1995 Leroy's borrowed approximately $1,200,000 from Pioneer Citizen's Bank of Nevada, which was loaned to LHC to acquire the initial 50% in the Hotel/Casino. The loan was repaid on March 31, 1998.

         LHC, reported as part of the discontinued operations, was a debtor under a loan (outstanding principal of $2,364,000 as of January 31, 1999) from American Bank of Commerce ("Bank") secured by a deed of trust, assignment of rents and security agreement with respect to the Hotel/Casino. The loan bears a variable annual interest rate and was paid in full June 30, 1999.

         CBS is a debtor under a loan (outstanding principal of $1,878,000 as of January 31, 2000) from Standard Life and Accident Insurance Company secured by a deed of trust and assignment of rents and leases with respect to the Company's corporate office building. The loan bears interest at an annual rate of 8% and is due September 2015. The Company has guaranteed CBS' obligations under the loan.

         On March 17, 1998, the Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's common stock from time to time in the open market. As at January 31, 2000, 61,100 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

         Management believes that the Company will be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. The Company will initiate various programs in fiscal year 2001 aimed at building cash liquidity which can be used to fund new product development efforts. The uncertainty created by proposed legislation which could ban wagering on amateur athletic events requires the Company to reassess the sources of its future revenue growth.

         The Company has expanded its sports wagering activities to Australia and is exploring other jurisdictions to expand its keno business lines. The level of customer acceptance for the Company's keno products in these new jurisdictions is undetermined. Establishing these operations may require initial investments of several hundred thousand dollars. If the required investments cannot be funded through current operations, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

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

Amateur Sports Integrity Act

         On March 22, 2000 legislation entitled Amateur Sports Integrity Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 26% of its revenues.

Australian Gaming Studies

         In December, 1999 The Australian Government released its Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this Report, the Senate Select Committee on Information Technologies issued a Report entitled "NETBETS," a review of online gambling in Australia. The Committee made a series of proposals to reduce online gambling. One such proposal was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies are implemented. The Federal Government is pursuing a total ban on internet gambling. However the States and Territories of Australia are opposed to any limitations on issuing new online gaming licenses.

         At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming. If the Federal government is successful in banning online gaming, such ban may have a material adverse effect on the future operations of Mega$ports (ACT).

Recently Issued Accounting Standards

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131")

Forward-Looking Statements

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources and the effects of regulations (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

Item 7. Financial Statements

        Report of Independent Public Accountants.                             40

        Consolidated Balance Sheets as of January 31, 2000 and 1999.          41

        Consolidated Statements of Operations for the fiscal years
        ended January 31, 2000 and 1999.                                      42

        Consolidated Statements of Stockholders' Equity for the fiscal
        years ended January 31, 2000 and 1999.                                43

        Consolidated Statements of Cash Flows for the fiscal years
        ended January 31, 2000 and 1999.                                      44

        Notes to Consolidated Financial Statements.                           46

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                The directors and executive officers of the Company are as follows:


Name                    Age     Position
-----------------       ---     --------
Victor J. Salerno       56      President, Chief Executive Officer and Director

Robert D. Ciunci        53      Chief Operating Officer, Chief Financial
                                  Officer, Executive Vice President and
                                  Director

Michael Merillat        49      Vice President, Secretary and Director

Philip P. Hannifin      65      Director

W. Larry Swecker        55      Director


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

         Robert D. Ciunci has been Executive Vice President, Chief Financial Officer and a director of the Company since its inception and became the Chief Operating Officer of the Company on March 7, 1997. Mr. Ciunci has been the Chief Financial Officer of Leroy's since August 1, 1995. From 1981 to June 1995 he was employed by Autotote Corporation, a company that provides computerized wagering systems to racetracks and off-track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a masters degree in business administration and is a Certified Public Accountant.

         Michael Merillat has been Vice President, Secretary and a director of the Company since its inception. Mr. Merillat has been employed by Leroy's since September 1978, currently as Vice President, Secretary, and a director. Mr. Merillat is the former brother-in-law of Mr. Salerno.

         Philip P. Hannifin has been a director of the Company since June 24, 1998. Mr. Hannifin was a director of the Riviera Holdings Corporation and the Riviera Operating Company from February 1993 until June 1998. Mr. Hannifin was a director from 1986 to 1995 and since 1991 has been an Executive Vice-President of Fitzgerald's Reno, Inc. a hotel and casino operator). From 1987 to 1990, Mr. Hannifin was a director and Executive Vice-President of MGM Grand, Inc., also a hotel and casino operator. From January 1971 to September 1977, Mr. Hannifin was chairman of the Nevada Gaming Control Board. Mr. Hannifin is a member of the Audit, Compensation and Stock Option Committees of the Company's Board of Directors.

         W. Larry Swecker became a director of the Company in April, 2000. Mr. Swecker has been President of Swecker & Company. Ltd. Certified Public Accountants since January, 1979. Prior to that he was a partner in the Firm of Keltner Milam & Co. Certified Public Accountants from 1975 to 1979.Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975. He has a Bachelor of Science in Business Administration from the University of Nevada-Reno. Mr. Swecker is a member of the Audit, Compensation, Stock Option and Compliance Committees of the Board of Directors.

Item 10. Executive Compensation

         The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 2000 (these individuals may be referred to as "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                     ------
                                                                                                    Number of
                                                               Annual Compensation                 Securities
Name and                Fiscal Year Ended                      -------------------                 Underlying
Principal Position         January 31                   Salary                Bonus ($)             Options(1)
------------------         ----------                   ------                ---------            ----------
Victor J. Salerno             2000                     $200,000                       0                     0
President and Chief           1999                     $200,000                   9,391                     0
Executive Officer             1998                     $200,000                  39,604                     0

Robert D. Ciunci              2000                     $150,000                       0                     0
Executive Vice President      1999                     $134,154                   6,261                     0
Chief Operating Officer &     1998                     $110,000                  31,262                50,000
Chief Financial Officer

(1) Represents options granted under the Company's 1995 Stock Option Plan. Mr. Salerno and Mr. Ciunci were not granted options during the fiscal years ended January 31, 2000 and January 31, 1999.

         The following table sets forth the number of exercisable and unexercisable options as of January 31,2000 and the value of such options for the Chief Executive Officer and the named Executive Officer.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

                                                                    Number of Securities                   Value of
                                                                       Underlying                        Unexercised
                                 Shares                              Unexercised Options                 In-The-Money
                               Acquired or          Value           At Fiscal Year end (#)           Options at FY End ($)
  Name                        Exercised (#)       Realized         Exercisable/Unexercisable       Exercisable/Unexercisable
  ----                        -------------       --------         -------------------------       -------------------------
Victor J. Salerno                  0                  0                         0/0                               0/0

Robert D. Ciunci                   0                  0                 50,000(1)/0                        $157,600/0

------------
(1) Options become exercisable on August 22, 1999 and expire on August 22, 2004.

Compensation of Directors

         Directors who are not employees or consultants of the Company receive a fee of $2,000 plus travel expenses for each Board meeting they attend. Committee chairman receives $3,000 per month plus travel expenses.

         During the fiscal year ended January 31, 2000, pursuant to the Company's Directors' Stock Option Plan, options to purchase 400 and 300 shares, respectively of the Company's Common Stock at an exercise price of $8.88 per share were granted to Mr. Barengo, a former director of the Company, and Mr. Hannifin. These options become fully exercisable on January 31, 2001 and expire on January 31, 2010. On January 31, 1999 Mr. Barengo and Mr. Hannifin were granted options to purchase 400 and 300 shares, respectively of the Company's Common Stock at an exercise price of $6.56 per share and were fully exercisable on January 31, 2000, and expire on Janury 31, 2009. On June 24, 1998, as compensation for services as a director to be performed for the Company for the year ended January 31, 2000, the Company granted Mr. Hannifin options to purchase 2,000 shares of the Company's Common Stock, at an exercise price of $5.89 per share. These options were fully exercisable on June 24, 1999 and expire June 24, 2008.

Employment Agreements

         On May 10, 1996, the Company entered into employment agreements with Victor Salerno and Robert Ciunci. Each agreement has a five-year initial term and automatically renews for one-year periods unless either party gives the other 60 days written notice to terminate prior to the expiration of the current term. On June 11, 1998, Mr. Ciunci's employment agreement was amended to increase his base salary.

         Pursuant to his employment agreement, Mr. Salerno is employed as the President and Chief Executive Officer of the Company at a base salary of $200,000 per year. In addition, Mr. Salerno is entitled to receive a performance bonus each calendar year equal to 5% of the Company's pre-tax earnings (as defined in the employment agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof, the Company has agreed to pay as termination benefits to Mr. Salerno a continuation of his base salary, performance bonus and all other benefits under the agreement for the remainder of the then outstanding term. In the event Mr. Salerno dies or becomes disabled (as defined in the agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Salerno is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

         Pursuant to his employment agreement, Mr. Ciunci is employed as the Chief Financial Officer and Executive Vice President of the Company for a base salary ("Base Salary") of $150,000 per year plus a performance bonus each calendar year equal to 3% of the Company's pre-tax earnings (as defined in the agreement) for the prior fiscal year. In the event the agreement is terminated by the Company in violation thereof or there is a "change of control" or "constructive termination," (as those terms are defined below) the Company has agreed to pay to Mr. Ciunci, as termination benefits, a continuation of his base salary, performance bonus and all other benefits under the agreement for the remainder of the then outstanding term. A change of control occurs when a substantial portion of the assets of the Company is transferred, exchanged or sold to a non-affiliated third party or any person other than Mr. Salerno becomes the owner of securities of the Company representing 35% or more of the combined voting power of the Company's securities then outstanding. A constructive termination occurs when Mr. Ciunci is not re-appointed or re-elected to the position of Executive Vice President and Chief Financial Officer or if there is a change of his duties inconsistent with such offices. In the event Mr. Ciunci dies or becomes disabled (as defined in the employment agreement), the Company has agreed to pay the termination benefits for up to one year. Mr. Ciunci is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 30, 2000 the number and percentage of shares of Common Stock, which according to information supplied to the Company, are beneficially owned by:

         (1) each person who is a beneficial owner of more than 5% of the Common Stock;

         (2) each of the directors, and named executive officers of the Company individually;

         (3) all current directors and executive officers of the Company as a group.

         Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2000, such as upon the exercise of options or warrants.

         Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name and Address                      Number of Shares           Percentage
----------------                      ----------------           ----------
Victor J. Salerno                        1,949,600                 24.88%

Robert D. Ciunci                           159,600(1)               2.04%
Michael Merillat                           260,000(1)               3.32%
Robert Barengo                             526,200(2)               6.71%

Philip Hannifin                              2,300(3)                .03%
W. Larry Swecker                                --                    --
Judy Salerno                             1,942,500                 24.79%

All directors and executive officers     2,897,700                 36.98%
as a group (4 persons)

----------
(1) Includes 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.
(2) Includes 526,200 shares held jointly with Mr. Barengo's wife. Includes 400 shares which may only be issued upon the exercise of stock options after January 31, 1998, 400 shares which may only be issued upon the exercise of stock options after January 31, 1999 and 400 shares which may be issued upon the exercise of stock options after January 31, 2000 but does not include 400 shares which may only be issued upon the exercise of stock options after January 31, 2001.
(3) Includes 2,000 shares which may only be issued upon exercise of stock options after June 24, 1999, includes 300 shares which may only be issued upon the exercise of stock options after January 31, 2000, but does not include 300 which may only be issued upon the exercise of stock options after January 31, 2001.

Item 12. Certain Transactions

         Prior to the Company's initial public offering, Leroy's was an S Corporation under the Internal Revenue Code. On March 21, 1996 Leroy's made cash distributions to the original stockholders in the aggregate amount of $3.0 million representing undistributed income through January 31, 1996 on which such stockholders had previously paid federal income taxes. Of the $3.0 million distributed, $2,433,124 was loaned back to Leroy's by the original stockholders and $558,000 was contributed as capital to Leroy's by such stockholders. Of the $2,433,124 outstanding, $540,700 in the aggregate was repayable to Michael Merillat, Robert Ciunci, Robert Barengo, a former director of the Company, and Michael Roxborough pursuant to restated stockholder notes maturing on May 1, 1998 and bearing interest at an annual rate of prime plus 1/2%. Of the remaining balance, $946,212 was due and payable to Victor Salerno on November 1, 1998 and $946,212 to Judith Salerno on May 1,1999 pursuant to restated stockholder notes bearing interest at an annual rate of prime plus 1/2%. On May 1, 1998, $540,700 in the aggregate was paid by the Company to Michael Merillat, Robert Ciunci, Robert Barengo, and Michael Roxborough pursuant to the restated stockholder notes. On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the common stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law.

         Mr. Barengo is a former director of the Company and a director of the Riviera Hotel and Casino at which the Company maintains one of its satellite sports book operations pursuant to a renewable one month lease for which the Company leases 200 square feet. The Company paid the Riviera rent of $246,275 and $211,259 for the years ended January 31, 2000 and 1999, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and
    Stockholders of American Wagering, Inc.:

         We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (a Nevada corporation) and subsidiaries (the "Company") as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2000, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

         As explained in Note 1 of the notes to the consolidated financial statements, effective February 1, 1999, American Wagering, Inc. changed its method of accounting for start-up activities in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."


ARTHUR ANDERSEN LLP





Las Vegas, Nevada
April 7, 2000

                             AMERICAN WAGERING, INC.
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 2000 AND 1999

                                ASSETS

                                                                               2000             1999
                                                                              ------           ------
CURRENT ASSETS:
    Cash                                                                   $  3,415,793     $  3,076,563
    Short-term investments                                                           --          483,671
    Accounts receivable, net of allowance for doubtful accounts
       of $188,624  and $78,295                                                 686,418          172,046
    Inventories, net of obsolescence reserve of $161,370 and $56,825            436,947          724,386
    Prepaid expenses and other current assets                                   309,951          544,212
                                                                           ------------     ------------
TOTAL CURRENT ASSETS                                                          4,849,109        5,000,878

PROPERTY AND EQUIPMENT, net                                                   4,098,355        4,063,042

INTANGIBLE ASSETS, net                                                          984,321        1,387,823

DEPOSITS AND OTHER ASSETS                                                       797,271          239,832

NET LONG-TERM ASSETS OF DISCONTINUED
  OPERATIONS                                                                         --        1,074,295
                                                                           ------------     ------------
TOTAL ASSETS                                                               $ 10,729,056     $ 11,765,870
                                                                           ============     ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                      $     61,892     $     57,913
    Accounts payable                                                          1,703,476          678,067
    Accrued expenses                                                            988,398          718,932
    Unpaid winning tickets                                                    1,888,424        2,548,181
    Other current liabilities                                                 1,154,995          707,612
    Net current liabilities of discontinued operations                               --          616,644
                                                                           ------------     ------------
TOTAL CURRENT LIABILITIES                                                     5,797,185        5,327,349
                                                                           ------------     ------------
LONG-TERM DEBT, less current portion                                          1,816,517        1,879,237
                                                                           ------------     ------------
MINORITY INTEREST                                                              (105,801)          (3,380)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Series A Preferred stock - 10% cumulative; $.01 par value;
      authorized:  25,000,000 shares; issued and
      outstanding: 15,424 and 18,924 shares                                   1,542,400        1,892,400
    Common stock - $.01 par value; authorized: 25,000,000 shares;
      issued and outstanding: 7,885,613 shares                                   78,857           78,857
    Shares to be issued in settlement of litigation - 337,500 shares          3,587,625               --
    Additional paid-in capital                                               10,709,223       14,296,848
    Accumulated deficit                                                     (12,369,457)     (11,377,948)
      Less: treasury stock; at cost: 61,100 shares                             (327,493)        (327,493)
                                                                           ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                    3,221,155        4,562,664
                                                                           ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 10,729,056     $ 11,765,870
                                                                           ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.


                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999



                                                                             2000                1999
                                                                            ------              ------

REVENUES                                                                 $13,378,981         $ 9,891,818

OPERATING COSTS AND EXPENSES:
   Direct costs                                                            9,884,270           6,317,843
   Research and development                                                  832,778             574,524
   Selling, general and administrative                                     3,170,112           2,826,672
   Depreciation and amortization                                             815,407             765,889
                                                                         -----------         -----------
TOTAL OPERATING COSTS AND EXPENSES                                        14,702,567          10,484,928
                                                                         -----------         -----------
OPERATING LOSS                                                            (1,323,586)           (593,110)

OTHER INCOME (EXPENSE):
   Interest income                                                            57,106             125,281
   Other income                                                               (2,730)                700
   Minority interest                                                         102,421               3,380
   Equity in loss from investment in joint venture                                --            (785,516)
   Interest expense                                                         (157,181)           (321,533)
                                                                         -----------         -----------
TOTAL OTHER EXPENSE                                                             (384)           (977,688)
                                                                         -----------         -----------
LOSS FROM CONTINUING OPERATIONS                                           (1,323,970)         (1,570,798)

     DISCONTINUED OPERATIONS:
       GAIN ON SALE OF HOTEL, FOOD AND
       BEVERAGE OPERATIONS, NET OF INCOME TAX                                341,403                  --
     EXCESS RESERVE - LOSS ON DISPOSAL                                       213,465                  --
                                                                         -----------         -----------
INCOME FROM DISCONTINUED OPERATIONS                                          554,868                  --
                                                                         -----------         -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (769,102)         (1,570,798)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          (45,429)                 --
                                                                         -----------         -----------
NET LOSS                                                                    (814,531)         (1,570,798)

PREFERRED STOCK DIVIDEND REQUIREMENTS                                       (179,994)            (28,387)
                                                                         -----------         -----------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                               $  (994,525)        $(1,599,185)
                                                                         ===========         ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss from continuing operations                                       $     (0.19)        $     (0.21)
   Income from discontinued operations                                   $      0.07         $        --
   Cumulative effect of change in
     accounting principle                                                $      (.01)        $        --
   Net loss                                                              $     (0.13)        $     (0.21)


          The accompanying notes are an integral part of these consolidated financial statements.


                             AMERICAN WAGERING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

                       Preferred Stock       Common Stock      Treasury Stock
                       ---------------       ------------      --------------   Shares to be
                                                                                 issued in     Additional
                     No. of               No. of             No. of              Settlement      Paid-in    Accumulated    Total
                     Shares    Balance    Shares   Balance   Shares    Balance  of litigation    Capital      Deficit      Equity
                     ------    -------    ------   -------   ------    -------  -------------  -----------   ----------    ------
Balance,
January 31, 1998         --   $     --  7,840,833  $78,408       --    $    --          --    $14,047,296   $(9,778,763) $4,346,941
Issuance of
Preferred stock      18,924  1,892,400         --       --       --         --          --             --            --   1,892,400
Purchase of
Treasury stock           --         --         --       --  (61,100)  (327,493)         --             --            --    (327,493)
Stock Issued
in Connection
with Acquisition         --         --     44,780      449       --         --          --        249,552            --     250,001
Net Loss                 --         --         --       --       --         --          --             --    (1,599,185) (1,599,185)
                     ------ ----------  ---------  -------  -------  ---------  ----------    -----------   -----------  ----------
Balance,
January 31, 1999     18,924 $1,892,400  7,885,613  $78,857  (61,100) $(327,493)         --    $14,296,848   (11,377,948) $4,562,664
Preferred Stock
Dividends                --         --         --       --       --         --          --             --      (176,978)   (176,978)
Purchase of
Treasury stock           --         --         --       --       --         --          --             --            --          --
Redemption of
Preferred Stock      (3,500)  (350,000)        --       --       --         --          --             --            --    (350,000)
337,500 Shares to
be issued in
Settlement of
litigation               --         --         --       --       --         --   3,587,625     (3,587,625)           --          --
Net Loss                 --         --         --       --       --         --          --             --      (814,531)   (814,531)
                     ------ ----------  ---------  -------  -------  ---------  ----------    -----------   -----------  ----------
Balance,
January 31, 2000     15,424 $1,542,400  7,885,613  $78,857  (61,100) $(327,493) $3,587,625    $10,709,223  ($12,369,457) $3,221,155
                     ====== ==========  =========  =======  =======  =========  ==========    ===========   ===========  ==========






 The accompanying notes are an integral part of these consolidated financial statements.


                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

                                                                                        2000            1999
                                                                                       ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                        $(814,531)      $(1,599,185)
    Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                     815,407           955,734
    Equity in loss from investment in joint venture                                        --           785,516
    Gain on sale of discontinued operations                                          (341,403)               --
    Discontinued operations - Excess Reserve                                         (213,465)               --
    Minority interest                                                                (102,421)           (3,380)
    Impairment of long-lived assets                                                   201,341                --
    Provision for doubtful accounts                                                   110,329            39,838
    Change in reserve for inventory obsolesence                                       104,545          (131,400)
    Cumulative effect of change in accounting principle                                45,429                --
    Decrease (increase) in assets:
      Accounts receivable                                                            (624,701)          111,756
      Inventories                                                                     182,894           (31,150)
      Prepaid expenses and other current assets                                       234,261           124,235
    Increase (decrease) in liabilities:
      Accounts payable                                                              1,025,409        (1,068,442)
      Accrued expenses                                                                269,466          (628,965)
      Unpaid winning tickets                                                         (659,757)        1,107,140
      Other current liabilities                                                       447,383           137,062
                                                                                   ----------        ----------
Total adjustments                                                                   1,494,717         1,397,944
                                                                                   ----------        ----------
Net cash  provided by (used in) operating activities                                  680,186          (201,241)
                                                                                   ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (693,988)         (777,849)
    Deposits and other assets                                                        (557,439)         (143,397)
    Proceeds from sale of assets                                                    3,809,392                --
    Increase in investment in joint venture                                                --          (785,517)
    Decrease in short-term investments                                                483,671         4,926,053
    Purchase assets of ACS                                                                 --          (537,053)
                                                                                   ----------        ----------
    Net cash provided by investing activities                                       3,041,636         2,682,237
                                                                                   ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                    (2,442,769)       (1,169,834)
    Redemption of preferred stock                                                    (350,000)               --
    Dividends                                                                        (176,978)               --
    Purchase of treasury stock                                                             --          (327,493)
                                                                                   ----------        ----------
      Net cash used in financing activities                                        (2,969,747)       (1,497,327)
                                                                                   ----------        ----------
CASH USED IN DISCONTINUED OPERATIONS                                                 (412,845)               --


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             339,230           983,669

CASH, beginning of period                                                          $3,076,563        $2,092,894
                                                                                   ----------        ----------
CASH, end of period                                                                $3,415,793        $3,076,563
                                                                                   ==========        ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                         $  157,181        $  594,826
                                                                                   ==========        ==========
    Cash (refunded) for income taxes                                               $       --        $ (136,000)
                                                                                   ==========        ==========



     The accompanying notes are an integral part of these consolidated financial statements.



                             AMERICAN WAGERING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

                                   (Continued)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

Fiscal Year ended January 31, 2000 Transactions--

During 1999, the Company reserved 337,500 Shares of Common Stock in settlement of litigation.

Fiscal Year ended January 31, 1999 Transactions--

Issuance of $250,000 in Common Stock for ACS acquisition

Redemption of shareholder notes totaling $1,892,424 for 18,924 shares of Series A Preferred Stock.

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2000


1. Summary of Business and Significant Accounting Policies

   Summary of Business

   In August 1995, American Wagering, Inc., a Nevada corporation, (the "Company") was formed as the holding company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by the Company, the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of the Company. These transactions are referred to as the "Reorganization."

   Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at its Las Vegas headquarters, Leroy's operates a statewide network of race and sports wagering facilities in 47 casinos. Leroy's leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. Leroy's operates its main race and sports book and a 5,600 square foot casino with approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines at the Howard Johnson Hotel on 3111 West Tropicana Boulevard in Las Vegas, Nevada.

   The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports
   (ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel interactive wagers on the Internet from around the world except patrons located in the United States. In November 1998, Mega$ports (ACT) was issued a fifteen year Sports Betting license from the Bookmakers Licensing Committee ("BLC") in the Australian Capital Territory ("ACT"). Mega$ports (ACT) began accepting wagers from non-Internet patrons within Australia in January 1999. Mega$ports (ACT) received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999.

   The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and eventually will offer a progressive jackpot starting at $1 million. On April 29, 1999 the Company received preliminary licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. AWIK received final approval from the Nevada Gaming Commission on November 11, 1999. AWIK is currently operating the keno game at eight locations throughout the State of Nevada.

   The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offered opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests On February 1, 1999, the Mega$ports joint venture agreement was terminated. (See Note 4). In March, 2000, the Company ceased ongoing operations of Mega$ports, Inc. and has notified the Nevada Gaming Control Board of its intent to let expire in July, 2000, the Mega$ports, Inc. gaming license.

   On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. and AWI Hotel Systems, Inc. were formed to hold the assets acquired from ACS.

   In November 1999, the Company formed Secured Telephone Operating Platform, Inc. ("STOP") which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada.

   On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of the Company. On June 30, 1999, the Company finalized the sale of these operations and has entered into a lease with the new owner to continue to operate the casino for up to two years. The casino serves as the Company's principal gaming location. In the accompanying consolidated financial statements as of, and for the Fiscal Years ended January 31, 2000 and 1999, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. The Company recognized a gain on the sale of these operations of $341,403 and an excess reserve - loss on disposal of $213,465 during the Second Quarter of Fiscal 2000. (See Note 5)

   Restricted Cash and Short-Term Investments

   As of January 31, 2000 the Company has segregated approximately $250,000 in cash to meet certain domestic regulatory requirements and $100,000 in cash to meet certain foreign regulatory requirements.

   Short-term investments consist of liquid investments such as treasury bills with a maturity of six months or less and are carried at cost and adjusted for discount amortization.

   Inventories

   Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

   Depreciation

   Property and equipment are depreciated by use of the straight-line method over their estimated useful lives. The Company recorded a charge for depreciation expense of $590,075 and $573,699 for the fiscal years ended January 31, 2000 and 1999, respectively.

   Intangible Assets

   Intangible assets include the excess of the cost over the fair market value of net assets of acquired companies. Such costs are being amortized over the periods expected to be benefited of approximately 25 years. Other intangible assets acquired including software and rights for manufacturing and distribution are being amortized over 7 years. The Company recorded a charge for amortization expense of $225,332 and $192,190 for the fiscal years ended January 31, 2000 and 1999 respectively. Accumulated amortization was $426,942 and $371,407 at January 31, 2000 and 1999, respectively.

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

   Impairment of Long-Lived Assets

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. This review resulted in an impairment write-down of the Hotel Systems operations of $132,741 and Mega$ports, Inc. of $68,600 due to the closure of its operations in March 2000. These losses are included in direct costs in the Consolidated Statement of Operations.

   Revenue Recognition

   With respect to the Wagering segment, which includes race and sports book and Internet operations, in accordance with industry practice, the Company recognizes fixed odds race and sports wagering revenues as the net win from such wagering activities, which is the difference between gaming wins and losses. Wagers received on future race and sporting events are reflected as a liability and are not recognized as revenues until the event has taken place. The Company recognizes pari-mutuel race and sports wagering revenues and Keno revenues as commissions earned as a percentage of the total amount wagered. Wagering revenues are recognized based on the results of a completed event. With respect to the Systems segment, the Company recognizes revenue when the software and hardware are installed at the customer location. Maintenance contracts include a provision to allow the Company to increase maintenance fees annually over the term of the contract. Maintenance fee revenue is recognized over the term of the contract.

   Research and Development

   The Company expenses all costs associated with the research and development of computerized software as incurred.

   Start-up Costs

   Organization costs incurred by the Company prior to February 1, 1999 were capitalized and charged to income over a period of five years upon commencement of operations. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires companies to expense costs of start-up activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company adopted the statement on February 1, 1999. Upon adoption, the Company reported the initial adoption as a cumulative effect of a change in accounting principle of $45,429.

   Advertising

   The Company expenses all costs associated with advertising as incurred.

   Foreign Currency Translation

   Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the year. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a component of comprehensive income. Gains and losses from foreign currency transactions are included in direct costs as a component of operating expenses. The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Gains and losses from both foreign currency translation and foreign currency transactions for the fiscal years ending January 31, 2000 and 1999, were not material.

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

   In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the fiscal years ending January 31, 2000 and 1999 under the Company's Employee stock option plan and its Directors stock option plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the losses incurred by the Company in Fiscal 2000 and 1999.

   The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                 Fiscal Year ended January 31,
                                                 -----------------------------
                                                    2000               1999
                                                    -----              ----
      Weighted-average common shares
      outstanding (used in the computation
      of basic earnings per share)..........      7,824,513        7,800,002

      Potential dilution from the assumed
      exercise of common stock options......             --               --
                                                  ---------        ---------
      Weighted-average common and common
      stock equivalent shares (used in the
      computation of diluted earnings per
      share)................................      7,824,513        7,800,002
                                                  =========        =========

Financial Instruments

   The Company's financial instruments consist of cash, short-term investments, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash and short-term investments are diversified among security types and issuers, and approximate fair value. The fair value of financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values and the carrying value of notes receivable and long-term debt would not be materially different due to the instruments' interest rates approximating market rates for similar borrowings at January 31, 2000, and 1999.

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

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

   Reclassifications

   Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's net loss.

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

   Approximately 34% and 37% of total handle (total amount wagered in race and sports events) and 32% and 37% of Leroy's total revenues is related to professional football for the years ending January 31,2000 and 1999, respectively. If the professional football season was interrupted due to strikes or other factors this may have a significant impact on the financial results of the Company.

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

   The ownership and operation of casino gaming facilities, including race and sports books, in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, (hereinafter collectively referred to as the "Nevada Act") and various local regulations. If it were determined that the Nevada Act was violated by the Company or its subsidiaries the gaming licenses or registration held by the Company and it subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. Limitation, conditioning or suspension or revocation of any gaming liscense may have a material effect on the Company's gaming operations.

   On March 22, 2000 legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 26% of its revenues and therefore the passage of such legislation could have a material adverse impact upon the Company's wagering operations.

   In December, 1999 The Australian Government released its Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this Report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS" a review of online gambling in Australia. The Committee made a series of proposals to reduce online gambling. One such proposal was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies are implemented. The Federal Government is pursuing a total ban on internet gambling. However the States and Territories in Australia are opposed to any limitations on issuing new online gaming licenses.

   At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming. If the Federal government is successful in banning online gaming, such ban may have a material adverse effect on the operations of Mega$ports (ACT).

   Management believes that the Company will be able to satsify its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. The Company will initiate various programs in fiscal year 2001 aimed at building cash liquidity which can be used to fund new product development efforts. The uncertainty created by proposed legislation which could ban wagering on amateur athletic events requires the Company to research the sources of its future revenue growth.

2. Inventories

   Inventories consist of the following as of January 31, 2000 and 1999:

                                                         2000           1999
                                                         ----           ----
                    Raw materials and spare parts     $       --     $   61,391
                    Work in process                      209,220        220,365
                    Finished goods                       389,097        499,455
                                                      ----------     ----------
                                                         598,317        781,211

                    Less:  Obsolescence reserve         (161,370)       (56,825)
                                                      ----------     ----------
                                                      $  436,947     $  724,386
                                                      ==========     ==========

3. Property and Equipment

   Property and equipment are stated at cost and consist of the following as of January 31, 2000 and 1999:

                                                                   Estimated
                                        2000           1999       Useful Life
                                        ----           ----       -----------
    Land                             $   575,000    $   575,000
    Building/Improvements              2,139,919      2,139,919      39 years
    Furniture/Fixtures                   300,442        300,442    5-10 years
    Equipment                          3,425,324      2,768,784    5-20 years
    Other                                156,884        149,293    5-10 years
                                     -----------    -----------
                                       6,597,569      5,933,438
    Less: Accumulated depreciation    (2,499,214)    (1,870,396)
                                     -----------    -----------
                                     $ 4,098,355    $ 4,063,042
                                     ===========    ===========

4. Investment in Joint Venture

   The Company, through its wholly-owned subsidiary CBS, was involved in a joint venture with IGT. CBS and IGT each own a fifty percent interest in the joint venture company named Mega$ports, Inc., a Nevada corporation ("Mega$ports, Inc."). In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. The transfer of IGT's shares in the joint venture is subject to the approval of the Nevada Gaming Commission. Mega$ports, Inc., an enterprise which began operations in July 1997, is engaged in the design, manufacture and distribution of a pari-mutuel sport wagering system. The Company's original investment in the joint venture balance consisted of contributions of property and equipment, programming services and cash contributions for operations. Due to the equity in losses from the joint venture the investment balance has been reduced to zero. The equity in loss from the investment in joint venture was $785,516 for the fiscal year ended January 31, 1999. As of January 31, 2000 Mega$ports U.S. was accounted for on a consolidated basis. In March 2000, Mega$ports, Inc. ceased operations. In March, 2000 the Company ceased operations of Mega$ports, Inc. Mega$ports, Inc.

5. Discontinued Operations

   On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and began seeking a qualified buyer for the hotel, food and beverage segment of the Company. In the Company's accompanying consolidated financial statements for and as of the fiscal years ended January 31, 2000 and 1999, the results of the hotel, food and beverage operations have been accounted for as discontinued operations. In conjunction with the sale of the Hotel, the Company has leased back and continued to operate the casino and intends to continue to do so for up to two years. The Casino will serve as the Company's principal gaming location.

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

   The components of assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                                January, 31
                                                                   1999
                                                                   ----
     Current assets ....................................       $  274,119
     Accounts payable, accrued expenses and other ......         (890,763)
                                                               ----------
     Net current liabilities ...........................       $ (616,644)
                                                               ==========

     Property, plant and equipment, net ................       $3,383,376
     Non-current liabilities ...........................       (2,309,081)
                                                               ----------
     Net long term assets ..............................       $1,074,295
                                                               ==========

   The condensed statements of operation relating to the discontinued operations is presented below:

                                                                January, 31
                                                                   1999
                                                                   ----
     Revenues...........................................       $3,303,859
     Costs and expenses.................................       (3,732,391)
                                                               ----------
     Loss before income taxes...........................         (428,532)
     Provision (benefit) for income taxes...............               --
                                                               ----------
     Net (loss).........................................       $ (428,532)
                                                               ==========

   Losses incurred in the fiscal years ended January 31, 2000 and 1999, respectively were charged against previously established reserves.

   On June 30, 1999, the Company realized a gain on sale of $341,403 from the sale of this segment. Additionally, the Company no longer required the initial estimated loss from discontinued operations of $616,000 and recorded a gain of $213,465 for excess reserves.

6. Accrued Expenses and Other Current Liabilities

   Accrued expenses consist of the following at January 31, 2000 and 1999:

                                                    2000            1999
                                                    ----            ----
        Payroll and vacation                      $448,695         $271,391
        Royalty                                    319,128          126,350
        Legal and accounting                       103,661          244,661
        Other                                      116,914           76,530
                                                  --------         --------
                                                  $988,398         $718,932
                                                  ========         ========

   Other current liabilities consist of the following at January 31, 2000 and 1999:

                                                    2000            1999
                                                    ----            ----
        Due to telephone accounts               $  386,634         $401,957
        Jackpots and futures                       273,944          199,047
        Advance deposits                           221,559           99,306
        Other                                      272,858            7,302
                                                ----------         --------
                                                $1,154,995         $707,612
                                                ==========         ========

7. Shareholder Notes Payable

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

8. Long-term Debt

   Long term debt consist of the following at January 31, 2000 and 1999:

                                                   2000                1999
                                                   ----                ----
        Mortgage payable, monthly payments
        of principal and interest of $17,565,
        interest is at 8%, secured by land
        and building, maturing September
        2015                                  $ 1,878,409         $ 1,937,150


        Less: current portion                     (61,892)            (57,913)
                                              -----------         -----------
                                              $ 1,816,517         $ 1,879,237
                                              ===========         ===========

   As of January 31, 2000, annual maturities of total long-term debt are as follows:

            Year Ending
            January 31,
            -----------
            2001                                        61,892
            2002                                        62,706
            2003                                        67,911
            2004                                        73,548
            2005                                        79,652
            Thereafter                               1,532,700
                                                   -----------
                                                   $ 1,878,409
                                                   ===========

   Interest expense recognized on the above mortgage was $152,196 and $157,298 for the fiscal years ended January 31, 2000 and 1999, respectively.

9. Income Taxes

   The Company did not provide for current or deferred income taxes for the Fiscal Years ended January 31, 2000 and 1999.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

                                                     January 31,     January 31,
                                                        2000           1999
                                                        ----           ----
      Deferred Tax Assets
          Current:
               Net operating loss carryforward     $1,909,813      $  826,783
               Write down of investment             1,143,862       2,016,525
               Restructuring charges                  156,755         468,778
               Bad debt reserve                        39,152          73,990
               Amortization                             8,211          20,091
               Vacation                                68,555          33,932
               Inventory                               54,866              --
               Other                                   20,945          16,950
                                                    ---------      ----------
                        Total Current               3,402,159       3,457,049

      Deferred Tax Liabilities - Long-term:
          Depreciation                                     --         (24,217)
                                                    ---------      ----------
                                                   $3,402,159      $3,432,832
      Valuation allowance                          (3,402,159)     (3,432,832)
                                                   ----------      ----------
                                                   $       --      $       --
                                                   ==========      ==========

   On January 31, 2000 and 1999, the Company recorded a valuation allowance of $3,402,159 and $3,432,832 respectively. The provisions for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                           January 31,       January 31,
                                              2000              1999
                                              ----              ----
         Federal Statutory rate                34%               34%
         Valuation allowance                   34%               34%
                                              ---               ---
         Effective tax rate                    --%               --%
                                              ===               ===

   At January 31, 2000 the Company had tax net operating loss carryforwards of $5,617,095, of which $2,044,735 will expire in 2013 and $1,057,179 will expire in 2019, and $2,515,181 will expire in 2020.

   Included in the Company's net loss is a loss of $850,616 related to Mega$ports (ACT).

10. Commitments and Contingencies

   Leases

   The Company leases a 5,969 square feet of the building where its principal offices are located to a non-affiliated company. The lease has a five-year term and expires on February 28, 2002. Rental revenue recognized under this lease was $101,890 and $116,972 for the fiscal years ended January 31, 2000 and 1999, respectively.

   At January 31, 2000 future minimum rental income payments under the non-cancelable leases are as follows:

                       January 31,
                       -----------
                         2001                           $101,890
                         2002                            101,890
                         2003                              8,490
                         2004                                 --
                         2005                                 --
                         Thereafter                           --
                                                        --------
                                                        $212,270
                                                        ========

   As of January 31, 2000, Leroy's had sports book operating leases at various non-Company owned locations. Total rental expense for these leases was approximately $629,000 and $426,000 for the years ended January 31, 2000 and 1999, respectively. These lease terms generally vary from one to six years depending on the location, with one on a month-to-month basis. After the initial lease term, the leases renew automatically at the discretion of both parties. At certain of the Leroy's race and sports book locations the Company is not required to pay rent. Under leases for some of the Leroy's operating locations rent is based on a percentage of income above specified thresholds. Rent expense for this location, which is included in the total rent expense above, was $246,000 and $241,000 for the years ended January 31, 2000 and 1999, respectively.

   At January 31, 2000, future minimum rental payments under non-cancelable leases are as follows:

                       January 31,
                       -----------
                         2001                           $225,488
                         2002                            208,492
                         2003                            185,196
                         2004                            170,196
                         2005                              3,600
                         Thereafter                           --
                                                        --------
                                                        $792,972
                                                        ========

   The above disclosure of future minimum lease payments under non-cancelable leases exclude payments associated with the discontinued operations. (See
   Note 5).

Litigation

Racusin
         On August 23, 1995, Leroy's filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the Court declare that two written agreements between Leroy's and Michael Racusin, d.b.a. M. Racusin & Company ("Racusin"), are vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services. The specific language of the alleged unenforceable agreements provided that Leroy's would pay to Racusin
(1) a commission equal to 5% of the purchase price of Leroy's in the event Racusin brings in a buyer for Leroy's and (2) compensation equal to 4.5% of the "final evaluation in the form of Leroy's common stock plus $150,000 in cash upon completion of common offering or IPO."

         Racusin's position is that Racusin is entitled to either 4.5% of the stock of Leroy's or 4.5% of the Company's common stock and $150,000 in cash as a result of the completion of the Company's initial public offering of its common stock in May 1996. The Company believes that the agreements are unenforceable contracts.

         On August 1, 1997, the U.S. District Court of Nevada orally issued a declaratory judgement with respect to the lawsuit. The District Court held that pursuant to the terms of the agreements, Racusin was entitled to receive from the Company a commission, as adjusted, of $648,375, plus prejudgment interest of $87,535 through September 5, 1997. On September 5, 1997, the Company tendered the entire judgement of $735,910, which included interest, to Racusin. As the payment to Racusin represented a cost of the Company's initial public offering, the entire amount paid to Racusin reduced its paid-in capital. On September 19, 1997, Racusin filed a Notice of Appeal with the Court of Appeals. On March 16, 1999, the Court of Appeals vacated the District Court's decision and ordered that a jury trial be conducted. A jury trial subsequently took place. In February 2000, a jury verdict was rendered. The jury found that (1) Leroy's breached its contract with Racusin, (2) as a result of that breach, Racusin is entitled to receive stock in Leroy's in the amount equal to 4.5% of $45,000,000 plus $150,000 in cash and (3) the Company is the alter ego of Leroy's. Any judgment will be reduced by the $735,910 previously paid to Racusin under the contract. The Company has reserved 337,500 shares of Common Stock to be issued to Racusin in satisfaction of the verdict and has reflected the estimated amount of the award in Stockholders' Equity at January 31, 2000.

Ground Lease

         On March 31, 1997, James A. Rissler and Patricia R. Rissler ("Landlord") filed a Complaint for Declaratory Relief in the District Court of Clark County, Nevada. The Landlord claimed that the amounts paid to Jackpot for its operation of the slot machines in the Hotel/Casino must be included in the calculation of the gross gaming revenues owed Landlord under the Lease.

         The Landlord requested approximately $12,500 of additional rent that is due from July 1996 through December 1997 and future additional rent as it may come due pursuant to the Landlord's calculation. The Landlord further claimed that additional rent of $7,624 was owed related to hotel room sales revenues from non-taxed entities. The Landlord also sought reimbursement of approximately $16,500 for the Landlord's attorney's fees related to its efforts to obtain approval from Nevada Gaming Authorities to share in a percentage of gaming revenues from the Casino. The Company disputed that it was required to reimburse the Landlord for such fees.

         On March 17, 1998 the District Court ruled in favor of Landlord on all three issues. The Company filed an appeal to this order with the Nevada Supreme Court.

         On June 30, 1999 pursuant to the sale of the Hotel, Food and Beverage segment, the Company entered into a settlement agreement with Landlord pursuant to which the Company dismissed its Appeal of the Civil Action. The Company also agreed to pay the Landlord $135,680, which included the rents claimed under the Lease which were in dispute and license fees, interest and attorney's fees incurred by the Landlord. The payment of the sums pursuant to the settlement agreement was not an admission of liability by the Company for the Lease Claims asserted against the Company in the Civil Action. The Landlord fully released and discharged the Company of any litigation or action or claim against it. In addition, the Landlord waived its rights of first refusal contained in the Lease and fully released the Company from any or all obligations as tenant under the Lease.

Autotote Systems, Inc.

         On March 3, 1998, the Company and CBS filed a Complaint in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin certain actions of Autotote and asking for monetary damages for the alleged breach by Autotote of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement, all of which were executed by the parties on October 25, 1996 (collectively the "Agreements"), and for the infringement by Autotote of CBS' copyright interest in, and the misappropriation and conversion of, CBS' race and sports book software.

         On April 15, 1998, Autotote filed a counterclaim against the Company and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded on the grounds that there was a failure of consideration, failure of meeting of the minds, mutual mistake, lack of an intent to perform and impossibility of performance. In addition, Autotote and ASI asked the Court to award damages for the Company and CBS' alleged breach of certain of the Agreements, and for fraud, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with prospective economic advantage, false light and libel. Autotote and ASI requested the Court to award compensatory damages in excess of $75,000 plus interest, and punitive damages. This litigation is now in the discovery phase. The parties have reached a tentative settlement agreement. Settlement documents have been drafted, but have not yet been executed. This litigation has been suspended pending the potential settlement of this matter.

Imagineering Systems, Inc.

         In September 1997, the Company and the individual shareholders of Imagineering Systems, Inc. ("ISI") entered into a purchase agreement pursuant to which the Company would acquire all of the shares of ISI. While the Company was conducting its due diligence investigation on the proposed transaction, the Company loaned ISI $76,583 to fund cash shortfalls of ISI. The Company did not complete the acquisition of ISI because it believed the shareholders of ISI had made material misrepresentations and omissions of facts. Subsequently, ISI failed to repay the loans made by the Company. On October 21, 1998, ISI filed a civil complaint against the Company in the Second Judicial District in Washoe County, Nevada, claiming, among other things, breach of contract, breach of prospective economic advantage, and breach of fiduciary duty. On November 9, 1998, the Company brought an action in Clark County Court against ISI to recover on the loans it made to ISI. The Second Judicial District granted the demand of the Company for venue to be transferred to Clark County, and the parties agreed that the Washoe matter would be dismissed and those causes asserted as a counterclaim to the Company's complaint. ISI served its Answer and Counterclaim and discovery has been completed. No trial date has been set.

Internet Operations Investigation

         On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against the Company referred to as State Gaming Control Board v. American Wagering, Inc., d.b.a. Mega$ports PTY, LTD., Case No. 99-27 ("Complaint"), related to the operation of Mega$ports PTY., LTD., ("Mega$ports (ACT)"). The Complaint contains thirteen (13) separate counts against the Company. The Complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The patron was an undercover agent of the Board. The Board further alleges that the acceptance of these wagers is a violation of both federal and Nevada state laws that prohibit Internet sports wagering. However, the Company believes a number of factual and legal defenses may be asserted against the claims contained in the Complaint including, the strong Company policy against accepting wagering from patrons physically located within Nevada or the United States, and the fact that had the patron not utilized a Canada Internet server, he would have more than likely been identified and his account would have been rejected. The Company has also asserted that it has not engaged in an unsuitable method of operation because it never knowingly accepted wagers from the United States or Nevada.

         The Company has not yet filed an Answer to the Complaint. The Board and the Company have agreed to a number of extensions in the Answer period in order to pursue settlement of this matter. The Company and the Board have been actively pursuing a settlement of the Complaint, and it is hoped that the parties will reach a settlement to the Complaint in the near future. If the parties can not reach a settlement in this matter, the Company is currently required to file an answer to the Complaint on or before May 8, 2000. However, the parties may agree to additional extensions of time to the answer period should settlement discussions continue. Should the parties be unable to settle the Complaint, a hearing will be held before the Nevada Gaming Commission ("Commission") to determine both the factual and legal issues presented. Should such a hearing be held and the Company be unsuccessful in defending the Complaint, the Commission could take disciplinary action against the Company including, but not limited to, the imposition of an administrative fine. The Company in connection with the settlement discussion with the Board is considering various alternatives that would be acceptable to the Board.

Other

         The Company or any subsidiary is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers' compensation and general liability insurance which it considers adequate for the size of the Company and the nature of its business. Management does not believe the outcome of the above described proceedings will have a material adverse effect on the Company's financial position or results of operations.

11. Capital Stock and Stock Options

         The Company's Board of Directors approved a program to repurchase up to 250,000 shares of the Company's Common Stock from time to time in the open market. As of January 31, 2000, 61,100 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

         On December 9, 1998, the Company redeemed its shareholder notes of $1,892,424 in the aggregate for Series A Preferred Stock. The Series A Preferred Stock is fixed at 18,924 shares at $100 per share. The holders of the Series A Preferred Stock shall be entitled to receive, upon declaration of the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends shall be payable in equal quarterly payments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998. The Series A Preferred Stock shall be redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. The holders of Series A Preferred Stock shall not be entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law. During fiscal year ended January 31, 2000 3,500 shares were redeemed for $350,000.

         The Company has reserved 337,500 shares of Common Stock to be issued to Racusin in satisfaction of the outcome of the verdict in the Racusin litigation. (See Note 10).

         On January 31, 2000, the Company had in effect stock option plans under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 575,000 and 20,000 shares, respectively. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 years for the employees' plan and 10 years for the directors plan. Options granted under the plans generally become exercisable on a single date from three to five years from the date of grant.

   Summarized information for the stock option plans is as follows:

                                                             Employee                                   Director
                                           ----------------------------------------     ------------------------------------------
                                                  2000                 1999                   2000                   1999
                                                --------             --------               --------               ---------
                                                       Wtd Avg               Wtd Avg                  Wtd Avg               Wtd Avg
                                                      Exercise              Exercise                 Exercise              Exercise
                                            Number     Price       Number     Price     Number        Price       Number    Price
                                           ------       -----      ------     -----     ------        -----       ------    -----
Outstanding at the beginning of the year   248,867    $ 7.02      218,967    $ 7.95     4,100        $  6.97       1,400   $ 8.72
                    Granted                  1,000      5.00       66,400      5.06       700           8.88       2,700     6.06
                    Exercised                   --        --           --        --        --             --          --       --
                    Forfeited              (40,900)     8.40      (36,500)     9.04        --             --          --       --
                    Expired                     --        --           --        --        --             --          --       --

Outstanding at the end of the year         208,967      6.74      248,867    $ 7.02     4,800           7.25       4,100   $ 6.97
                                           =======    ======      =======    ======    ======         ======       =====   ======

Exercisable at the end of the year         139,167     $7.22      116,445    $ 7.35     4,100           6.97       1,400     8.72
                                           =======    ======      =======    ======    ======         ======       =====   ======
Weighted average fair value of options
granted on grant date                                  $4.82                 $ 3.85                    $8.85               $ 2.39
                                                      ======                 ======                   ======               ======
Options available for grant at the end
of the year                                366,033                326,133              15,200                     15,900
                                           =======                =======              ======                     ======


         The following table summarizes information about stock options outstanding at January 31, 2000.

                                    Detail composition of options outstanding
                                                January 31, 2000

                                                          Average
                                                        Contractual
                          Options       Exercise       Life Remaining      Options
                        Outstanding      Price            (YRS)          Exercisable
                        -----------     --------       --------------    -----------
                           1,000        $ 5.00             4.80                --
                          57,400        $ 5.13             3.49                --
                             700        $ 8.88            10.00                --
                           2,000        $ 5.89             8.42             2,000
                             700        $ 6.56             9.00               700
                             700        $ 6.69             8.00               700
                         102,500        $ 6.88             1.55           102,500
                          30,000        $ 8.13             1.45            30,000
                           6,667        $ 8.25             1.31             6,667
                          11,400        $ 9.25             2.09                --
                             700        $10.75             7.00               700
                         -------                                         --------
                         213,767                                          143,267
                         =======                                         ========


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

         Under SFAS No. 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option-pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

         The Company has elected to continue to account for employee stock options under APB 25. Accordingly, no material compensation cost has been recognized.

         The following table discloses the Company's pro forma net loss and net loss per share assuming compensation cost for employee stock options had been determined consistent with SFAS No. 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The model assumes no expected future dividend payments on the Company's common stock for the options granted during the fiscal year ended January 31, 2000 and 1999.

                                                        Year ended             Year ended
                                                      January 31, 2000       January 31, 1999
                                                     -----------------       ----------------
          Net loss
          As reported                                   $  (994,525)           $(1,599,185)
          Pro forma                                      (1,209,647)            (1,914,126)
          Net loss per share
          Basic
            As reported                                        (.13)                 (0.21)
            Pro forma                                          (.16)                 (0.25)

          Diluted
            As reported                                        (.13)                 (0.21)
            Pro forma                                          (.16)                 (0.25)
          Weighted-average assumptions
          Expected stock price volatility                    181.17%                139.99%
          Risk-free interest rate                              6.30%                  5.55%
          Expected option lives                             5 years                5 years

12. Business Segments

   The Company's primary operations are reported in the following four segments:
   Wagering, Casino, Systems, and Keno. The Hotel, Food and Beverage business segment has been presented as discontinued operations in the accompanying consolidated financial statements (See Note 5).

         The Wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As of January 31, 2000, in addition to its main location, the Company operated 46 race and sports books located within licensed gaming establishments owned by other companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the Wagering segment consists of Mega$ports U.S. and Mega$ports (ACT) operations. Mega$ports (ACT) is the Company's international wagering hub for Internet sports wagering. The financial records of Mega$ports (ACT) are maintained in Australia.

         The Casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The Systems segment, consisting of CBS, AWISSI and AWIHSI and STOP, designs, sells, installs and maintains equipment, software and computer systems to the sports betting and hotel industries. CBS is a 50% partner in the joint venture, Mega$ports, a Nevada Corporation. Mega$ports offers a pari-mutuel sports wagering system in the state of Nevada which ceased operations in March 2000, and is included in the Wagering Agreement described above.

         The Keno segment develops, sells, operates and services stand alone linked progressive keno games using state-of-the-art graphical interfaces. Keno is currently in its startup phase and has primarily incurred labor and marketing expenses.

         In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," the following summarizes the segment information for the Company:

                    Years
                    Ended
                  January 31,   Wagering       Casino       Systems        Keno         Corporate         Total
   Revenues          2000      $7,734,379     $676,827    $4,929,953    $    37,822        $    --    $13,378,981
                     1999       6,090,267     $643,711    $3,157,840    $        --        $    --      9,891,818

   Research and      2000           1,649           --       807,961         23,168             --        832,778
   Development       1999              --           --       574,524             --             --        574,524

   Operating         2000       1,211,187       92,611       318,750       (864,856)    (2,081,278)    (1,323,586)
   Income (Loss)*    1999       1,134,483      116,499       127,429       (217,055)    (1,754,466)      (593,110)

   Capital           2000         342,520       14,177       108,204        198,258         30,829        693,988
   Expenditures      1999         355,152           --       116,525        243,522         62,650        777,849

   Depreciation and  2000         311,730        8,330       428,978         32,940         33,429        815,407
   Amortization      1999         324,967       22,497       354,722            155         63,548        765,889

   Identifiable      2000       3,943,317      277,607     5,070,162        931,046        506,924     10,729,056
   Assets            1999       4,052,879      301,738     5,343,561        317,067        676,330     10,691,575

   * Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's gross operating revenues.

13. Related Party Transactions

   A shareholder and former board member of the Company, is also a board member of a company which owns a gaming establishment in which LHSP leases space for a sports book operation. Lease payments made to this establishment were approximately $246,000 and $211,000 for the years ended January 31, 2000 and 1999, respectively. The Company believes these payments represent the fair market value of the leased space.

Item 13. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The Exhibits are listed in the Index to Exhibits on pages 52 through 54.

                  (b)      Reports on Form 8-K

                           On December 22, 1999 the Company filed a Form 8-K with respect to Items 1, 3, 6, 7 and 12.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN WAGERING, INC.



                             By: /s/ Victor Salerno
                                 ---------------------------------------------
                                 Victor Salerno, President and Chief Executive Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                           Title                              Date
         ---------                           -----                              ----

         /s/ Victor Salerno                  President; Chief Executive         April 30, 2000
---------------------------------            Officer; Director
          Victor Salerno


         /s/ Robert D. Ciunci                Chief Financial Officer            April 30, 2000
---------------------------------            (Principal Financial and
          Robert D. Ciunci                   Accounting Officer);
                                             Director


        /s/ W. Larry Swecker                 Director                           April 30, 2000
---------------------------------
          W. Larry Swecker


      /s/ Michael S. Merillat                Director                           April 30, 2000
---------------------------------
        Michael S. Merillat


      /s/ Philip P. Hannifin                 Director                           April 30, 2000
---------------------------------
        Philip P. Hannifin

s