Form 10QSB
period 2000-04-30
AMERICAN WAGERING INC
filed 2000-06-14
CIK 1005214

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000
            TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________to _________
------------------------------------------------------------------------------

                          Commission File No. 000-20685

                             AMERICAN WAGERING, INC.
        (Exact name of small business issuer as specified in its charter)

                      Nevada                                88-0344658
         -------------------------------                -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                    675 Grier Drive, Las Vegas, Nevada         89119
                 -----------------------------------------------------
                 (Address of principal executive offices)   (Zip Code)

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

                               Yes___X___ No_____

The number of shares of Common Stock outstanding as of June 13, 2000 was
7,836,846

Part I Financial Information

Item I Financial Statements

                             AMERICAN WAGERING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                              April 30          January 31
                                                                                 2000              2000
                                                                                 -----             ----
                            ASSETS
                            ------
CURRENT ASSETS:
    Cash                                                                     $  2,042,454     $  3,415,793
    Accounts receivable, net of allowance for doubtful accounts
       of $ 96,613 and $188,624                                                   701,525          686,418
    Inventories, net of obsolescence reserve of $161,370 and $161,370             280,297          436,947
    Prepaid expenses and other current assets                                     341,899          309,951
                                                                             ------------     ------------
TOTAL CURRENT ASSETS                                                            3,366,175        4,849,109

PROPERTY AND EQUIPMENT, net                                                     4,109,148        4,098,355
INTANGIBLE ASSETS, net                                                          1,122,938        1,175,637
DEPOSITS AND OTHER ASSETS                                                         614,575          605,955
                                                                             ------------     ------------
TOTAL ASSETS                                                                 $  9,212,836     $ 10,729,056
                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                         $    47,505     $     61,892
    Accounts payable                                                            1,703,323        1,703,476
    Accrued expenses                                                              982,969          988,398
    Unpaid winning tickets                                                      1,084,973        1,888,424
    Other current liabilities                                                   1,136,389        1,154,995
                                                                              -----------     ------------
TOTAL CURRENT LIABILITIES                                                       4,955,159        5,797,185
LONG-TERM DEBT, less current portion                                            1,816,517        1,816,517
MINORITY INTEREST                                                                (101,672)        (105,801)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A Preferred stock - 10% cumulative; $100 par value;
      authorized:  25,000,000 shares; issued and
      outstanding: 15,162 and 15,424 shares                                     1,516,200        1,542,400
    Common Stock - $.01 par value; authorized: 25,000,000 shares;
       issued and outstanding: 7,836,846 and 7,824,513 shares                      78,979           78,857
    Shares to be issued in settlement of litigation - 337,500 shares            3,587,625        3,587,625
    Additional paid-in capital                                                 10,794,892       10,709,223
    Accumulated deficit                                                       (13,107,371)     (12,369,457)
    Less: treasury stock; at cost: 61,100 shares                                 (327,493)        (327,493)
                                                                            -------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                      2,542,832        3,221,155
                                                                            -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   9,212,836     $ 10,729,056
                                                                            =============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999


                                                                   2000                       1999
                                                                   ----                       ----
REVENUES                                                   $      3,056,911               $   3,010,123

OPERATING COSTS AND EXPENSES:
   Direct costs                                                   2,438,417                   1,765,585
   Research and development                                         305,298                     151,381
   Selling, general and administrative                              740,380                     579,881
   Depreciation and amortization                                    228,434                     188,145
                                                              --------------            ---------------
TOTAL OPERATING COSTS AND EXPENSES                                3,712,529                   2,684,992
                                                              --------------            ---------------

OPERATING INCOME (LOSS)                                            (655,618)                    325,131

OTHER INCOME (EXPENSE):
   Interest income                                                    6,414                       7,520
   Other income                                                       3,076                        --
   Minority interest                                                 (4,129)                      5,023
   Interest expense                                                 (49,541)                    (70,494)
                                                              -------------             ---------------
TOTAL OTHER EXPENSE                                                 (44,180)                    (57,951)
                                                              --------------            ---------------

NET INCOME (LOSS)                                                  (699,798)                    267,180
PREFERRED STOCK DIVIDEND REQUIREMENTS                               (38,116)                    (15,770)
                                                              -------------             ---------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS           $    (737,914)            $       251,410
                                                              =============             ===============
BASIC AND DILUTED INCOME (LOSS) PER SHARE

   Net Income (loss)                                          $       (0.09)            $          0.03
                                                              =============             ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                                                                          2000                      1999
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                   $(699,798)               $ 251,410
    Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                         228,434                  236,155
    Discontinued operations                                                                    --                 (145,223)
    Minority interest                                                                       4,129                   (5,023)
    Decrease (increase) in assets:
      Accounts receivable, net                                                            (15,107)                (168,122)
      Inventories                                                                         156,650                   42,638
      Prepaid expenses and other current assets                                           (31,948)                (122,175)
    Increase (decrease) in liabilities:
      Accounts payable                                                                       (153)                  59,072
      Accrued expenses                                                                     (5,429)                (314,369)
      Unpaid winning tickets                                                             (803,451)              (2,022,388)
      Other current liabilities                                                           (18,606)                 344,911
                                                                                       ----------               ----------
   Total adjustments                                                                     (485,481)              (2,094,524)
                                                                                       ----------               ----------
   Net cash used in operating activities                                               (1,185,279)              (1,843,114)
                                                                                       ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (186,528)                 (22,865)
    Deposits and other assets                                                              (8,620)                 (33,580)
    Proceeds from sale of assets                                                               --                   40,000
    Decrease in short-term investments                                                         --                  110,570
                                                                                       ----------               ----------
    Net cash provided by (used in) investing activities                                  (195,148)                  94,125
                                                                                       ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock option exercise                                                                  85,791                       --
    Repayment of long-term debt                                                           (14,387)                 (38,513)
    Redemption of preferred stock                                                         (26,200)                      --
    Preferred stock dividends                                                             (38,116)                      --
                                                                                       ----------               ----------
   Net cash provided by (used in) financing activities                                      7,088                  (38,513)
                                                                                       ----------               ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,373,339)              (1,787,502)
CASH, beginning of period                                                               3,415,793                3,076,563
                                                                                       ----------               ----------
CASH, end of period                                                                    $2,042,454               $1,289,061
                                                                                       ==========               ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                             $   49,541               $  142,112
                                                                                       ==========               ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
    None




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000


1.       Summary of Business and Significant Accounting Policies

         Summary of Business

         In August 1995, American Wagering, Inc., a Nevada Corporation, (the "Company") was formed as the holding Company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Immediately prior to the closing of the initial public offering by the Company, the stockholders of Leroy's and LHC exchanged their shares in those companies for shares of the Company. These transactions are referred to as the "Reorganization".

         Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at its Las Vegas headquarters, Leroy's operates a statewide network of race and sports wagering facilities in 48 casinos. Leroy's leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. Leroy's operates its main race and sports book and a 5,600 square foot casino with approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines at the Howard Johnson Hotel on 3111 West Tropicana Avenue in Las Vegas, Nevada.

         The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports (ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel interactive wagers on the Internet from patrons around the world except patrons located in the United States. In November 1998, Mega$ports (ACT) was issued a 15 year sports betting license from the Bookmakers Licensing Committee in the Australian Capital Territory ("ACT"). Mega$ports (ACT) began accepting wagers from non-Internet patrons within Australia in January 1999. Mega$ports (ACT) received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999.

         The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and eventually will offer a progressive jackpot starting at $1 million.

         The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting - North America industry. In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offered opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests On February 1, 1999, the Mega$ports joint venture agreement was terminated. In March 2000, the Company ceased ongoing operations of Mega$ports, Inc. and has notified the Nevada Gaming Control Board of its intent to let expire in July 2000, the Mega$ports, Inc. gaming license.

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

         Period Results Not Indicative of the Full Year

         The results of operations for the Three Months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying unaudited consolidated financial statements do not include all information and disclosures required under generally accepted accounting principles. However, in the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows, of American Wagering, Inc., a Nevada corporation, (the "Company") for the periods presented. The financial statements as of and for the years ended January 31, 2000 and 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these interim financial statements.

         Earnings per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 -"Earnings Per Share" ("SFAS No. 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options.

         In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the Three Months ending April 30, 2000 under the Company's Employee Stock Option Plan and its Directors Stock Option Plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the losses incurred by the Company for the three months then ended.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                                    Three months ended April 30,
                                                                                 -----------------------------------
                                                                                   2000                      1999
                                                                                 --------                  ---------
            Weighted-average common shares outstanding (used in the
            computation of basic earnings per share)                             7,832,891                 7,824,513

         There were no dilutive securities for the period ended April 30, 1999.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All signi-ficant inter-Company balances and transactions have been eliminated. The financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Investments in 50% or less owned joint ventures are accounted for under the equity method.

         Reclassifications

          Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's net income.


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

         The ownership and operation of casino gaming facilities, including race and sports books, in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, (hereinafter collectively referred to as the "Nevada Act") and various local regulations. If it were determined that the Nevada Act was violated by the Company or its subsidiaries the gaming licenses or registration held by the Company and it subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. Limitation, conditioning or suspension or revocation of any gaming license may have a material effect on the Company's gaming operations.

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

         On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc. relating to the operation of Mega$ports (ACT). The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The patron was an undercover agent of the Board. The Board further alleges that the acceptance of these wagers is a violation of both federal and Nevada State laws that prohibit Internet sports wagering. However, the Company believes a number of factual and legal defenses may be asserted against the claims contained in the complaint. The Company and the Board have been actively pursuing a settlement of the complaint, and it is hoped that the parties will reach a settlement to the complaint in the near future. Should the parties be unable to settle the complaint, a hearing would be held and the Commission could take disciplinary action against the Company in the event that the Company is unsuccessful in defending itself against the claim. The Company, in connection with the settlement discussions with the Board, is considering various alternatives that would be acceptable to the Board.

         In December, 1999 The Australian government released its Productivity Commissions report on Australia's Gambling Industries. The report made certain recommendations including regulation of online casinos. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS" a review of online gambling in Australia. The Committee made a series of proposals to reduce online gambling. One such proposal was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies are implemented. The federal government is pursuing a total ban on Internet gambling. However, the states and territories in Australia are opposed to any limitations on issuing new online gaming licenses.

         At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming. If the federal government is successful in banning online gaming, such ban may have a material adverse effect on the operations of Mega$ports (ACT).

2.       Business Segments

         The Company's primary operations are reported in the following four segments: wagering, casino, systems, and keno.

         The wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the state of Nevada. As of April 30, 2000, in addition to its main location, the Company operated 48 race and sports books located within licensed gaming establishments owned by other Companies throughout the state of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the wagering segment consists of Mega$ports U.S. and Mega$ports (ACT) operations. Mega$ports (ACT) is the Company's international wagering hub for Internet sports wagering. The financial records of Mega$ports
         (ACT) are maintained in Australia. Mega$ports US which offered a parimutual sports wagering system in the State of Nevada ceased operations in March 2000.

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

         In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", the following summarizes the segment information for the Company:

                 Three Months
                    Ended
                   April 30       Wagering        Casino        Systems            Keno      Corporate         Total
                  ----------     ----------      --------      ----------       ---------    ---------      ----------
Revenues            2000         $1,401,149      $169,422      $1,409,883       $  76,457      $  --        $3,056,911
                    1999          1,797,261       199,080       1,013,782              --         --         3,010,123

Research and        2000                --             --         305,298              --         --           305,298
Development         1999                --             --         151,381              --         --           151,381

Operating           2000          (122,341)        48,831         298,258        (314,776)    (565,590)       (655,618)
Income (Loss)*      1999           483,866         76,986         197,045         (66,924)    (365,842)        325,131

Capital             2000            28,317             --          12,734         146,063         (586)        186,528
Expenditures        1999            18,439             --           1,323              --        3,103          22,865

Depreciation        2000            70,261          2,083          87,338          61,290        7,462         228,434
and Amortization    1999            68,258          4,076          97,714               0       18,097         188,145

Identifiable        2000         2,213,055        290,578       4,968,837       1,039,624      700,742       9,212,836
Assets            January        3,943,317        277,607       5,070,162         931,046      506,924      10,729,056
                  31, 2000


* Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's net operating income.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months ended April 30, 2000 compared to the Three Months ended April 30, 1999.


         Revenues for the Three Months ended April 30, 2000, were $3,056,911, an increase of $46,788 or 1.6% from revenues of $3,010,123 for the Three Months ended April 30, 1999. The increase was principally attributed to the additional Systems revenues of $396,101 and Keno revenue of $76,457 which were offset by a decrease in wagering revenues of $396,112 and casino revenues of $29,658. Operating loss of $655,618 for the Three Months ended April 30, 2000 decreased by $980,749 or 301.6% compared to operating income of $325,131 for the Three Months ended April 30, 1999. This decrease was due to the additional cost of operating Keno and increased expenses of the wagering operations. Offsetting the operating loss was Systems operating income due to increased equipment sales.

Wagering operations

         Revenues from wagering operations were $1,401,149 for the Three Months ended April 30, 2000, a decrease of $396,112 or 22.0% from revenues of $1,797,261 for the Three Months ended April 30, 1999. The decrease was due to a 31.6% decrease in net win percentage (revenues divided by handle) between quarters. The net win percentage was 5.2% for the Three Months ended April 30, 2000 compared to 7.6% for the Three Months ended April 30, 1999. Handle of $25,908,151 for the Three Months ended April 30, 1999 increased by $3,114,812 from handle of $22,793,339 for the Three Months ended April 30, 1999. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Operating costs of $1,523,490 for the Three Months ended April 30, 2000 increased by $210,096 from operating costs of $1,313,394 for the Three Months ended April 30, 1999 primarily due to the addition of Megasports (ACT) being fully operational for the Three Months ended April 30, 2000.

Casino Operations

         Revenues from Casino operations were $169,422 for the Three Months ended April 30, 2000, a decrease of $29,658 or 14.9% from revenues of $199,080 for the Three Months ended April 30, 1999. The decrease was principally attributed to decreased slot play of local customers. Operating costs remained approximately the same between fiscal quarters.

System Operations

         Revenues from Systems operations were $1,409,883 for the Three Months ended April 30, 2000, an increase of $396,101 or 39.1% from revenues of $1,013,782 for the Three Months ended April 30, 1999. Increased revenues of $423,155 from CBS operations were attributed to increased equipment and ticket paper sales. Sport Systems and Hotel Systems, which began operations in July 1998 and are partly owned, generated revenues of $55,613 primarily from recurring maintenance billings for the Three Months ended April 30, 2000. Operating costs of $1,092,124 for the Three Months ended April 30, 2000 increased by $275,386 or 33.7% from operating costs of $816,738 for the Three Months ended April 30, 1999 mainly due to costs associated with new product development and and costs associated with increased equipment sales.

Keno Operations

         Keno began operations in August 1999. During the Three Months ended April 30, 2000 Keno generated revenue from commissions of $76,457 and incurred costs of $410,732 which including location operating costs, labor, marketing and professional services.

Direct Costs

         Direct costs of $2,438,417 for the Three Months ended April 30, 2000 increased by $672,832 or 38.1% from direct costs of $1,765,585 for the Three Months ended April 30, 1999 principally due to increased costs in the wagering operations for the addition of Megasports (ACT) Keno segment which were fully operational for the Three Months ended April 30, 2000.

Research and Development Costs

         Research and development costs of $305,298 for the Three Months ended April 30, 2000 increased by $153,917 or 101.7% from research and development costs of $151,381 for the Three Months ended April 30, 1999 due principally to increased labor costs associated with new product development.

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

Selling, General and Administrative Costs

         Selling, general and administrative costs of $740,380 for the Three Months ended April 30, 2000 increased $160,499 or 27.7% from $579,881 for the Three Months ended April 30, 1999 primarily due to the addition of Keno, Mega$ports (ACT) and STOP which were fully operational for the Three Months ended April 30, 2000.

Net Loss

         Net loss for the Three Months ended April 30, 2000 of $699,798 decreased $966,978 or 361.9% from the Three Months ended April 30, 1999. The unfavorable variance was due to the additional costs associated with operating Keno and Mega$ports (ACT) which were fully operational for the Three Months ended April 30, 2000.

Liquidity and Capital Resources

         Working capital decreased $640,908 from $36,167 for the Three months ended April 30, 2000. Cash used in operating activities was $1,185,279 for the Three Months ended April 30, 2000 compared to cash used in operating activities of $1,843,114 for the Three Months ended April 30, 1999. Net cash used in investing activities was $195,148 for the Three Months ended April 30, 2000 compared to cash provided by investing activities of $94,125 for the Three Months ended April 30, 1999. Net cash provided by financing activities amounted to $7,088 for the Three Months ended April 30, 2000 compared to net cash used in financing activities of $38,513 for the Three Months ended April 30, 1999.

         While management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows, these requirements may necessitate curtailment of certain capital expenditures and reduction in staffing levels. The uncertainty created by proposed legislation which could ban wagering on amateur athletic events requires the Company to research the sources of its future revenue growth. As described in the Company's annual report on Form 10-KSB for the year ended January 31, 2000, the Company is in the process of reviewing various programs in fiscal year 2001 aimed at building cash liquidity which can be used to fund working capital requirements.

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

Forward-Looking Statements

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2001 compliance and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

PART II        OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - See the description of these legal proceedings set forth in the Registrant's Form 10-KSB for the year ended January 31, 2000.

Item 2.        CHANGES IN SECURITIES - NON APPLICABLE

Item 3.        DEFAULTS UPON SENIOR SECURITIES - NON APPLICABLE

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
               NON APPLICABLE

Item 5.        OTHER INFORMATION - NON APPLICABLE

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibits - Financial Data Schedule

Number                       Description                       Method of Filing
------                       -----------                       ----------------

  27                   Financial Data Schedule                  Filed Herewith

(b) The following report on Form 8-K was filed during the quarter ended April 30, 2000:
               NONE



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    AMERICAN WAGERING, INC.


                                                            (Registrant)

Date:  June 14, 2000                                By: /s/ Robert D. Ciunci
                                                    ----------------------------
                                                    Robert D. Ciunci
                                                    Executive Vice President and
                                                    Chief Financial Officer