Form 10QSB
period 2000-07-31
AMERICAN WAGERING INC
filed 2000-09-14
CIK 1005214

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   (x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

                        Commission file number: 000-20685
                        ---------------------------------

                             American Wagering, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Nevada                                88-0344658
         -------------------------------                -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                    675 Grier Drive, Las Vegas, Nevada 89119
                    ----------------------------------------
                     (Address of principal executive office)

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

                               Yes___X___ No_____

The number of shares of Common Stock outstanding as of September 10, 2000 was 7,836,846.

Part I Financial Information

Item I Financial Statements

                             AMERICAN WAGERING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                July 31,        January 31
                                                                                  2000             2000
                                                                                --------        ----------
                            ASSETS
                            ------
CURRENT ASSETS:
    Cash                                                                     $  1,593,745     $  3,415,793
    Accounts receivable, net of allowance for doubtful accounts
       of $41,501 and $188,624                                                    217,844          686,418
    Inventories, net of obsolescence reserve of $295,448 and $161,370             167,385          436,947
    Prepaid expenses and other current assets                                     436,563          309,951
                                                                             ------------     ------------
TOTAL CURRENT ASSETS                                                            2,415,537        4,849,109

PROPERTY AND EQUIPMENT, net                                                     3,887,231        4,098,355
INTANGIBLE ASSETS, net                                                            969,480        1,175,637
DEPOSITS AND OTHER ASSETS                                                         615,430          605,955
                                                                             ------------     ------------
TOTAL ASSETS                                                                 $  7,887,678     $ 10,729,056
                                                                             ============     ============

                          LIABILITIES AND STOCKHOLDERS EQUITY
                          -----------------------------------


CURRENT LIABILITIES:
    Current portion of long-term debt                                         $    31,985     $     61,892
    Accounts payable                                                            1,468,292        1,703,476
    Interest payable                                                              427,002               --
    Accrued expenses                                                              757,275          988,398
    Unpaid winning tickets                                                        319,104        1,888,424
    Other current liabilities                                                   1,145,685        1,154,995
    Net liabilities of business held for sale                                     354,409               --
                                                                              -----------     ------------
TOTAL CURRENT LIABILITIES                                                       4,503,752        5,797,185
LONG-TERM DEBT, less current portion                                            1,816,517        1,816,517
MINORITY INTEREST                                                                      --         (105,801)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A Preferred stock - 10% cumulative; $100 par value;
      authorized:  25,000,000 shares; issued and
      outstanding: 15,162 and 15,424 shares                                     1,516,200        1,542,400
    Common Stock - $.01 par value; authorized: 25,000,000 shares;
       issued and outstanding: 7,836,846 and 7,824,513 shares                      78,980           78,857
    Shares to be issued in settlement of litigation - 239,819 shares            2,549,276        3,587,625
    Additional paid-in capital                                                 11,833,240       10,709,223
    Accumulated deficit                                                       (14,082,794)     (12,369,457)
    Less: treasury stock; at cost: 61,100 shares                                 (327,493)        (327,493)
                                                                            -------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                      1,567,409        3,221,155
                                                                            -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   7,887,678     $ 10,729,056
                                                                            =============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999


                                                                   2000                       1999
                                                                   ----                       ----
REVENUES                                                      $   1,904,451               $   2,256,484

OPERATING COSTS AND EXPENSES:
   Direct costs                                                   2,068,185                   2,037,817
   Research and development                                         249,172                     191,862
   Selling, general and administrative                              696,616                     768,941
   Depreciation and amortization                                    206,395                     207,306
                                                              --------------              -------------
TOTAL OPERATING COSTS AND EXPENSES                                3,220,368                   3,205,926
                                                              --------------              -------------
OPERATING LOSS                                                   (1,315,917)                   (949,442)

OTHER INCOME (EXPENSE):
   Interest income                                                    8,561                       3,023
   Other income (expense)                                           (62,566)                      1,319
   Minority interest                                                 (1,495)                     (1,354)
   Interest expense                                                (465,256)                    (39,974)
                                                              -------------               -------------
TOTAL OTHER INCOME (EXPENSE)                                       (520,756)                    (36,986)
                                                              -------------               -------------

LOSS BEFORE UNUSUAL OR INFREQUENT ITEMS                          (1,836,673)                   (986,428)

UNUSUAL OR INFREQUENT ITEMS:
    LITIGATION SETTLEMENT                                           899,997                          --
                                                              -------------               -------------
LOSS FROM CONTINUING OPERATIONS                                    (936,676)                   (986,428)
                                                              -------------               -------------

DISCONTINUED OPERATIONS:

   GAIN ON SALE OF HOTEL, FOOD AND BEVERAGE OPERATIONS                   --                     341,403

   EXCESS OPERATING LOSS RESERVE                                         --                     213,465
                                                              -------------               -------------
INCOME FROM DISCONTINUED OPERATIONS                                      --                     554,868
                                                              -------------               -------------

NET LOSS                                                           (936,676)                   (431,560)

PREFERRED STOCK DIVIDEND REQUIREMENTS                               (38,747)                    (47,570)
                                                              -------------               -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $    (975,423)              $    (479,130)
                                                              =============               =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Loss from continuing operations                           $       (0.12)              $       (0.13)

    Income from discontinued operations                                 --                $        0.07

    Net loss                                                  $       (0.12)              $       (0.06)


        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999


                                                                   2000                       1999
                                                                   ----                       ----
REVENUES                                                      $   4,917,322               $   5,266,607

OPERATING COSTS AND EXPENSES:
   Direct costs                                                   4,462,562                   3,803,402
   Research and development                                         554,470                     343,242
   Selling, general and administrative                            1,436,995                   1,395,606
   Depreciation and amortization                                    434,829                     395,451
                                                              -------------               -------------
TOTAL OPERATING COSTS AND EXPENSES                                6,888,856                   5,937,701
                                                              -------------               -------------
OPERATING LOSS                                                   (1,971,534)                   (671,094)

OTHER INCOME (EXPENSE):
   Interest income                                                   14,975                      10,543
   Other income (expense)                                           (59,491)                      1,319
   Minority interest                                                 (5,624)                      3,669
   Interest expense                                                (514,797)                    (79,453)
                                                              -------------               -------------
TOTAL OTHER INCOME (EXPENSE)                                       (564,937)                    (63,922)
                                                              -------------               -------------

LOSS BEFORE UNUSUAL OR INFREQUENT ITEMS                          (2,536,471)                   (735,016)

UNUSUAL OR INFREQUENT ITEMS:
    LITIGATION SETTLEMENT                                           899,997                          --
                                                              -------------               -------------
LOSS FROM CONTINUING OPERATIONS                                  (1,636,474)                   (735,016)
                                                              -------------               -------------

DISCONTINUED OPERATIONS:

   GAIN ON SALE OF HOTEL, FOOD AND BEVERAGE OPERATIONS                   --                     341,403

   EXCESS OPERATING LOSS RESERVE                                         --                     213,465
                                                              -------------               -------------
INCOME FROM DISCONTINUED OPERATIONS                                      --                     554,868
                                                              --------------              -------------

NET LOSS                                                         (1,636,474)                   (180,148)

PREFERRED STOCK DIVIDEND REQUIREMENTS                               (76,863)                    (94,354)
                                                              -------------               -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $  (1,713,337)              $    (274,502)
                                                              =============               =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Loss from continuing operations                           $       (0.21)              $       (0.10)

    Income from discontinued operations                                 --                $        0.07

    Net loss                                                  $       (0.22)              $       (0.03)


        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                                                                          2000                      1999
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                          $(1,636,474)               $(274,502)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         434,829                  474,633
    Gain on sale of discontinued operations                                                    --                 (341,403)
    Discontinued operations                                                                    --                 (342,482)
    Minority interest                                                                       5,624                   (3,669)
    Loss on contract termination                                                           67,897                       --
    Decrease (increase) in assets:
      Accounts receivable, net                                                            468,574                 (564,828)
      Inventories                                                                         269,562                  194,396
      Prepaid expenses and other current assets                                          (126,612)                 (80,329)
    Increase (decrease) in liabilities:
      Accounts payable                                                                   (235,184)                 336,287
      Interest payable                                                                    427,002                       --
      Accrued expenses                                                                   (231,123)                 313,399
      Unpaid winning tickets                                                           (1,569,320)              (2,171,343)
      Other current liabilities                                                            85,147                   53,613
      Net liabilities of business held for sale                                           354,409                       --
                                                                                       ----------               ----------
   Total adjustments                                                                      (49,195)              (2,131,726)
                                                                                       ----------               ----------
   Net cash used in operating activities                                               (1,685,669)              (2,406,228)
                                                                                       ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of assets                                                           --                3,809,392
    Capital expenditures                                                                 (212,465)                (143,083)
    Deposits and other assets                                                             123,265                    2,374
    Decrease in short-term investments                                                         --                  207,243
                                                                                       ----------               ----------
    Net cash (used in) provided by investing activities                                   (89,200)               3,875,926
                                                                                       ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock option exercise                                                                  85,791                       --
    Repayment of long-term debt                                                           (29,907)              (2,412,408)
    Redemption of preferred stock                                                         (26,200)                (150,000)
    Preferred stock dividends                                                             (76,863)                (107,736)
                                                                                       ----------               ----------
   Net cash used in financing activities                                                  (47,179)              (2,670,144)
                                                                                       ----------               ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,822,048)              (1,200,446)
CASH, beginning of period                                                               3,415,793                3,076,563
                                                                                       ----------               ----------
CASH, end of period                                                                     1,593,745                1,876,117
                                                                                       ==========               ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                             $   87,795               $  200,825
                                                                                       ==========               ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                   (Continued)


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Six months ended July 31, 2000 Transactions--

On July 28, 2000 the Company exchanged the assets of AWIHSI for the minority interest of AWIHSI and AWISSI of $100,177.

Six months ended July 31, 1999 Transactions--

On February 1, 1999 the Company terminated the Mega$ports U.S. joint venture agreement with IGT. The termination agreement allows the Company to receive IGT's 50% interest in the joint venture and the Mega$ports(R) trademark. The Company has agreed under the terms of the agreement to indemnify IGT for all presently due and future obligations of Mega$ports U.S. The assets acquired and the assumption of debt were as follows:


                      Cash                     $   4,262
                      Other current assets       168,463
                      Property and equipment      70,290
                      Current liabilities       (243,015)
                                               ---------
                                               $      --
                                               =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2000


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

         On August 3, 2000 the Company was notified that it was not in compliance with all requirements for continued listing on the NASDAQ National Market Systems. Effective August 4, 2000 the Company's securities began trading on the OTC Bulletin Board (OTCBB).

         Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at its Las Vegas headquarters, Leroy's operates a statewide network of race and sports wagering facilities in 46 casinos. Leroy's leases the square footage necessary to conduct its operations at the non-Company owned gaming establishments. Leroy's operates its main race and sports book and a 5,600 square foot casino with approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines at the Howard Johnson Hotel on 3111 West Tropicana Boulevard in Las Vegas, Nevada.

         The Company also owns and operates Mega$ports (ACT) Pty Ltd. ("Mega$ports (ACT)") located in Canberra, Australia. Mega$ports (ACT) is the Company's international wagering hub licensed to accept fixed odds and pari-mutuel interactive wagers on the Internet from patrons around the world except patrons located in the United States. In November 1998, Mega$ports (ACT) was issued a fifteen-year sports betting license from the Bookmakers Licensing Committee in the Australian Capital Territory ("ACT"). Mega$ports (ACT) began accepting wagers from non-Internet patrons within Australia in January 1999. Mega$ports (ACT) received regulatory approval for its Internet operations from the ACT and began accepting wagers on the Internet in March 1999. The Company's Internet operations were the subject of a Nevada Gaming Commission inquiry. On July 27, 2000 the Company reached a settlement with the Nevada Gaming Commission regarding the disciplinary complaint filed against the Company. The Company agreed to pay a fine of $10,000 and has agreed to divest itself of any and all interests and rights pertaining to the Australian operation. The divestiture may be accomplished by the sale, spin-off or terminating the operations of the subsidiary. The divestiture has to be accomplished by January 27, 2001. The Company has the right to request not more than three 60-day extensions to complete the divestiture. See "Legal Proceedings".

         The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems currently at four locations.

         The Company also owns and operates Computerized Bookmaking Systems, Inc. ("CBS"). CBS designs, installs and maintains sports and race book equipment, software and computer systems for the sports betting - North America industry. In 1994, CBS signed a joint venture agreement with IGT for the purpose of developing and marketing a pari-mutuel sports system, known as MEGA$PORTS(R). MEGA$PORTS(R) offered opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. On February 1, 1999, the Mega$ports joint venture agreement was terminated. In March 2000, the Company ceased ongoing operations of Mega$ports, U.S. The Mega$ports, U.S. gaming license expired in July 2000.

         On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"). Two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") were formed to hold the assets acquired from ACS. On June 8, 2000 in conjunction with the termination of a consulting agreement, the Company sold the assets of AWIHSI and acquired the remaining 49% and 20%, respectively of the shares of AWISSI and AWIHSI that it did not already own.

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

         Period Results Not Indicative of the Full Year

         The results of operations for the Three and Six Months ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

         In accordance with SFAS No. 128, if potential shares outstanding would have an anti-dilutive effect on the diluted earnings per share calculation, then the shares are not included in the diluted earnings per share calculation. Options outstanding during the Three and Six Months ending July 31, 2000 under the Company's Employee Stock Option Plan and its Directors Stock Option Plan were not included in the computation of diluted earnings per share because they were anti-dilutive with regard to the losses incurred by the Company for the three and six months then ended.

         There were no dilutive securities for the period ended July 31, 1999.

         The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                                     Three months              Six months
                                                                                     ended July 31,           ended July 31,
                                                                                 ---------------------    ---------------------
                                                                                   2000        1999         2000        1999
                                                                                 --------    ---------    --------    ---------
            Weighted-average common shares outstanding (used in the
            computation of basic earnings per share)                             7,836,846   7,824,513    7,834,940   7,824,513

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

         Revenues of the Company wagering segment is seasonal with approximately 59% of its revenues derived between September and January. The Company is currently entering its most active wagering season. The Company takes financial risks on the outcome of various sporting events. There is no assurance that the outcome of the sporting events will be favorable and that the Company can derive sufficient cash flow during its most active wagering season or from its other segments to sustain operations during its lower activity period.

         The Company has expanded its sports wagering activities to Australia and is exploring other jurisdictions outside of the United States to expand its keno business line. The level of customer acceptance for the Company's keno products in these new jurisdictions is undetermined. Establishing these operations may require initial investments of several hundred thousand dollars.

         If the Company cannot generate sufficient cash flow from operations to meet its operating requirements and/or the required investments, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

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

         On March 22, 2000 legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000 the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. In order for the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 26% of its revenues. The passage of such legislation will have a material adverse affect upon the Company's wagering operations.

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

         On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc. relating to the operation of Mega$ports (ACT). The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The Board further alleges that the acceptance of these wagers is a violation of both federal and Nevada State laws that prohibit Internet sports wagering. On July 27, 2000 the Company reached a settlement with the Nevada Gaming Commission regarding the disciplinary complaint filed against the Company. The Company in the settlement neither admitted nor denied the allegations. The Company agreed to pay a fine of $10,000 and has agreed to divest itself of any and all interests and rights pertaining to the Australian operation. The divestiture may be accomplished by the sale, spin-off or terminating the operations of the subsidiary. The divestiture has to be accomplished by January 27, 2001. The Company has the right to request not more than three 60-day extensions to complete the divestiture. "See Legal Proceedings."

2.       Net Liabilities of Business Held for Sale

         On July 27, 2000 the Company reached a settlement with the Nevada Gaming Commission regarding a disciplinary complaint filed against the Company. The Company agreed to pay a fine of $10,000 and divest itself of any and all interests and rights pertaining to Mega$ports (ACT). The Company is currently soliciting offers for the sale of Mega$ports
         (ACT). As such, the Company has classified the net liabilities of Mega$ports (ACT) as held for sale. The divestiture is required to be accomplished by January 27, 2001.

         Included in the net loss for the three and six months ended July 31, 2000 were net losses of $198,391 and $385,333, respectively which were incurred by Mega$ports (ACT) operations. Additionally, the net loss included for the three and six months ended July 31, 1999 of Mega$ports
         (ACT) operations were net losses of $333,439 and $402,007, respectively.

         The components of the Net Liabilities of Business Held for Sale are:


                     Cash                              $ 225,113
                     Property and Equipment, net          94,457
                     Future Bets and Patron Deposits    (616,997)
                     Other Liabilities                   (56,982)
                                                       ---------
                     Net Liabilities                   $(354,409)
                                                       =========

3.       Business Segments

         The Company's primary operations are reported in the following four segments: wagering, casino, systems, and keno.

         The wagering segment consists of Leroy's, the licensed bookmaking operations with the largest number of sports books in the State of Nevada. As of July 31, 2000, in addition to its main location, the Company operated 45 race and sports books located within licensed gaming establishments owned by other companies throughout the State of Nevada. Leroy's leases the square footage necessary to conduct its operations at non-Company owned establishments. Additionally, the wagering segment consists of Mega$ports U.S. and Mega$ports (ACT) operations. Mega$ports (ACT) is the Company's international wagering hub for Internet sports wagering. The financial records of Mega$ports
         (ACT) are maintained in Australia. Mega$ports U.S. which offered a pari-mutuel sports wagering system in the State of Nevada ceased operations in March 2000. The Mega$ports, U.S. gaming license expired in July 2000.

         The casino segment includes a 5,600 square foot casino within the Howard Johnson Hotel containing approximately 65 electronic gaming devices including slot machines, video poker machines and multi-game video machines.

         The systems segment, consisting of CBS, AWISSI and AWIHSI and STOP, designs, sells, installs and maintains equipment, software and computer systems to the sports betting and hotel industries. In June, 2000 the Company sold the assets of AWIHSI and acquired the remaining 49% and 20%, respectively of the shares of AWISSI and AWIHSI that it did not already own.

         The keno segment develops, sells, operates and services stand alone linked progressive keno games using state-of-the-art graphical interfaces.

         In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", the following summarizes the segment information for the Company:

                 Three Months
                    Ended
                   July 31       Wagering        Casino        Systems            Keno      Corporate         Total
                  ----------     ----------      --------      ----------       ---------    ---------      ----------
Revenues            2000         $1,069,247      $148,151     $   623,070       $  63,983      $  --        $1,904,451
                    1999            726,817       167,884       1,361,783              --         --         2,256,484

Research and        2000                --             --         249,172              --         --           249,172
Development         1999                --             --         191,862              --         --           191,862

Operating           2000          (115,262)       (81,795)       (295,723)       (267,047)    (556,090)     (1,315,917)
Income (Loss)*      1999          (662,621)        48,107         205,009         (95,578)    (444,359)       (949,442)

Capital             2000             1,680             --           5,743          17,083        1,429          25,935
Expenditures        1999            94,190          2,712         (15,250)         42,480       10,000         134,132

Depreciation        2000            70,406          2,082          86,254          40,130        7,523         206,395
and Amortization    1999            95,300           (433)        104,525              --        7,914         207,306

Identifiable        2000         1,582,034        291,481       4,322,263       1,006,307      685,593       7,887,678
Assets January 31,  2000         3,943,317        277,607       5,070,162         931,046      506,924      10,729,056

                  Six Months
                    Ended
                   July 31       Wagering        Casino        Systems            Keno      Corporate         Total
                  ----------     ----------      --------      ----------       ---------    ---------      ----------
Revenues            2000         $2,470,398     $ 317,573      $1,988,911       $ 140,440         --       $ 4,917,322
                    1999          2,524,079       366,964       2,375,564              --  $      --         5,266,607

Research and        2000                --             --         554,470              --         --           554,470
Development         1999                --             --         343,242              --         --           343,242

Operating           2000          (193,560)       (32,964)        (41,509)       (581,822)  (1,121,679)     (1,971,534)
Income (Loss)*      1999          (178,162)       125,093         401,462        (162,502)    (856,985)       (671,094)

Capital             2000            29,999             --          18,477         163,146          843         212,465
Expenditures        1999            98,715          2,712         (13,927)         42,480       13,103         143,083

Depreciation        2000           140,667          4,165         173,592         101,420       14,985         434,829
and Amortization    1999           163,558          3,643         202,239              --       26,011         395,451

Identifiable        2000         1,582,034        291,481       4,322,263       1,006,307      685,593       7,887,678
Assets January 31,  2000         3,943,317        277,607       5,070,162         931,046      506,924      10,729,056

* Operating income (loss) does not include the allocation of corporate management fees. The management fees are equal to 9.5% of each operating Company's net operating income.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal Quarter ended July 31, 2000 compared to the Fiscal Quarter ended July 31, 1999.

         Revenues for the Fiscal Quarter ended July 31, 2000, Second Quarter of Fiscal 2001, were $1,904,451, a decrease of $352,033 or 15.6% from revenues of $2,256,484 for the Fiscal Quarter ended July 31, 1999, Second Quarter of Fiscal 2000. The decrease was principally attributed to a decrease in Systems revenues of $738,713 and Casino revenue of $19,733 which were offset by an increase in wagering revenues of $342,430 and Keno revenues of $63,983. Operating loss of $1,315,917 for the Second Quarter of Fiscal 2001 increased by $366,475 or 38.6% compared to operating loss of $949,442 for the Second Quarter of Fiscal 2000. The increase was principally attributed to increased costs for operating Keno and Mega$ports (ACT) for the entire year and increased operating costs at the Casino. Offsetting the operating loss was the absence of losses associated with the ceased operations of Mega$ports U.S.

Wagering operations

         Revenues from wagering operations were $1,069,247 for the Second Quarter of Fiscal 2001, an increase of $342,430 or 47.1% from revenues of $726,817 for the Second Quarter of Fiscal 2000. The increase was due to a 63.3% increase in net win percentage (handle less paid-outs, divided by handle) between quarters. The net win percentage was 4.9% for the Second Quarter of Fiscal 2001 compared to 3.0% for the Second Quarter of Fiscal 2000. Handle of $21,400,303 for the Second Quarter of Fiscal 2001 decreased by $2,828,947 from handle of $24,229,250 for the Second Quarter of Fiscal 2000. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Operating costs of $1,184,509 for the Second Quarter of Fiscal 2001 decreased by $204,929 from operating costs of $1,389,438 for the Second Quarter of Fiscal 2000 primarily due to the absence of costs associated with the ceased operations of Mega$ports U.S. during the Second Quarter of Fiscal 2001.


Casino Operations

         Revenues from Casino operations were $148,151 for the Second Quarter of Fiscal 2001, a decrease of $19,733 or 11.8% from revenues of $167,884 for the Second Quarter of Fiscal 2000. The decrease was principally attributed to decreased slot play of local customers. Operating costs of $229,946 increased $110,169 or 92.0% from operating costs of $119,777 for the Second Quarter of Fiscal 2000. The increase is primarily due to increased rent which was previously allocated to the wagering segment.


System Operations

         Revenues from Systems operations were $623,070 for the Second Quarter of Fiscal 2001, a decrease of $738,713 or 54.2% from revenues of $1,361,783 for the Second Quarter of Fiscal 2000. Decreased revenues of $739,411 from CBS operations were attributed to decreased equipment sales. AWISSI and AWIHSI, which began operations in July 1998 generated revenues of $54,751 primarily from recurring maintenance billings for the Second Quarter of Fiscal 2001. Operating costs of $918,793 for the Second Quarter of Fiscal 2001 decreased by $237,981 or 20.6% from operating costs of $1,156,774 for the Second Quarter of Fiscal 2000 mainly due to lower equipment sales.

Keno Operations

         Keno began operations in August 1999. During the Second Quarter of Fiscal 2001 Keno generated revenue from commissions of $63,983 and incurred costs of $331,030 which included location operating costs, labor, marketing and professional services.

Direct Costs

         Direct costs of $2,068,185 for the Second Quarter of Fiscal 2001 increased by $30,368 or 1.5% from direct costs of $2,037,817 for the Second Quarter of Fiscal 2000 principally due to costs associated with Keno which was fully operational for the Second Quarter of Fiscal 2001.

Research and Development Costs

         Research and development costs of $249,172 for the Second Quarter of Fiscal 2001 increased by $57,310 or 29.9% from research and development costs of $191,862 for the Second Quarter of Fiscal 2000 due principally to increased labor costs associated with new product development.


Selling, General and Administrative Costs

         Selling, general and administrative costs of $696,616 for the Second Quarter of Fiscal 2001 decreased $72,535 or 9.4% from $768,941 for the Second Quarter of Fiscal 2000 primarily due to the Company's effort to reduce expenditures.

Unusual or Infrequent Items

         In July, 2000 the Company settled it's litigation with Autotote Corporation. As a result of the settlement the Company received proceeds of $540,000 and was relieved of it's obligation to pay accrued royalties of $359,997.

Net Loss

         Net loss for the Second Quarter of Fiscal 2001 of $936,676 increased $505,116 or 117.0% from a net loss of $431,560 for the Second Quarter of Fiscal 2000. The unfavorable variance was principally due to the interest accrual on the Racusin settlement. See "Legal Proceedings".

Six Months ended July 31, 2000 compared to the Six Months ended July 31,
1999.

         Revenues for the Six Months ended July 31, 2000, were $4,917,322, a decrease of $349,285 or 6.6% from revenues of $5,266,607 for the Six Months ended July 31, 1999. The decrease was attributed to a decrease in Systems revenues of $386,653 and Casino revenue of $49,391 and Wagering revenues of $53,681 which were offset by an increase due to the addition of Keno revenues of $140,440. Operating loss of $1,971,534 for the Six Months ended July 31, 2000 increased by $1,300,440 or 193.8% compared to operating loss of $671,094 for the Six Months ended July 31, 1999. This increase was primarily attributed to the loss incurred by Keno operations and Mega$ports (ACT) which were fully operational for the Six Months ended July 31, 2000.

Wagering operations

         Revenues from wagering operations were $2,470,398 for the Six Months ended July 31, 2000, a decrease of $53,681 or 2.1% from revenues of $2,524,079 for the Six Months ended July 31, 1999. The decrease was due to a 1.9% decrease in net win percentage (handle less paid-outs, divided by handle) between quarters. The net win percentage was 5.1% for the Six Months ended July 31, 2000 compared to 5.2% for the Six Months ended July 31, 1999. Handle of $47,308,454 for the Six Months ended July 31, 2000 increased by $285,864 from handle of $47,022,590 for the Six Months ended July 31, 1999. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Operating costs of $2,663,958 for the Six Months ended July 31, 2000 decreased by $38,283 from operating costs of $2,702,241 for the Six Months ended July 31, 1999 primarily due to the reduction of costs associated with the ceased operations of Mega$ports U.S. for the Six Months ended July 31, 2000.

Casino Operations

         Revenues from Casino operations were $317,573 for the Six Months ended July 31, 2000, a decrease of $49,391 or 13.5% from revenues of $366,964 for the Six Months ended July 31, 1999. The decrease was principally attributed to decreased slot play of local customers. Operating costs of $350,537 for the Six Months ended July 31, 2000 increased $108,666 or 44.9% from operating costs of $241,871 for the Six Months ended July 31, 1999. The increase is primarily attributable to rent expense which was previously allocated to the Wagering Segment.

System Operations

         Revenues from Systems operations were $1,988,911 for the Six Months ended July 31, 2000, a decrease of $386,653 or 16.3% from revenues of $2,375,564 for the Six Months ended July 31, 1999. Decreased revenues of $360,297 from CBS operations were attributed to decreased equipment sales. AWISSI and AWIHSI, which began operations in July 1998 and are partly owned, generated revenues of $110,364 primarily from recurring maintenance billings for the Six Months ended July 31, 2000. Operating costs of $2,030,420 for the Six Months ended July 31, 2000 increased by $56,318 or 2.9% from operating costs of $1,974,102 for the Six Months ended July 31, 1999 mainly due to costs associated with STOP which was fully operational for the Six Months ended July 31, 2000.

Keno Operations

         Keno began operations in August 1999. During the Six Months ended July 31, 2000 Keno generated revenue from commissions of $140,440 and incurred costs of $722,262 which includes location operating costs, labor, marketing and professional services.

Direct Costs

         Direct costs of $4,462,562 for the Six Months ended July 31, 2000 increased by $659,160 or 17.3% from direct costs of $3,803,402 for the Six Months ended July 31, 1999 principally due to costs associated with Keno and MegaSports (ACT) which were fully operational for the Six Months ended July 31, 2000.

Research and Development Costs

         Research and development costs of $554,470 for the Six Months ended July 31, 2000 increased by $211,228 or 61.5% from research and development costs of $343,242 for the Six Months ended July 31, 1999 due principally to increased labor costs associated with new product development.


Selling, General and Administrative Costs

         Selling, general and administrative costs of $1,436,995 for the Six Months ended July 31, 2000 increased $41,389 or 3.0% from $1,395,606 for the Six Months ended July 31, 1999 primarily due to increased legal costs incurred in the corporate segment.

Unusual or Infrequent Items

         In July, 2000 the Company settled it's litigation with Autotote Corporation. As a result of the settlement the Company received proceeds of $540,000 and was relieved of it's obligation to pay accrued royalties of $359,997.

Net Loss

         Net loss for the Six Months ended July 31, 2000 of $1,636,474 increased $1,456,326 or 808.4% from $180,148 for the Six Months ended July 31, 1999. The unfavorable variance was due to the additional costs associated with operating Keno and Mega$ports (ACT) which were fully operational for the Six Months ended July 31, 2000 and the interest accrued on the Racusin settlement. "See Legal Proceedings".

Liquidity and Capital Resources

         Working capital decreased $1,140,139 from January 31, 2000. Cash used in operating activities was $1,685,669 for the Six Months ended July 31, 2000 compared to cash used in operating activities of $2,406,228 for the Six Months ended July 31, 1999. Net cash used in investing activities was $89,200 for the Six Months ended July 31, 2000 compared to cash provided by investing activities of $3,875,926 for the Six Months ended July 31, 1999. Net cash used in financing activities amounted to $47,179 for the Six Months ended July 31, 2000 compared to net cash used in financing activities of $2,670,144 for the Six Months ended July 31, 1999.

         Revenues of the Company wagering segment is seasonal with approximately 59% of its revenues derived between September and January. The Company is currently entering its most active wagering season. The Company takes financial risks on the outcome of various sporting events. There is no assurance that the outcome of the sporting events will be favorable and that the Company can derive sufficient cash flow during its most active wagering season or from its other segments to sustain operations during its lower activity period.

         While management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows, this requirement may necessitate curtailment of certain capital expenditures and reduction in staffing levels. The uncertainty created by proposed legislation, which could ban wagering on amateur athletic events may require the Company to research the source of its future revenue growth. As described in the Company's annual report on Form 10-KSB for the year ended January 31, 2000, the Company continues to review various programs in fiscal year 2001 aimed at building cash liquidity which can be used to fund working capital requirements.

         The Company is exploring other jurisdictions to expand its keno business lines. The level of customer acceptance for the Company's Keno products in these new jurisdictions is undetermined. Establishing these operations may require initial investments of several hundred thousand dollars.

         If the Company cannot generate sufficient cash flow from its operations to meet its operating requirements and/or the required investments, the Company would have to obtain additional debt or equity funding. There can be no assurance that the Company would be able to complete such debt or equity funding or do so on terms satisfactory to the Company.

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

PART II        OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - In addition to the descriptions set forth below please see the description of these legal proceedings set forth in the Registrant's Form 10-KSB for the year ended January 31, 2000.

               Racusin

               On August 23, 1995, Leroy's filed a complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the court declare that 2 written agreements between Leroy's and Michael Racusin, d.b.a. M. Racusin & Company ("Racusin"), were vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's Initial Public Offering) to Leroy's and provided Leroy's certain advisory services. The specific language of the alleged unenforceable agreements provided that Leroy's would pay to Racusin (i) a commission equal to 5% of the purchase price of Leroy's in the event Racusin brings in a buyer for Leroy's; and
               (ii) compensation equal to 4.5% of the "final evaluation in the form of Leroy's Common Stock plus $150,000 in cash upon completion of common offering or IPO".

               In February 2000 a jury verdict was rendered. The jury found that; (i) Leroy's breached its contract with Racusin; (ii) as a result of that breach, Racusin was entitled to receive stock in Leroy's in the amount equal to 4.5% of $45,000,000 plus $150,000 in cash; and (iii) American Wagering is the later ego of Leroy's.

               On July 12, 2000 a judgement was entered by the Court as follows:
               1. Racusin should receive $150,000 plus interest totaling $170,251. This sum shall be set off against the $756,340 previously paid by the Company on September 5, 1997.
               2. Racusin shall receive 239,819 shares of common stock in the Company. The shares are net of 97,681 shares, which the Company is entitled to set off for the amount of $589,089 previously paid to Racusin. Racusin shall receive pre judgement interest on the 239,819 shares.
               3.  Racusin shall recover his costs of the suit.

               The Company has filed an appeal of the judgement.

               The Company has reserved 229,819 shares of Common Stock and has accrued $427,000 in interest awarded in the Judgement.

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

               On April 15, 1998, Autotote filed a counterclaim against the Company and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded and for compensatory damages in excess of $75,000 plus interest, and punitive damages.

               On July 18, 2000, the parties executed a settlement agreement under which the Company and CBS received $540,000 in settlement of their claims against Autotote and was relieved of its obligation to pay accrued royalty payments of $359,997, and the counterclaims of Autotote were dismissed with prejudice.

               Internet Operation Investigation

               On December 16, 1999 the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc., referred to as State Gaming Control Board v. American Wagering, Inc. d.b.a. Mega$ports Pty, Ltd. Case No. 99-27 ("complaint"), related to the operation of Mega$sports Pty, Ltd., ("Mega$ports (ACT)"). The complaint contained 13 separate counts against the Company. The complaint alleged the Company, as a Company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The Board further alleged that the acceptance of these wagers was a violation of both federal and Nevada State laws that prohibit Internet sports wagering.

               On July 27, 2000 the Company entered into a settlement of the complaint with the Board which was approved by the Nevada Gaming Commission. The Company neither admitted nor denied the allegations. The Company agreed to pay a fine of $10,000 and has agreed to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). The divestiture may be accomplished by sale, spin off or termination of the operations of Mega$ports (ACT). The divestiture is to be accomplished by January 27, 2001. The Company has the right to request not more than three 60-day extension periods to complete the divestiture.

               The Company is soliciting offers for the sale of Mega$ports (ACT) and has received inquires from interested parties. The Company is evaluating its various alternatives.

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

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
               NON APPLICABLE

Item 5.        OTHER INFORMATION - NON APPLICABLE

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibits - Financial Data Schedule

Number                       Description                       Method of Filing
------                       -----------                       ----------------

  27                   Financial Data Schedule                  Filed Herewith

(b) The following report on Form 8-K was filed during the quarter ended July 31, 2000:
               NONE



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    AMERICAN WAGERING, INC.


                                                            (Registrant)

Date:  September 14, 2000                           By: /s/ Robert D. Ciunci
                                                    ----------------------------
                                                    Robert D. Ciunci
                                                    Executive Vice President and
                                                    Chief Financial Officer