Form 10QSB
period 2000-10-31
AMERICAN WAGERING INC
filed 2000-12-15
CIK 1005214

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                       OR


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                          COMMISSION FILE NO. 000-20685


                             AMERICAN WAGERING, INC.
                        ---------------------------------
             (exact name of Registrant as specified in its charter)


            Nevada                                            88-0344658
------------------------------                           -------------------
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
                   -------------------------------------------
                    (Address of Principal Executive Offices)


                                 (702) 735-0101
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__                  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                     Outstanding as of December 14, 2000
            -----                     -----------------------------------
Common Stock, $.01 par value                       7,836,846

================================================================================

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                                      INDEX

                          PART I   FINANCIAL INFORMATION
                          ------

Item 1.       Financial Statements:                                         Page
                                                                            ----
              Consolidated Balance Sheets - October 31, 2000 (Unaudited)
              and January 31, 2000.............................................5

              Consolidated Statements of Operations - Three Months Ended
              October 31, 2000 and 1999 (Unaudited)............................6

              Consolidated Statements of Income (Loss) - Nine Months Ended
              October 31, 2000 and 1999 (Unaudited)............................7

              Consolidated Statements of Cash Flows - Nine Months Ended
              October 31, 2000 and 1999 (Unaudited)............................8

              Notes to Consolidated Financial Statements (Unaudited)........9-12

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................13-15

                            PART II   OTHER INFORMATION
                            -------

Item 1.       Legal Proceedings............................................16-17

Item 6.       Exhibits and Reports on Form 8-K................................18

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         ASSETS                              October 31,        January 31,
                                                                2000               2000
                                                             (Unaudited)
                                                            -------------     ---------------
Current assets
  Cash                                                        $1,645,886         $ 3,232,235
  Accounts receivable, net of allowance for
    doubtful accounts of $27,903 and $188,624                    445,834             686,418
  Inventories                                                    350,810             430,619
  Other                                                        1,028,445             399,804
                                                              ----------         -----------
                                                               3,470,975           4,749,076
Other assets
  Property and equipment, net                                  3,758,663           4,081,926
  Unamortized intangible assets                                  869,376           1,127,421
  Other                                                          600,011             670,600
                                                              ----------         -----------
                                                              $8,699,025         $10,629,023
                                                              ==========         ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                           $   66,585          $   61,892
  Litigation judgment                                            184,790                   -
  Accounts payable                                             1,431,933           1,637,826
  Interest payable                                               427,002                   -
  Accrued expenses                                               477,077             954,015
  Unpaid winning tickets                                         743,473           1,888,424
  Other current liabilities                                    1,108,403           1,049,194
  Net liabilities of business held for sale                      469,525                   -
                                                              ----------         -----------
                                                               4,908,788           5,591,351
                                                              ----------         -----------

Long-term debt, less current portion                           1,766,084           1,816,517
                                                              ----------         -----------

Stockholders' equity
  Series A Preferred stock - 10% cumulative, $100 par value, authorized: 25,000,000 shares; issued and outstanding:
    14,662 and 15,424 shares                                   1,466,200           1,542,400
  Common stock - $.01 par value, 25,000,000 shares
    authorized: 7,836,846 issued and outstanding                  78,980              78,857
  Common shares (239,819) to be issued in settlement of
    litigation                                                 2,549,276           3,587,625
  Additional paid-in capital                                  11,833,240          10,709,223
  Accumulated deficit                                        (13,576,050)        (12,369,457)
  Treasury shares (61,100) at cost                              (327,493)           (327,493)
                                                              ----------         -----------
                                                               2,024,153           3,221,155
                                                              ----------         -----------
                                                              $8,699,025         $10,629,023
                                                              ==========         ===========

                 See notes to consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED OCTOBER 31,
                                  (Unaudited)

                                                                     2000              1999
                                                                  ----------        -----------
Revenues                                                          $3,211,857        $ 3,684,758
                                                                  ----------        -----------
Costs and expenses
  Direct costs and expenses                                        1,933,087          2,495,495
  Research and development                                           165,999            277,776
  Selling, general and administrative                                584,303            905,566
  Depreciation and amortization                                      191,703            212,910
                                                                  ----------        -----------
                                                                   2,875,092          3,891,747
                                                                  ----------        -----------
Operating income (loss)                                              336,765           (206,989)
                                                                  ----------        -----------
Other income (expense)
  Interest income                                                      3,858             13,730
  Other                                                                 (293)           (38,722)
  Interest expense                                                   (36,908)           (39,296)
                                                                  ----------        -----------
                                                                     (33,343)           (64,288)
                                                                  ----------        -----------

Income (loss) before unusual or infrequent items                     303,422           (271,277)

Litigation judgment and settlements                                  415,210                  -
                                                                  ----------        -----------
Income (loss) from continuing operations                             718,632           (271,277)
                                                                  ----------        -----------
Discontinued operations
  Income (loss) from operations                                      (39,492)             9,938
  Loss on disposal                                                  (134,329)                 -
                                                                  ----------        -----------
                                                                    (173,821)             9,938
                                                                  ----------        -----------
Net income (loss)                                                    544,811          (261,339)
Preferred stock dividend requirements                                (38,067)           (42,417)
                                                                  ----------        -----------
Net income (loss) applicable to common stockholders               $  506,744        $  (218,922)
                                                                  ==========        ===========

Per share amounts
  Basic:
  Income (loss) from continuing operations                        $     0.09        $     (0.03)
  Loss from discontinued operations                                    (0.02)                 -
  Net income (loss) applicable to common shareholders                   0.06              (0.03)
  Diluted:
  Income (loss) from continuing operations                        $     0.09        $     (0.03)
  Loss from discontinued operations                                    (0.02)                 -
  Net income (loss) applicable to common shareholders                   0.06              (0.03)

                 See notes to consolidated financial statements

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          NINE MONTHS ENDED OCTOBER 31,
                                   (Unaudited)

                                                     2000              1999
                                                 -----------        ----------
Revenues                                         $ 7,811,606        $8,584,400
                                                 -----------        ----------

Costs and expenses
  Direct costs and expenses                        6,049,491         6,057,002
  Research and development                           720,469           621,018
  Selling, general and administrative              2,021,084         2,301,170
  Depreciation and amortization                      622,367           604,719
                                                 -----------        ----------
                                                   9,413,411         9,583,909
                                                 -----------        ----------
Operating loss                                    (1,601,805)         (999,509)
                                                 -----------        ----------
Other income (expense)
  Interest income                                     17,983            24,273
  Other                                              (70,782)           77,018
  Interest expense                                  (551,705)         (118,749)
                                                 -----------        ----------
                                                    (604,504)          (17,458)
                                                 -----------        ----------

Loss before unusual or infrequent items           (2,206,309)       (1,016,967)

Litigation judgment and settlements                1,315,210                 -
                                                 -----------        ----------
Loss from continuing operations                     (891,099)       (1,016,967)
                                                 -----------        ----------

Discontinued operations
  Income (loss) from operations                      (66,235)          234,076
  Gain (loss) on disposal                           (134,329)          341,403
                                                 -----------        ----------
                                                    (200,564)          575,479
                                                 -----------        ----------
Net loss                                          (1,091,663)         (441,488)
Preferred stock dividend requirements               (114,930)         (136,771)
                                                 -----------        ----------
Net loss applicable to common stockholders       $(1,206,593)       $ (578,259)
                                                 ===========        ==========

Per share basic and diluted amounts

  Loss from continuing operations                $     (0.11)       $    (0.13)
  Income (loss) from discontinued operations           (0.03)             0.07
  Net loss applicable to common shareholders           (0.15)            (0.07)

                 See notes to consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NINE MONTHS ENDED OCTOBER 31
                                   (Unaudited)

                                                   2000               1999
                                                -----------        ----------
Operating activities
  Net cash used in operating activities         $(1,357,596)       $ (739,419)
                                                -----------        ----------

Investing activities
  Purchase of property and equipment               (218,371)         (409,649)
  Purchase of intangibles                                 -           (16,756)
  Proceeds from sale of assets                            -         3,809,392
  Deposits and other assets                         140,697            95,070
  Proceeds from sale of investments                       -           231,605
                                                -----------        ----------
  Net cash provided by (used in) investing
  activities                                        (77,674)        3,709,662
                                                -----------        ----------

Financing activities
  Proceeds from exercise of stock options            85,791                 -
  Repayment of borrowings                           (45,740)       (2,427,027)
  Redemption of preferred stock                     (76,200)         (250,000)
  Preferred stock dividends                        (114,930)         (122,628)
                                                -----------        ----------
  Net cash provided by (used in) financing
    activities                                     (151,079)       (2,799,655)
                                                -----------        ----------

Change in cash
  Net increase (decrease) in cash                (1,586,349)          170,588
  Cash at beginning of period                     3,232,235         3,076,563
                                                -----------        ----------
  Cash at end of period                         $ 1,645,886        $3,247,151
                                                ===========        ==========

                 See notes to consolidated financial statements.

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, previously filed with the Securities and Exchange Commission. The consolidated balance sheet at January 31, 2000, was derived from the audited financial statements included therein.

       Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the current period presentation.

2. NET LIABILITIES OF BUSINESS HELD FOR SALE

       On July 27, 2000, the Company reached a settlement with the Nevada Gaming Commission regarding a disciplinary complaint filed against the Company. The Company agreed to pay a fine of $10,000 and to divest by January 27, 2001, of its interests in its international Internet and telephone wagering operation. The Company intends to terminate those operations on that date if its efforts to sell the business are unsuccessful.

As of October 31, 2000, the total liabilities of the business $634,206 exceeded the book value of its assets by $469,525. The net loss for the three and nine months ended October 31, 2000, includes losses from this business totaling $195,116 and $580,449, respectively. For the same period of the prior year, losses of the business totaled $226,512 and $628,519, respectively.

3. DISCONTINUED OPERATIONS

       Subsequent to October 31, 2000, the Company decided to discontinue its casino gaming operations, consisting of 57 electronic gaming devices, and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the planned closing date of the casino. The Company also recorded an asset valuation allowance of $65,518. At October 31, 2000 and January 31, 2000, the net current assets of the discontinued segment totaled $9,121 and $112,026 and are included in other current assets. There were no long-term liabilities associated with the discontinued segment, and its other assets are not material.


4. PER SHARE DATA

         The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                      Three Months Ended              Nine Months Ended
                  --------------------------      -------------------------
                    2000              1999          2000             1999
                   ------            ------        ------           ------

Basic             7,836,846        7,824,513      7,835,547       7,824,513

Diluted           7,836,846               --             --              --

The basic and diluted weighted average shares are the same as there is not an increase for the common equivalent shares as the market price of the Company's common stock was below the average exercise price of the options.

Except for the current quarter, the Company incurred net losses for the other periods and, as a result, no dilutive securities entered into the calculation of the weighted average shares outstanding.

                    AMERICAN WAGERING, INC. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


5. SEGMENT INFORMATION

         The Company conducts business with customers through three business segments, Wagering Unit, Systems Unit, and Keno Unit. Its Wagering Unit (Wagering) operates 47 race and sports books throughout Nevada, and an Internet and telephone betting operation located in Canberra, Australia that it has agreed to divest of by January 27, 2001. The Company's Systems Unit (Systems) designs, markets, installs and maintains sports and race book systems for the sports betting industry. The Keno Unit (Keno) operates keno games in four locations in Nevada. The accounting policies of each business unit are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company's 2000 Form 10-KSB. The Company evaluates the performance of its operating segments based primarily on operating income (loss).

         Amounts for the 1999 periods presented below have been reclassified to conform to the 2000 presentation, including the elimination of the discontinued Casino segment. Financial performance measurements for Wagering, Systems, Keno, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.

                                Three months ended October 31,      Nine months ended October 31,
                               ------------------------------      -------------------------------
                                    2000              1999              2000              1999
                                -----------     ------------       -----------        -----------
Revenues
  Wagering                      $ 1,731,043      $ 2,253,445       $ 4,201,441        $ 4,777,523
  Systems                         1,447,049        1,424,668         3,435,960          3,800,232
  Keno                               33,765            6,645           174,205              6,645
                                -----------      -----------       -----------        -----------
                                $ 3,211,857      $ 3,684,758       $ 7,811,606        $ 8,584,400
                                ===========      ===========       ===========        ===========

Systems research/development    $   165,699      $   277,776       $   720,469          $ 621,018
                                ===========      ===========       ===========        ===========

Operating income (loss)
  Wagering                      $   207,787      $   355,879       $   (96,513)       $   177,125
  Systems                           710,558          232,320           779,789            631,374
  Keno                             (159,828)        (291,560)         (741,650)          (454,062)
  SG&A                             (421,752)        (503,628)       (1,543,431)        (1,353,946)
                                -----------      -----------       -----------        -----------
                                $   336,765      $  (206,989)      $(1,601,805)       $  (999,509)
                                ===========      ===========       ===========        ===========

                                                                   October 31,         January 31,
                                                                      2000                2000
                                                                   -----------        -----------
Identifiable assets
  Wagering                                                         $ 2,057,089        $ 3,943,317
  Systems                                                            5,276,562          5,070,162
  Keno                                                                 783,597            931,046
  SG&A                                                                 505,126            506,924
                                                                   -----------        -----------
                                                                   $ 8,622,374        $10,451,449
                                                                   ===========        ===========

6. CONTINGENCIES

Imagineering Systems, Inc.

In October 2000, a jury rendered a verdict including interest against the Company in a breach of contract claim and a judgment in favor of the Company in a related matter. The Company has received a legal opinion that there is a high likelihood that damages awarded for the breach of good faith and fair dealing and a portion of the award for the breach of contract will be set aside. The Company, based on advice of legal counsel, estimates that the net damage award by the court could range between $156,417 and $1,320,917 plus interest. The judgment has not yet been entered pending hearings on motions filed by the Company, and the favorable judgment has been stayed pending the outcome of this matter. As a result, in accordance with Statement of Financial Accounting Standard No. 5 Accounting for Contingencies, the Company has recorded an allowance for probable losses equal to the lower end of the probable loss range.

Autotote Corporation and Autotote Systems, Inc.

On March 3, 1998, the Company filed a complaint in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. seeking to enjoin certain actions of Autotote and asking for monetary damages for the alleged breach by Autote of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement, all of which were executed by the parties on October 25, 1996 (collectively the "Agreements"), and for the infringement by Autotote of CBS" copyright interest in, and the misappropriation and conversion of, CBS' Race and Sports Book Software.

On April 15, 1998, Autotote filed a counterclaim against the Company and CBS with the United States District Court for the District of Nevada, asking that the Agreements be rescinded and for compensatory damages in excess of $75,000 plus interest, and punitive damages.

In July 2000, the Company settled its litigation with Autotote Corporation and the Company received a cash settlement of $540,000 and was relieved of an obligation to pay accrued royalties of approximately $360,000.

In connection with the Autotote Corporation and Autotote Systems Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999 with Hipodromo De Agua Caliente, S.A. De C.V. a Mexican Corporation ("Caliente"). Caliente is a customer of Autotote Systems Inc. that uses the CBS race and sports book software system. The Company and CBS claimed that the use of the CBS race and sports book software by Caliente outside of Mexico breached the Agreement. The settlement with Caliente provided for a license to Caliente to use the race and sports book software upon terms set forth in the license agreement. The license agreement grants Caliente a perpetual, nonexclusive, nontransferable worldwide right and license for the sole purpose of operating the International Risk Management Business. Caliente agreed to pay a license fee of $600,000 payable in four equal installments of $150,000 starting on October 31, 2000. The settlement agreement was subject to Nevada Gaming Commission approval of a one time waiver of a condition on the Company's Nevada gaming license prohibiting the expansion of the relationship with Caliente. On November 20, 2000, the Company received approval from the Nevada Gaming Commission of the one time waiver of the condition permitting the Company to receive the license fee payments from Caliente. Through December 10, 2000 CBS has received $300,000 in license fee payments from Caliente. As of October 31, 2000 the Company has recorded a gain of $600,000 as litigation settlement.

Following is a summary of the Litigation (judgement) and settlements for the three and nine months ended October 31, 2000:

                                    Three Months ended        Nine Months ended
                                     October 31, 2000         October 31, 2000
                                    ------------------        -----------------
  Imagineering Systems, Inc.           $  (184,790)             $  (184,790)

  Autotote Corporation                          --                  900,000

  Hipodromo De Agua Caliente               600,000                  600,000
                                       -----------              -----------
                                       $   415,210              $ 1,315,210
                                       ===========              ===========

7. CONTINGENCIES

Management Plans.

         The Company has incurred net losses for the past several years and as of October 31, 2000, has a net working capital deficiency of $1,437,813. The Company's ability to continue as a going concern is dependent upon attaining and sustaining profitable operations and obtaining additional debt or equity financing until operating cash flows are sufficient to satisfy its current obligations. The Company is implementing cost cutting measures in all of its activities, including the elimination of immature business activities that appear to lack short-term profit potential. In addition, historically, the Company derives seasonally high results from its licensed race and sports books in the State of Nevada between September and January. However, the Company takes financial risks on the outcome of various sporting events, and there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity. The Company is currently seeking additional collaterized debt and other financing to reduce its current working capital deficiency and to sustain its operations during periods of lower activity. There is no assurance that the Company can complete such funding or do so under acceptable terms and that such funding would be sufficient to meet the Company's cash flow requirements.

Regulatory Matters.

         The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute. On March 22, 2000, legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000 the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. In order for the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature. The Company's currently accepts wagering on Olympic and college games. The Company estimates that wagering on college sports represents approximately 26% of its Nevada race and sports book revenues. The passage of such legislation will have a material adverse affect upon the Company's wagering operations.

         In December 1999, the Australian government released its Productivity Commissions report on Australia's Gambling Industries. The report made certain recommendations including regulation of online casinos. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS" a review of online gambling in Australia. The committee made a series of proposals to online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies were implemented. On December 6, 2000 the Australian government passed The Interactive Gambling (Moratorium) Bill 2000. The bill provides for a twelve month retrospective ban to May 2001 on internet gaming services and makes it an offense to operate an interactive gambling service that was not operating prior to May 19, 2000. The bill provides for exemption for online sports and race wagering.

         At this time the effect of the outcome of the implementation of the recommendation of the government to permanently ban online gaming is unknown. If the federal government is successful in banning online gaming, such ban may have a material adverse effect on Mega$ports (ACT).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Three months ended October 31, 2000 and 1999

         Operating income. Operating income for the quarter increased to $336,765, $543,754 over the same quarter of the prior year, as a result of management efforts to reduce operating costs and expenses for all segments. Revenues for the current quarter were $3,211,857, a decrease of $472,928 or 12.8% from the same quarter of the prior year. The decrease primarily consisted of decreases in wagering revenues from the Company's Nevada race and sports book operations that resulted from two factors. First, total wagers (handle) decreased $1,586,471 (4.8%) as a result of increased competition. Next, the win percentage (handle less paid-outs divided by handle) also decreased from 6.1% to 5.4%, a decline of 11.7%. Fluctuations of this nature are not unusual in the wagering industry because of inherent risks associated with betting against patrons. Comparative operating costs and expenses for the quarter decreased $1,016,655 over the prior quarter as follows:

                                            Three months ended October 31,
                                     -------------------------------------------
                                      Decrease         2000             1999
                                     -----------    -----------      -----------
Direct costs and expenses
    Wagering                         $ (301,523)    $ 1,377,839      $ 1,679,362
    System                             (201,256)        396,318          597,574
    Keno                                (59,629)        158,930          218,559
Research and development               (111,777)        165,999          277,776
Selling, general and administrative    (321,263)        584,303          905,566
Depreciation and amortization           (21,207)        191,703          212,910
                                    -----------     -----------      -----------
                                    $(1,016,655)    $ 2,875,092      $ 3,891,747
                                    ===========     ===========      ===========

The decrease in expenses is principally due to a $374,310 reduction in Wagering operating costs of which $192,207 is due to Mega$ports, U.S. which ceased operations in March 2000, a $455,857 reduction in Systems operating costs mainly associated with a reduction of equipment sales, a $104,612 reduction in Keno operating costs and a $81,876 Selling, General and Administration reduction which are mainly associated with the Company's efforts to reduce spending. Of the $1,016,655 decrease in costs and expenses, approximately $201,000 was reduced labor costs.

         Unusual or infrequent items. In October 2000, in connection with the Imagineering Systems, Inc. matter, a jury rendered a verdict against the Company in a breach of contract claim and a judgment in favor of the Company in a related matter. The Company has recorded a loss of $184,790 with respect to this litigation. (See "Legal Proceedings")

         In connection with the Autotote Corporation and Autotote Systems, Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999 with Hipodromo De Agua Caliente, SA De C.V. a Mexican Corporation (Caliente"). As of October 31, 2000 the Company has recorded a gain of $600,000 as litigation settlement. (See "Legal Proceedings")

         Discontinued operations. Subsequent to October 31, 2000, the Company decided to discontinue its casino gaming operations, consisting of 57 electronic gaming devices, and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the planned closing date of the casino. The Company also recorded an asset valuation allowance of $65,518. Income (loss) from discontinued operations relating to the former casino segment total $(173,821) and $25,017 for the current and prior quarter.

Nine months ended October 31, 2000 and 1999

         Operating loss. The operating loss for the current nine months increased $602,296 over the prior year period primarily because of decreased wagering revenues from the Company's Nevada race and sports books operations and continuing losses from the Keno operations, offset by an increase in the Systems segment. Total revenues for the nine months were $7,811,606, a decrease of $772,794 or 9.0% from the same period of the prior year. $755,256 of the decrease related to the Company's Nevada race and sports book operations, including $38,339 attributed to pari-mutuel sports betting which ceased operations in March 2000. Total wagers accepted declined partially as a result of additional competition. In addition to a $1,169,177 or 1.5% decrease in wagers accepted, the net win percentage (handle less paid-outs divided by handle) also decreased from 5.6% to 5.2%, a decline of 6.8%. Fluctuations of this nature are not unusual in the wagering industry because of inherent risks associated with betting against patrons.

         System revenues of $3,435,960 for the nine months ended October 31, 2000 declined $364,272 or 9.6% from $3,800,232 for the nine months ended October 31, 1999 mainly due to reduced equipment sales associated with new race and sports book installations. The decline in equipment sales was accompanied by a corresponding $398,947 reduction in costs and expenses. Equipment maintenance fees increased by $249,656 or 17% for the period.

         Current period Keno revenues exceeded that of the prior period by $167,560 because the prior period only included the initial two months of operations. However, the Keno operation is still in its infancy and operating costs and expense exceeded related revenues by $741,650 for the current period, $287,588 more than that of the prior period.

         Unusual or infrequent items. In October 2000, in connection with the Imagineering Systems, Inc. matter, a jury rendered a verdict against the Company in a breach of contract claim and a judgment in favor of the Company in a related matter. The Company has recorded a loss of $184,790 with respect to this litigation. (See "Legal Proceedings")

         In July 2000, the Company settled it's litigation with Autotote Corporation and the Company received a cash settlement of $540,000 and was relieved of an obligation to pay accrued royalties of approximately $360,000.

         In connection with the Autotote Corporation and Autotote Systems, Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999 with Hipodromo De Agua Caliente, SA De C.V. a Mexican Corporation (Caliente"). As of October 31, 2000 the Company has recorded a gain of $600,000 as litigation settlement. (See "Legal Proceedings")

         Discontinued operations. Subsequent to October 31, 2000, the Company decided to discontinue its casino gaming operations, consisting of 57 electronic gaming devices, and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the planned closing date of the casino. The Company also recorded an asset valuation allowance of $65,518 Income (loss) from discontinued operations relating to the former casino segment total $(200,564) and $20,611 for the current and prior nine month periods, respectively. Income from discontinued operations of $213,465 and a disposal gain of $341,403 for the prior nine months relates to a hotel, food, and beverage facility sold during that period.

Liquidity and Capital Resources

         Working capital decreased $595,538 from January 31, 2000 and, as of October 31, 2000, the Company has a net working capital deficiency of approximately $1,437,813. Cash used in operating activities totaled $1,541,154 for the nine months ended October 31, 2000, and increase of $801,735 over the prior year period. Net cash used in investing and financing activities for the current nine months totaled $228,753. In the prior year period the Company sold its hotel, food, and beverage operation generating $3.8 million used to repay $2.4 million of long-term debt and to meet current period working capital requirements.

         The Company has incurred net losses for the past several years and for the nine months ended October 31, 2000. The Company's ability to continue as a going concern is dependent upon attaining and sustaining profitable operations and obtaining additional debt or equity financing until operating cash flows are sufficient to satisfy its current obligations. The Company continues to review and implement cost cutting measures in all of its activities, including the elimination of immature business activities that appear to lack short-term profit potential. In addition, historically, the Company derives seasonally high results from its licensed race and sports books in the State of Nevada between September and January. However, the Company takes financial risks on the outcome of various sporting events, and there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity. If the Company cannot generate sufficient cash flow from its operations to meet its operating requirements and/or the required investments, the Company would have to obtain additional debt or equity funding. The Company is currently seeking additional collaterized debt and other financing to reduce its current working capital deficiency and to sustain its operations during periods of lower activity. There is no assurance that the Company can complete such funding or do so under acceptable terms and that such funding would be sufficient to meet the Company's cash flow requirements.

Currency Risk

         Except for the Company's wagering operation in Australia, the Company's transactions are conducted and accounts are denominated in United States dollars. As of October 31, 2000, cash includes approximately $88,000 denominated in Australian dollars. For the nine months ended October 31, 2000, wagers accepted by the Australian operation totaled approximately $12,000,000 of which approximately 25% were in Australian dollars.

Forward-Looking Statements

         Certain statements contained herein which are not historical facts are forward-looking statements with respect to events, the occurrence of which involves risks and uncertainties, including without limitation, operating and business development plans, the Company taking risks on the outcome of sports events as a principal betting against its patrons, strict regulation by gaming authorities, changes in federal or state laws and the administration thereof, competition the Company faces or may face in the future, uncertainty concerning market acceptance of the Company's services and products, the ability of the Company to continue to obtain adequate financing and to meet its obligations as they become due, the ability of the Company to recover its investment in businesses held for sale and discontinued segments, the Company's dependence on key employees, potential fluctuations in the Company's quarterly results, general domestic and global economic and business conditions, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

               The Company has reserved 239,819 shares of Common Stock and has accrued $469,000 in interest awarded in the Judgement.

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

               In connection with the Autotote Corporation and Autotote Systems Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999 with Hipodromo De Agua Caliente, S.A. De C.V. a Mexican Corporation ("Caliente"). Caliente is a customer of Autotote Systems Inc. that uses the CBS race and sports book software system. The Company and CBS claimed that the use of the CBS race and sports book software by Caliente outside of Mexico breached the Agreement. The settlement with Caliente provided for a license to Caliente to use the race and sports book software upon terms set forth in the license agreement. The license agreement grants Caliente a perpetual, nonexclusive, nontransferable worldwide right and license for the sole purpose of operating the International Risk Management Business. Caliente agreed to pay a license fee of $600,000 payable in four equal installments of $150,000 starting on October 31, 2000. The settlement agreement was subject to Nevada Gaming Commission approval of a one time waiver of a condition on the Company's Nevada gaming license prohibiting the expansion of the relationship with Caliente. On November 20, 2000, the Company received approval from the Nevada Gaming Commission of the one time waiver of the condition permitting the Company to receive the license fee payments from Caliente. Through December 10, 2000 CBS has received $300,000 in license fee payments from Caliente. As of October 31, 2000 the Company has recorded a gain of $600,000 as litigation settlement.

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

               The Company is currently negotiating the sale of Mega$ports (ACT) with a third party. The Company will continue to entertain offers with respect to the sale of Mega$ports (ACT).

               Imagineering Systems, Inc.

                    On October 21, 1998 Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998 the Company brought an action to recover on loans it made to ISI.

                    On October 2, 2000 the Company's Notice for Summary
               Judgement for the claim of relief for breach of Promissory Note was granted. The Company was awarded $76,583.03 plus interest. The execution of the judgment was stayed until the outcome of the ISI civil complaint is known.

                    On October 17, 2000 a trial by jury was held and on October
               30, 2000 the jury rendered a verdict in favor of ISI in the amount of $1,397,500 plus interest for breach of contract and breach of its implied covenant of good faith and fair dealing. The judgement has not been issued pending hearings on motions filed by the Company.

                    The Company has accrued $156,417 plus interest net of
               $76,503.03 plus interest with respect to this litigation.

Item 6.  Exhibits and Reports on Form 8-K

a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-K:

Exhibits - Financial Data Schedule

Number     Description                     Method of Filing
------     -----------                     ----------------
  27       Financial Data Schedule         Filed herewith

b) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarter ended October 31, 2000.



Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN WAGERING, INC.

Dated: December 15, 2000   By:/s/ Robert D. Ciunci
                           -------------------------
                           Executive Vice President and Chief Financial Officer
                           (a duly authorized officer)