Form 10QSB/A
period 2000-10-31
AMERICAN WAGERING INC
filed 2000-12-18
CIK 1005214

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

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED OCTOBER 31,
                                  (Unaudited)

                                                                     2000              1999
                                                                  ----------        -----------
Revenues                                                          $3,211,857        $ 3,684,758
                                                                  ----------        -----------
Costs and expenses
  Direct costs and expenses                                        1,933,087          2,495,495
  Research and development                                           165,999            277,776
  Selling, general and administrative                                584,303            905,566
  Depreciation and amortization                                      191,703            212,910
                                                                  ----------        -----------
                                                                   2,875,092          3,891,747
                                                                  ----------        -----------
Operating income (loss)                                              336,765           (206,989)
                                                                  ----------        -----------
Other income (expense)
  Interest income                                                      3,858             13,730
  Other                                                                 (293)           (38,722)
  Interest expense                                                   (36,908)           (39,296)
                                                                  ----------        -----------
                                                                     (33,343)           (64,288)
                                                                  ----------        -----------

Income (loss) before unusual or infrequent items                     303,422           (271,277)

Litigation judgment and settlements                                  415,210                  -
                                                                  ----------        -----------
Income (loss) from continuing operations                             718,632           (271,277)
                                                                  ----------        -----------
Discontinued operations
  Income (loss) from operations                                      (39,492)             9,938
  Loss on disposal                                                  (134,329)                 -
                                                                  ----------        -----------
                                                                    (173,821)             9,938
                                                                  ----------        -----------
Net income (loss)                                                    544,811          (261,339)
Preferred stock dividend requirements                                (38,067)           (42,417)
                                                                  ----------        -----------
Net income (loss) applicable to common stockholders               $  506,744        $  (303,756)
                                                                  ==========        ===========

Per share amounts
  Basic:
  Income (loss) from continuing operations                        $     0.09        $     (0.04)
  Loss from discontinued operations                                    (0.02)                 -
  Net income (loss) applicable to common shareholders                   0.06              (0.04)
  Diluted:
  Income (loss) from continuing operations                        $     0.09        $     (0.04)
  Loss from discontinued operations                                    (0.02)                 -
  Net income (loss) applicable to common shareholders                   0.06              (0.04)

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