Form 10KSB
period 2001-01-31
AMERICAN WAGERING INC
filed 2001-06-07
CIK 1005214

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001.

                     Commission File No. 000-20685

                         AMERICAN WAGERING, INC.
                         -----------------------
            (Name of Small Business Issuer in its Charter)

Nevada                                             88-0344658
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


                675 Grier Drive, Las Vegas, Nevada 89119
            --------------------------------------------------
            (Address of principal executive offices)(Zip Code)

                             (702) 735-0101
                             --------------
                       (Issuer's telephone number)


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
Yes      X          No
    ------------       -----------

Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended January 31, 2001 were $12,002,389.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of April 26, 2001 computed by reference to the closing price for the registrant's Common Stock as quoted on the NASD Over-The-Counter Bulletin Board on such date, was approximately $3,661,994.

The number of shares of the issuer's Common Stock outstanding as of April 26, 2001 was 8,076,665.

                               PART I


Item 1.   Business

     In August 1995, American Wagering, Inc., a Nevada Corporation
(the "Company"), was formed as the holding Company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a statewide network of sports and race wagering facilities in 42 casinos. Leroy's offers a "turn-key" sports and race wagering operation that allows casinos to satisfy their patrons desires for sports and race wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports and race book operation is its primary business, the Company believes that Leroy's is capable of responding more quickly to customer needs like providing faster pay-off on winning tickets, presented other than in person.

     The Company also owns and operates Mega$ports (ACT) Pty. Ltd. ("Mega$ports (ACT)") located in Canberra, Australia, an international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the telephone and Internet. Mega$ports (ACT) accepts wagers from all jurisdictions that do not prohibit sports betting or Internet wagering; the United States is one such jurisdiction that does prohibit this form of wagering and, as such, Mega$ports (ACT) does not accept wagers from persons in the United States. A disciplinary complaint by the Nevada Gaming Commission alleged violations of this exception. As a result, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest itself of Mega$ports (ACT) by January 27, 2001. The settlement agreement also authorized the Chairman of the State Gaming Control Board to issue up to a maximum of three (3) 60-day extensions to complete the divestiture process. On January 18, 2001, the Company executed an agreement to sell Mega$ports (ACT) to Forward Publishing Pty. Ltd. ("Forward"), an Australian company, for $1,039,348 Australian dollars (AUD) and the assumption of Mega$ports (ACT) debt in the amount of $1,460,652 Australian dollars (AUD). Forward completed its due diligence review of Mega$ports (ACT) on January 31, 2001 and made a $125,000 (AUD) deposit to remain in trust until completion of the sale or a default under the agreement. The Chairman of the State Gaming Control Board issued all three of the 60-day extensions, with the current extension due to expire on July 23, 2001. The time extensions are intended to allow Mega$ports (ACT) to remain in full operation while the purchaser completed the probity and gaming license process. On April 12, 2001, the Company was notified by the ACT Gambling and Racing Commission that Forward had received regulatory approval to complete the sale. On April 13, 2001, Forward notified the Company that it would be unable to meet the payment schedule required in the contract. The parties agreed to revised terms giving Forward until May 7, 2001 to secure financing and complete the sale. Due to the inability of Forward to obtain financing, the Company notified Forward on May 8, 2001 that Forward was in default on the agreement, that Forward would forfeit the $125,000 (AUD) deposit, and that Mega$ports (ACT) would begin the search for another qualified buyer. The Company intends to petition the Nevada Gaming Commission for an additional time extension in order to complete the divestiture. There is no assurance that the Nevada Gaming Commission will grant additional time extensions. The
Company does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's operations; however, failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Mega$ports (ACT) operation. See
"Legal Proceedings".

     The Company owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players a statewide keno game with a progressive jackpot. AWIK is currently operating at 3 locations.

     Until sold in June 1999, LHC owned and operated the 150-room Howard Johnson's Hotel (the "Hotel") located in Las Vegas, Nevada, and through its wholly-owned subsidiary, B-P Food Corporation, an International House of Pancakes restaurant which was adjacent to the Hotel. The Company continued to conduct casino gaming operations at the hotel pursuant to a lease until December 22, 2000 when the Company discontinued its casino gaming operations.

     In October 1996, the Company acquired from Autotote Corporation, all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a stock transfer agreement between the Company and Autotote Corporation. The Company paid $3 million in cash to Autotote Corporation and guaranteed CBS' obligation under its mortgage (in the principal amount of approximately $2 million as of such date). The mortgage is on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada, where the Company currently maintains its corporate offices. CBS designs, sells, rents, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. The use of the CBS software was subject to certain litigation. See "Legal Proceedings".

     In 1994, CBS signed a joint venture agreement with IGT North America, a subsidiary of International Game Technology ("IGT"), for the purpose of developing and marketing a pari-mutuel sports system known as MEGA$PORTSr. MEGA$PORTSr offered opportunities to wager on the outcome of individual sports contests, events occurring within or during the contests, and outcomes of groups of sports contests. Mega$ports, Inc., the entity formed to give effect to the joint venture, received its license from the Nevada Gaming Commission in June 1997 and began operation in July 1997. In December 1998, the Company entered into an agreement with IGT to terminate the Mega$ports joint venture agreement. The Company agreed to indemnify IGT for all presently due or future obligations of Mega$ports, Inc. in exchange for IGT's 50% interest in the joint venture and the MEGA$PORTSr trademark. The transfer of IGT's shares in the joint venture was subject to the approval of the Nevada Gaming Commission. In March 2000, the Company decided to cease operations of Mega$ports, Inc. The Company notified the Nevada Gaming Control Board and, in July 2000, let the Mega$ports, Inc. gaming license expire.

     On July 28, 1998, the Company through two newly formed subsidiaries acquired certain assets from Advanced Computer Services, Inc. ("ACS") pursuant to an asset purchase agreement between the Company and ACS and settled certain litigations between them. The Company paid ACS $500,000 in cash and $250,000 in the Company's Common Stock for the assets, including software and restrictions on ACS and its shareholder not to compete or solicit the Company's customers. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") were the designated acquirer of the Nevada Sports wagering software and hotel systems software, respectively and assumed certain contractual obligations of ACS, including all customer contracts. The Company initially owned 80% of AWISSI and 51% of AWIHSI and the sole shareholder of ACS owned the remaining interests. On June 8, 2000, the Company terminated a systems consulting agreement and sold the assets of AWIHSI to the sole owner of ACS in exchange for ACS's 49% and 20% interests in AWISSI and AWIHSI.

     In November 1999, the Company formed Secured Telephone Operating,
Inc. ("STOP") which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada.

Las Vegas Area Market

     The Company's primary market for sports and race books and keno operations is the Las Vegas Valley and surrounding areas (hereinafter, "Las Vegas Area"). At December 31, 2000, the Las Vegas Area included 101 sports books, 81 race books, and 80 keno parlors. Leroy's currently operates 22 of its 42 sports books in the Las Vegas Area. The Las Vegas Area attracts both local residents and Las Vegas visitors. Las Vegas population was approximately 1.4 million in 2000, an increase of 2.5% from the prior year. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased on average by 6.4% annually from approximately 18.1 million in 1989 to approximately 35.8 million in 2000. Las Vegas principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation's most popular convention sites, having hosted approximately 3,700 conventions in 2000, which were attended by more than 3.9 million people who, it is estimated, spent $4.3 billion, excluding gaming activity.

     From 1989 to 2000, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 126.5% from approximately $3.4 billion to approximately $7.7 billion. During the 12 months ended December 31, 2000 gaming revenues generated from sports and race books and keno parlors in Clark County were approximately $185 million and $55 million, respectively. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno Area Market

     The market for 12 of the Leroy's sports books is the Reno Area gaming market. Reno is the second largest city in Nevada with an area population of approximately 333,000 in 2000. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous other summer and winter recreational activities. The greater Reno Area attracted a total of
5.1 million visitors in 1999. Currently, the Reno Area is comprised of 27 locations including 21 sports books, 15 race books and 15 keno parlors.

Worldwide Market

Mega$ports (ACT) operates from Canberra, Australia and, through the Internet, is accepting wagers from patrons except those in jurisdictions that prohibit sports betting or Internet wagering, such as the United States. On July 27, 2000, the Company reached an agreement with the Nevada Gaming Commission regarding a disciplinary complaint filed against the Company. The
                                 2

Company agreed to pay a fine of $10,000 and to divest itself of its international Internet and telephone wagering operation. See "Legal Proceedings".

Sports Wagering

     Sports wagering is legal in the State of Nevada and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's race and sports books increased from approximately $290 million in 1980 to $2.9 billion in 2000. During that same period, the number of sports books increased from 24 to 162 in Nevada. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement, which the Company believes, leads to more interest in sports betting.

     A sports wagering facility, or "sports book", is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from customer play against a statistical advantage that the gambling operator (the "House"), possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks, and jai alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

     The fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners and, if the book is balanced, for each type of sports bet the House has a "theoretical advantage". For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book was evenly balanced, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

     Oddsmakers (whose services are purchased by the bookmakers)
initially set lines to hopefully split the bets evenly between the betting participants. Customers have opinions concerning the odds and bet
accordingly, which requires initial lines to be adjusted.        As a
result, in practice, a sports book is rarely perfectly balanced. The sports books profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of a constant profit over time, let alone for a single event.

     A sports book also attempts to limit the potential risk by setting game limits and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced.
Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved", to attract action on the "other" side.

     The game limit is established by the sports book based upon the "earn" in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the "theoretical hold percentage"), and the quality of the line, and the customer mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated customers who know as much as, or more than, the oddsmaker, the limit will be relatively low.
The Company believes that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated customers. Accordingly, the sports books expected earn on such an event would be higher and would justify a higher game limit.

     In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book". Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need and operates 42 sports books in major metropolitan areas in Nevada (22 are in the Las Vegas Area, 8 in the Reno Area, 12 throughout the State of Nevada, including Laughlin, Mesquite, Elko, Winnemucca and Pahrump). The locations include the Riviera Hotel and Casino, the Tropicana Resort and Casino, and the Four Queens Hotel and Casino in the Las Vegas Area and the Fitzgerald's Hotel/Casino, the Bonanza Casino, and the Rail City Casino in the Reno Area. Under Nevada gaming law, Leroy's is permitted to own and operate sports books located on the premises of other non-restricted gaming licenses.
The remaining 118 sports books in the state are operated primarily by the casinos in which they reside.

     When Leroy's began operations in 1978, it was one of only 7 sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy's encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelled by either party on 30 to 90 days notice, and some have incentive (or participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a dedicated phone line to Leroy's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central data base and issues a ticket evidencing the bet. The ticket is then distributed to the customer with Leroy's simultaneously recording the wager. Personnel at Leroy's main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy's locations.

     The Company believes that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada and limited to $2,200 per day per customer unless a higher limit for a specific customer is approved by the State Gaming Control Board. The Company believes that geographical dispersion across the State of Nevada is more likely to attract bets from customers more evenly on both sides of a line, thereby further limiting its risk.

     Professional and college football games currently comprise about
35% of the amount bet at the Leroy's locations with professional and college basketball games at 31%. Professional baseball is next at about 26%. Historically, Leroy's business has been seasonal in nature with approximately 53% of its handle arising during the months of September through January. Leroy's wagering handle for the season consisted of football (63%), basketball (20%) and baseball (9%). Hockey and boxing comprise the majority of the balance. Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. Leroy's, with the exception of its' Vacation Village location in Las Vegas which operates a daily race book with wagers merged into the on-track parimutuel pools, only offered race wagering for a few major events, such as, the Triple Crown and the Breeders Cup.

     With the popularity and accessibility of computers, bettors in locations where such betting is permitted now have an additional medium from which to wager on sporting events. An online sport betting has existed for approximately 20 years, but until more recently few people had access to a computer or the Internet. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will enhance the continued growth of the sports betting industry.

     In anticipation of this trend, in 1998, Mega$ports (ACT) was formed and later issued a 15 year sports betting license from the Australian Capital Territory Bookmakers Licensing Committee and in March 1999 received regulatory approval for its Internet operations from the Australian Capital Territory. The Company believes that it was the first Nevada licensed Company to start an online gaming site. Its online system permits high-speed access with secure, encrypted technology and allows instantaneously updated betting lines and account information seven days a week, 24 hours a day. The system was designed to ensure various patron safeguards that are required by Australian Capital Territory regulations. The system was also designed not to accept any wagers from jurisdictions that prohibit sports betting or Internet wagering, such as the United States. Patron users, however, allegedly circumvented these controls and a bet from a patron in the United States was allegedly accepted causing an action by the Nevada Gaming Commission against the Company and an agreement to divest of the Company's interest in this operation. See "Legal Proceedings".

Pari-mutuel Wagering

     In December 1997, Leroy's joined the Nevada pari-mutuel Association to allow pari-mutuel race wagering at one of its' locations. Leroy's, in association with a disseminator, currently offers pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York.

     From December 1998 through March 2000, the Company test marketed pari-mutuel sports wagering at its Nevada books and at approximately 18 others throughout the State. The Company's subsidiary, Mega$ports, Inc., acquired, developed, and marketed the technology under the Mega$ports trademark. Lack of patron acceptance resulted in the Company's decision to discontinue the betting alternative and let its license expire in July 2000.

Systems Operations

     CBS designs, installs and maintains computerized sports and race wagering. CBS is the leading race and sports wagering systems supplier in the State of Nevada and provides either wagering systems and/or services to virtually all of the sports and race books in Nevada that are not operated by Leroy's. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues mainly consist of sports wagering equipment sales and the related maintenance contract revenues. CBS sells its sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system. The Company also owns and supports an alternative product, AWISSI's Nevada Sports Wagering software.

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

Keno Operations

     AWIK was formed during the second quarter of fiscal 1999. AWIK designs, installs, operates and maintains computerized keno systems. On April 29, 1999, AWIK received preliminary licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. THE GAME is an interactive system with high-tech video graphics and animation that links casinos throughout the State of Nevada. THE GAME is a state-of-the-art UNIX-based computer system that is already being used to link over 1000 terminals in Australia. AWIK anticipates that THE GAME eventually will offer a progressive jackpot starting at $1 million. AWIK offers casinos a risk-free keno operation as AWIK operates the keno game for the casino and the casino receives a percentage of the play from AWIK. AWIK received final licensing approval from the Nevada Gaming Commission on November 11, 1999. AWIK is currently operating the keno game at 3 locations in Nevada.

Discontinued Operations

     Until June 30, 1999, LHC and its subsidiary owned and operated a hotel and restaurant located at 3111 West Tropicana Avenue, Las Vegas, Nevada. The Company continued to lease facilities and operate 65 electronic gaming devices on the premises through December 22, 2000, when these casino operations were also discontinued.

Strategy

     The Company's primary operating strategies for the foreseeable future is to focus on its core businesses, operating race and sports books in Nevada and developing, selling and maintaining related systems, becoming more efficient and cutting costs. In Nevada, the Company's strategy is to expand upon its current base of 42 books. The Company is also developing a new self-service sports wagering terminal (the "SST") which it expects to complete in the fourth quarter of fiscal 2002. This new terminal would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The SST would allow the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company has implemented and is also initiating other cost cutting measures.

     The Company intends to continue to present casinos with a "turn key" sports book operation that allows the casinos to satisfy their patron's desires for sports gaming without bearing the risk and overhead associated with operating the books themselves. Leroy's anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. On March 22, 2000 legislation entitled Amateur Sports Integrity Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and

Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 27% of its revenues. As of April 2001 the bill has not been passed but would have a significant negative impact on the Company's operation if passed in its present proposed form.

     The Company is redesigning the financial model for its Keno operations and intends to expand its installation base and marketing efforts including inter-casino linked mega progressive jackpots, when financial resources become available. The Company is also divesting its Internet wagering operation and has no plans to redevelop this business source in the foreseeable future.

Regulation and Licensing

     The ownership and operation of race and sports books in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company's gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Commission"), the Nevada State Gaming Control Board (the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and smaller local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such smaller local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities".

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

     Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 42 non-restricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

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

     If it were determined that the Nevada Act was violated by the Company or its subsidiaries the gaming licenses or registration held by the Company and it subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. However, at the discretion of the Commission, the Company and Leroy's and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisors appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the Company's gaming operations.

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

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investment shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission, or the Chairman of the Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company: (i) pays that person any dividend or interest upon voting securities of the Company;
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Any person required by the Commission to be found suitable who is found unsuitable by the Commission, shall be guilty of a criminal offense if he holds, directly or indirectly, the beneficial ownership of the voting or debt securities beyond the time prescribed by the Commission.

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

     License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees respective operations are conducted. Depending upon the particular fee or tax involved, these fees indicate taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturers or distributors license, also pay certain fees and taxes to the State of Nevada.

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

     On March 22, 2000, legislation entitled Amateur Sports Integrity
Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. As of April 2001, the legislation has not been passed but would have a significant negative impact on the Company's operation if passed in its present proposed form.

     Pursuant to the Professional and Amateur Sports Protection Act (hereinafter referred to as the "Sports Protection Act"), which was effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Sports Protection Act. Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed Sports Book in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act") also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

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

     On March 19, 1997, a bill entitled the "Internet Gambling
Prohibition Act of 1997" was introduced in Congress. Since its introduction, the original draft of the bill has been amended several times. The general prohibitions of the legislation would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If this bill becomes law, the Company's ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted. The Company and its subsidiary policy is not to accept wagers through the Internet from jurisdictions that prohibit sports betting or Internet wagering, such as the the United States. See "Legal Proceedings".

     The Company's wholly owned subsidiary Mega$ports (ACT) is incorporated in the Australian Capital Territory pursuant to the laws of Australia as a Company limited by shares. Mega$ports (ACT) is subject to the Corporations Law of Australia (a federal law) and is regulated by the Australian Securities Commission. The Bookmakers Act of the Australian Capital Territory provides the regulatory regime for licensed bookmakers. Mega$ports (ACT) holds Sports Betting License Number 5 issued by the Bookmakers Licensing Committee. This Committee is established and governed by Division 2 of Part II of the Bookmakers Act. Sports betting is governed by Part IIIA of the Bookmakers Act. A determination is subordinate legislation, which is governed by the Subordinate Laws Act of the Australian Capital Territory. The Committee is the authority, which issues licenses. It must be satisfied that the directors and shareholders holding more than 5% of the stock of Mega$ports (ACT) have satisfied the "Suitability Requirements" specified in the Bookmakers Act. The directors of Mega$ports (ACT) have satisfied the Committee of their suitability.
They must, however continue to satisfy these requirements. If not, the license may be cancelled. The Bookmakers Act provides for the method of operations that a licensed bookmaker must adhere to. These include: (i) the acceptance of wagers only in venues approved by the Minister for Sport;
(ii) the Minister of Sport determines the rules for sports betting; (iii) the Minister of Sport determines the maximum number of licenses to be issued; (iv) a sports betting license may only be granted to a Company if one Director holds a bookmakers license; and (v) the period of the license may not exceed 15 years.

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

     In December 1999, the Australian Government released its
Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS", a review of online gambling in Australia. The Committee came up with a series of proposals to cut online gambling. One of which was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies were implemented. This moratorium will end on May 19, 2001. The federal government is pursuing a total ban on Internet gambling. However, the States and Territories within Australia are opposed to any limitations on issuing new online gaming licenses.

     In March 2001, Australia's conservative government has said it will seek to prohibit betting by Australian citizens on the Internet, via interactive television and mobile phones. The laws to be introduced will bar gaming and wagering services offered over the Internet. The Labor party is in opposition to the ban. The legislative ban would not stop Australian firms from offering Internet gaming overseas.

     At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming by Australian citizens. If the federal government is successful in banning online gaming by Australian citizens, such ban may have a material adverse effect on the subsidiary's operations if passed as proposed.

     All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

Competition

     There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas Area and throughout Nevada. There are currently 162 sports books in Nevada, of which the Company owns and operates 42. Virtually all of the major casinos in Nevada have sports and race books and keno parlors, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. There are currently approximately 123 keno parlor locations throughout the State. The Company's inter-casino linked keno system competes with other distributors of keno systems in Nevada, other keno system games and other casino-linked games, including progressive slot machines. Some of these competitors are larger and have greater access to capital resources than the Company.

     Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company's operations compete, to varying degrees, with gaming operations in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming. While the Las Vegas market is continuing to offer expanded tourist attractions, there can be no assurance that this market will be able to sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations provide competition to the Company and its primary market and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

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

Employees

     The Company and its subsidiaries have approximately 214 full and part-time domestic employees, 149 are by Leroy's, 36 are by CBS, 16 by AWI Keno, and 13 are employed by the Company. No employees of the Company and its subsidiaries are currently represented by a labor union. The Company, and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Item 2.   Properties

     The Company's corporate offices, central computer operations and systems operations are located in a facility of 29,250 square feet at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company's subsidiary, CBS. CBS is a debtor under a loan of which approximately $1.8 million is outstanding as of January 31, 2001. The loan, which accrues interest of 8% annually, is due in full in September 2015 and is secured by a deed of trust, assignment of leases and rents in favor of the lender. The Company has guaranteed CBS obligations under the loan.

     Leroy's operates subject to lease agreements 42 sports books and 3 keno locations in major metropolitan areas in Nevada. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 6 years and typically provide for an automatic 1 year extension and termination by either party with 90-day notice. Total rental expense under the leases was approximately $503,000 and $629,000 for the years ended January 31, 2001 and 2000, respectively.

     On December 21, 2000, the Company discontinued the operation of a Casino, which also operated subject to a lease agreement.

Item 3.   Legal Proceedings

Racusin

     On August 23, 1995, Leroy's filed a complaint for Declaratory
Relief in the District Court of Clark County, Nevada, requesting that the court declare that 2 written agreements between Leroy's and Michael
Racusin, d.b.a. M. Racusin & Company ("Racusin"), are vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services for a fee.

     In February 2000, a jury verdict was rendered. The jury found that (i) Leroy's breached its contract with Racusin; (ii) as a result of that breach, Racusin was entitled to receive stock in Leroy's in the amount equal to 4.5% of $45,000,000 plus $150,000 in cash; and (iii) the Company is the alter ego of Leroy's.

On July 12, 2000, a judgment was entered by the court as follows:

1. Racusin should receive $150,000 plus interest totaling $170,251. This sum shall be set off against the $756,340 previously paid by the Company on September 5, 1997.

2. Racusin shall receive 239,819 shares of common stock in the Company. The shares are net of 97,681 shares, which the Company is entitled to set off for the amount of $589,089 previously paid to Racusin. Racusin shall receive pre- judgment interest on the 239,819 shares.

3.   Racusin shall recover his costs of the suit.

     Racusin filed an appeal of the District Courts decision to enter judgment asserting that the proper remedy is an all cash award based on the value of the stock on the day the IPO was completed ($9.00), not $2,025,000 at $6.00 used by the District Court.

     The Company filed a cross-appeal which challenges the jury's determination that the Company is the alter-ego of Leroy's; asserts the District Court erred by not including interest on $589,089 {previously paid by the Company to Racusin} in the set-off, and asserts the exclusion of testimony that Racusin received $756,350 in September, 1997 constitutes prejudicial error.

     The Company has issued 239,819 shares of Common Stock (held by the Court) and has accrued $329,000 in interest awarded in the judgment.

Autotote Systems, Inc.

     On March 3, 1998, the Company and CBS filed a complaint in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin certain actions of Autotote and asking for monetary damages for the alleged breach by Autotote of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a Distributorship Agreement, and the International Cooperation Agreement, all of which were executed by the parties on October 25, 1996 (collectively the "Agreements"), and for the infringement by Autotote of CBS copyright interest in, and the misappropriation and conversion of, CBS race and sports book software.

     On April 15, 1998, Autotote filed a counterclaim against the Company and CBS with the United States District Court for the District of Nevada, asking that the agreements be rescinded and for an award of compensatory damages in excess of $75,000 plus interest, and punitive damages

     On July 18, 2000, the parties executed a settlement agreement under which the Company and CBS received $540,000 and was relieved of its obligation to pay accrued royalty payments of $349,997, in settlement of their claims against Autotote and the counterclaims of Autotote were dismissed with prejudice.

     In connection with the Autotote Corporation and Autotote Systems Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999, with Hipodromo De Agua Caliente, S.A. De C.V. a Mexican Corporation ("Caliente"). Caliente is a customer of Autotote Systems Inc. that uses the CBS race and sports book software system. The company and CBS claimed that the use of the CBS race and sports book software by Caliente outside of Mexico breached the agreement. The settlement with Caliente provided for a license to Caliente to use the race and sports book software upon terms set forth in the license agreement. The license agreement grants Caliente a perpetual, nonexclusive nontransferable worldwide right and license for the sole purpose of operating the International Risk Management Business. Caliente agreed to pay a license fee of the $600,000 payable in four equal installments of $150,000 starting on October 31, 2000. The settlement agreement was subject to Nevada Gaming commission approval of a one-time waiver of a condition on the Company's Nevada gaming license prohibiting the expansion of the relationship with Caliente. On November 20, 2000, the Company received approval from the Nevada Gaming Commission of the one time waiver of the condition permitting the Company to receive the license fee payments from Caliente. Through February 6, 2001, CBS received $600,000 in license fee payments from
Caliente.   In fiscal year ended January 31, 2001, the Company recorded a gain of $600,000 as litigation settlement.

Imagineering Systems, Inc.

	On October 21, 1998, Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998 the Company brought an action to recover on loans it made to ISI.

     On October 2, 2000, the Company's Notice for Summary Judgment for the claim of relief for breach of Promissory Note was granted. The Company was awarded $76,583 plus interest. The execution of the judgment was stayed until the outcome of the ISI civil complaint is known.

     On October 17, 2000, a trial by jury was held and on October 30, 2000 the jury rendered a verdict in favor of ISI in the amount of $1,397,500 plus interest for breach of contract and breach of its implied covenant of good faith and fair dealing.

     The Company brought a post-trial motion asking the court to either disregard the jury verdict, order a new trial or reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which refused to set aside the jury's award of $397,000 on the breach of contract claim, but granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing, unless Imagineering agreed to reduce the judgment for $1,000,000 to $500,000, which they did. The Company intends to bond an appeal to the decision and, based upon the advise of counsel, has accrued $233,000 plus interest net of $76,503 plus interest with respect to this litigation.

Internet Operations Investigation

     On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc., referred to as State Gaming Control Board v. American Wagering, Inc., d.b.a. Mega$ports (ACT)("complaint"), related to the operation of Mega$ports Pty, Ltd., ("Mega$ports (ACT)"). The complaint contains 13 separate counts against the Company. The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was
physically located in Las Vegas, Nevada.   The Board further alleged
that the acceptance of these wagers was a violation of both federal and Nevada State laws that prohibit Internet sports wagering.

     On July 27, 2000, the Company entered into a settlement of the complaint with the Board which was approved by the Nevada Gaming Commission. The Company neither admitted nor denied the allegations. The Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). The divestiture was to be completed by January 27, 2001. The Company was granted the right to request not more than three 60-day extension periods to complete the divestiture.

     On January 18, 2001, the Company executed an agreement to sell
Mega$ports (ACT) to Forward Publishing Pty. Ltd. ("Forward"), an
Australian company, for $1,039,348 Australian dollars (AUD) and the assumption of Mega$ports (ACT) debt in the amount of $1,460,652 Australian dollars (AUD). Forward completed its due diligence review of Mega$ports
(ACT) on January 31, 2001 and made a $125,000 (AUD) deposit to remain in trust until completion of the sale or a default under the agreement. The Chairman of the State Gaming Control Board issued all three of the 60-day extensions, with the current extension due to expire on July 23, 2001.
The time extensions are intended to allow Mega$ports (ACT) to remain in full operation while the purchaser completed the probity and gaming license process. On April 12, 2001, the Company was notified by the ACT Gambling and Racing Commission that Forward had received regulatory approval to complete the sale. On April 13, 2001, Forward notified the Company that it would be unable to meet the payment schedule required in the contract. The parties agreed to revised terms giving Forward until May 7, 2001 to secure financing and complete the sale. Due to the inability of Forward to obtain financing, the Company notified Forward on May 11, 2001 that Forward was in default on the agreement, that Forward would forfeit the $125,000 (AUD) deposit, and that Mega$ports (ACT) would begin the search for another qualified buyer. The Company intends to petition the Nevada Gaming Commission for an additional time extension in order to complete the divestiture. There is no assurance that the Nevada Gaming Commission will grant additional time extensions.
The Company does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's operations; however, failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Mega$ports (ACT) operation.

Current Year Earnings

	The Company's "Consolidated Statements of Operations for the Years Ended January 31, 2001 and 2000" (see attached financial statements) indicate a Net Income in the amount of $464,029 for the year ended January 31, 2001. The primary source of this net income, however, is litigation judgments and settlements (chiefly, Autotote Systems, Inc. and Hippodromo De Agua Caliente, De C.V.; refer to "Autotote Systems, Inc." in the "Legal Proceedings" section) in the amount of $981,856. Without these nonrecurring litigation judgments and settlements, the Company would have experienced a net loss in the amount of ($517,827).

Other

     The Company or any subsidiary is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance which it considers adequate for the size of the Company and the nature of its business. Management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                PART II


Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock had been reported by the NASDAQ
National Market System under the symbol "BETM" since 1996. On August 3, 2000 the Company was notified that it was not in compliance with all the requirements for continued listing on the NASDAQ National market Systems. Effective August 4, 2000 the Company's securities began trading on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the periods indicated as reported by the NASDAQ National Market System and the NASD Over-The-Counter Bulletin Board.


Quarter Ended              High              Low
-------------              ----              ---

April 30, 2000             15 3/8            3 3/4
July 31, 2000               5 1/2            2 2/5
October 31, 2000            3                  3/8
January 31, 2001              3/4              1/5


Quarter Ended              High              Low
-------------              ----              ---

April 30, 1999              8 3/8            5
July 31, 1999               7 1/4            3 1/2
October 31, 1999            6 2/3            4 7/8
January 31, 2000            9 7/8            4 7/8


     The approximate number of record holders of shares of the Common Stock of the Company outstanding as of April 26, 2001 was 41. No cash dividends have been declared or paid on the Company's Common Stock.

     On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS") including software and customer lists pursuant to an asset purchase agreement between the Company and ACS. The Company paid $500,000 in cash to ACS and agreed to pay the remaining purchase price of $250,000 in the form of the Company's Common Stock upon satisfaction of certain conditions. On December 30, 1998, the Company issued 44,780 shares of the Company's Common Stock to the principal of ACS at a price of $5.58 per share in satisfaction of the $250,000 obligation. This sale of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the Common Stock was sold to a single person whom the Company believed was an accredited investor and who was purchasing the stock for investment purposes without a view to further distribution.

     The Company has reserved 239,819 shares of Common Stock to be issued to Racusin in satisfaction of the outcome of the jury's verdict in the Racusin case. See "Legal Proceedings"

     On December 9, 1998, the Company sold an aggregate of 18,924 shares of its Series A Preferred Stock at $100 per share to Victor Salerno, the President, Chief Executive Officer and a Director of the Company, and Judith Salerno, a Director of the Company in full payment of $1,892,400 of the Company's outstanding shareholder notes. See "certain transactions". Such sale of Preferred Stock was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, because the Preferred Stock was sold to two accredited investors who purchased the stock for investment purposes in a transaction which otherwise satisfied the requirements of Rule 506.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations - Fiscal year ended January 31, 2001, compared to the fiscal year ended January 31, 2000

     Revenues for the fiscal year 2001 decreased $587,676 (4.7%) to $12,002,389 from revenues of fiscal 2000. The decrease was principally attributed to reduced Systems sales of $714,972. The operating loss of $210,878 for 2001 was $1,302,769 less than 2000 primarily as a result of cost cutting measures associated with refocusing on the Company's core business, its Nevada race and sports books and systems sales and maintenance.

Wagering Operations

     Revenues from wagering decreased $223,735 (2.9%) to $7,567,716 in 2001. The decrease was primarily due to a decrease in handle (the total amount wagered at the Company's sports and race books) which was offset by an increase in the Company's overall net win percentage (revenues
divided by handle).    Handle was $114,575,387 for 2001, a decrease of
$5,729,731 (4.8%). The Company's net win percentage was 6.3% in fiscal year 2001 compared to 6.1% in fiscal year 2000.

The decrease in wagering handle (the total amount wagered at the Company's sports and race books) is attributable to a number of reasons including, but not limited to, the elimination of pari-mutuel sports wagering, a decrease in the number of locations, and changes to the Nevada Gaming Regulations. An increase or decrease in handle, however, is not necessarily indicative of an increase or decrease in revenues or profits. There is no assurance that the Company's handle will not decrease in the future; elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond the Company's control may result in further declines in handle.

	The number of sports and race book locations owned and operated by Leroy's decreased by 5 (10.6%) to 42. The majority of the decrease (4 locations) is attributable to the closure of the host property while one location was closed by the Company due to poor operational performance. The Company intends to continue its review of existing locations in order to close those locations that are not operating efficiently and to continue to open new locations where the projections would indicate a profitable operation. There is no assurance that the number of sports and race books operated by the Company will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond the Company's control. There is no assurance that the Company will be able to add new locations and/or that any new locations so added will be profitable.

Wagering operating costs decreased $723,381 (12.9%) to $4,905,271.

Systems Operations

     While the sale of systems declined by $714,972 (30.3%) to $1,647,326 In 2001, the Company's gross profit margin increased $34,277 as a result of lower component costs and increased product pricing. Maintenance revenues increased $187,065 (7.8%) to $2,585,560 in 2001 and related expenses also increased $109,362 (9.4%) to $1,269,647.

Keno Operations

     Keno operations commenced in August 1999. Revenues for 2001 were $201,787 compared to $37,821 in 2000. Operating costs also increased $226,991 to $1,129,668 in 2001.

Direct Costs

     Total direct costs for wagering, systems, and keno operations of $7,648,712 for 2001 decreased $1,175,943 (13.3%) from 2000 as a result of the matters discussed above.


Research and Development Costs

     Research and development costs of $846,736 for the fiscal year ended January 31, 2001, increased by $72,192 or 9.3% from research and development costs of $774,544 for the fiscal year ended January 31, 2000 due to increased labor costs associated with product refinements.

Selling, General and Administrative Costs

     Selling, general and administrative costs of $2,607,231 for 2001 decreased by $888,865 (25.4%) from 2000 as a result of numerous Company-wide cost cutting measures.

Depreciation and Amortization and Asset Impairment Provisions

     Depreciation and amortization was $852,337 for 2001, compared to $807,076 for 2000. Provision for asset impairments increased to $258,250 in 2001 from $201,341 as a result of continuing to focus on the Company's core businesses and products.

Interest Expense

     Interest expense of $178,817 for fiscal year ended 2001 increased $18,808 or 11.8% from 2000. The increase is principally due to the interest paid in connection with certain operating activities.

Income from Continuing Operations before Unusual or Infrequent Items

     Income from continuing operations before unusual or infrequent items of $634,968 for fiscal year ended 2001 increased by $2,055,170 from a loss of $1,420,202 in the fiscal year ended 2000. The increase between fiscal years was principally due to the absence of losses associated with Mega$ports, Inc, Hotel Systems, Inc., net litigation settlement income of $981,856, and a reduction administrative expenses.

Discontinued Operations

     On April 22, 1998, the Company determined it would concentrate its business efforts on its core competency, sports wagering, and sold its hotel, food and beverage segment in June 1999. In conjunction with the sale of the hotel, the Company leased back and continued to operate the casino until December 22, 2000. The disposal gain of $554,868 in 2000 relates to the disposal of the hotel, food and beverage operation. Income
(loss) from discontinued operations of ($170,939) in 2001 and $96,232 in 2000 relates to the discontinued casino segment.

Current Year Earnings

	The Company's "Consolidated Statements of Operations for the Years Ended January 31, 2001 and 2000" (see attached financial statements) indicate a Net Income in the amount of $464,029 for the year ended January 31, 2001. The primary source of this net income, however, is litigation judgments and settlements (chiefly, Autotote Systems, Inc. and Hippodromo De Agua Caliente, De C.V.; refer to "Autotote Systems, Inc." in the "Legal Proceedings" section) in the amount of $981,856. Without these nonrecurring litigation judgments and settlements, the Company would have experienced a net loss in the amount of ($517,827).

Liquidity and Capital Resources

     Net working capital increased $1,568,296 in 2001 to $613,286.
Cash used in operating activities was $437,627 for the fiscal year ended 2001 compared to cash provided by operating activities of $680,186 for the fiscal year ended 2000. Net cash used in investing activities was $464,332 for the fiscal year ended 2001 compared to cash provided by investing activities of $3,041,636 for the fiscal year ended 2000. The decrease is principally attributed to the sale of the hotel in fiscal year ended January 31, 2000. Net cash used in financing activities amounted to $204,701 for the fiscal year ended January 31, 2001 compared to net cash used in financing activities of $2,969,747 for the fiscal year ended January 31, 2000. This increase is principally due to the repayment of long-term debt in fiscal year ended January 31, 2000.

     Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company will initiate various programs in fiscal year 2002 aimed at building cash liquidity to fund possible effects of seasonality of sports betting, timing of system sales, and the possible effects of the proposed legislation to ban wagering on amateur athletic events. The Company, however, has negative cash flow exposures due to potential litigation judgments (chiefly Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"); loss of the appeal on either or both of these matters could have a significant negative impact on the Company's existing cash balances and anticipated cash flows.

National Gambling Impact Study Commission

     Congress created the National Gambling Impact Study Commission comprised of 9 individuals appointed by the President. The general duty of the Commission was to conduct a comprehensive legal and factual study of the gambling industry in the United States, review existing federal, state and local policy and practices with respect to the legalization or prohibition of gambling activities, formulate and propose changes in such policies and practices and recommend legislation and administrative actions for such changes. Among the Commissions many findings, some of which relate to the type of activities engaged in by the Company are as follows:

a. The Commission found that states are best equipped to regulate gambling within their borders, with the exception of tribal and Internet gambling

b. The Commission recommended that betting on collegiate and amateur athletic events, even where currently legal, be banned altogether.

c. The Commission recommended that organizations and governments fund educational and prevention programs to help the public recognize that almost all sports gambling is illegal and can have serious consequences.

d. The Commission recommended that the federal government should prohibit Internet gambling not already authorized in the United States or among parties in the United States and a foreign jurisdiction.

     It is not possible to predict the future impact of the Commission on the Company and its operations as the Commission could propose legislation and actions that may materially adversely affect the Company's business.

Amateur Sports Integrity Act

     On March 22, 2000 legislation entitled Amateur Sports Integrity
Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on the Olympic and college games. Leroy's estimates that wagering on college sports represents approximately 27% of its revenues. As of April 26, 2001, the bill has not passed but would have a significant negative impact on the Company's operation if passed in its proposed form.

Australian Gaming Studies

     In December 1999, the Australian Government released its Productivity Commissions Report on Australia's Gambling Industries. The Report made certain recommendations including regulation of online casinos. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS", a review of online gambling in Australia. The Committee came up with a series of proposals to cut online gambling. One of which was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies were implemented. This moratorium will end on May 19, 2001. The federal government is pursuing a total ban on Internet gambling. However, the States and Territories within Australia are opposed to any limitations on issuing new online gaming licenses.

     In March 2001, Australia's conservative government has said it will seek to prohibit betting by Australian citizens on the Internet, via interactive television and mobile phones. The laws to be introduced will bar gaming and wagering services offered over the Internet. The Labor party is in opposition to the ban. The legislative ban would not stop Australian firms from offering Internet gaming overseas.

     At this time, the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in these reports or whether the government will be successful in banning online gaming by Australian citizens. If the federal government is successful in banning online gaming by Australian citizens, such ban may have a material adverse effect on the subsidiary's operations if passed as proposed.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources and the effects of regulations (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

Item 7.   Financial Statements

Report of Independent Auditors                                   20-21

Consolidated Balance Sheets as of January 31, 2001 and 2000      22

Consolidated Statements of Operations for the years ended
  January 31, 2001 and 2000                                      23

Consolidated Statements of Stockholders Equity for the years
  ended January 31, 2001 and 2000                                24

Consolidated Statements of Cash Flows for the years ended
  January 31, 2001 and 2000                                      25

Notes to Consolidated Financial Statements                       26-34

Item 8.   Changes in Registrant's Certifying Accountants

     On November 15, 2000, the Company engaged Piercy, Bowler, Taylor
& Kern as its independent accountants for the fiscal year ended
January 31, 2001 and dismissed Arthur Andersen LLP.  Arthur Andersen
LLP's reports on the Company's financial statements for the fiscal years ended January 31, 1999 and January 31, 2000 contained no adverse opinion or disclaimer of opinion nor were they qualified as to audit scope or accounting principles.

     In connection with the prior audits for the fiscal years ended January 31, 1999 and January 31, 2000, and from January 31, 2000 to November 15, 2000, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company did not consult with Piercy, Bowler, Taylor & Kern with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements prior to engagement.

	On April 30, 2001, the Company filed a Form 12b-25 with the Securities and Exchange Commission which stated in part: "American Wagering and its accountants are currently investigating a matter that may require a prior year adjustment. Until a determination is made as to whether an adjustment is necessary, American Wagering cannot make a reasonable estimate of the change in results of operations." The Company and its accountants have completed their investigation into these matters and no adjustments have been made to the prior years' financial statements.

	Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the Company's net loss for the year ending January 31, 2000.

                              PART III


Item 9. Directors and executive officers, promoters and control persons; compliance with Section 16(a) of the Exchange Act. The directors and executive officers of the Company are as follows:

Name                          Age        Position
----                          ---        --------

Victor J. Salerno             56         President, Chief Executive Officer,
                                         Chief Operating Officer and Director

Timothy F. Lockinger          40         Chief Financial Officer, Secretary,
                                         Treasurer, Director

W. Larry Swecker              55         Director

Judy Salerno                  50         Director

Robert D. Ciunci              54         Director


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

     Timothy F. Lockinger was named Chief Financial Officer, Secretary, Treasurer and Director of the Company in January 2001. Mr. Lockinger has served the Company in various consulting practices since 1989 and, most recently, joined the Company on a full-time basis in August, 1997 as a manager of Mega$ports and Leroy's. Mr. Lockinger is a CPA (Inactive) and was Director of Regulatory Compliance for Casino Data Systems, Chief Financial Officer for Si Redd at International Technical Systems, and a Senior Agent with the Nevada Gaming Control Board's Audit Division and has operated his own consulting/accounting firm.

     W. Larry Swecker became a Director of the Company in April 2000. Mr. Swecker has been President of Swecker & Company. Ltd. Certified Public Accountants since January 1979. Prior to that he was a partner in the firm of Keltner Milam & Company Certified Public Accountants from 1975 to 1979. Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975. He has a Bachelor of Science in Business Administration from the University of Nevada Reno. Mr. Swecker is a member of the Audit, Compensation, Stock Option and Compliance Committees of the Board of Directors.

     Judy Salerno became a Director of the Company in January 2001.   Ms.
Salerno is the daughter of Leroy Merillat, the founder of Leroy's Horse & Sports Place. Ms. Salerno is a private investor with numerous holdings.

     Robert D. Ciunci has been a director of the Company since August 1, 1995. Until January 2, 2001, Mr. Ciunci served as Chief Operating
Officer, Secretary and Treasurer of the Company, and until January 19, 2001, he served as Chief Financial Officer. Mr. Ciunci became the Chief Operating Officer of the Company on March 7, 1997. Mr. Ciunci had been the Chief Financial Officer of Leroy's since August 1, 1995. From 1981 to June 1995, he was employed by Autotote Corporation, a Company that provides computerized wagering systems to race tracks and off-track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a Masters Degree in business administration and is a Certified Public Accountant.
Mr. Ciunci is still a Director of the Company.

Item 10.  Executive Compensation

     The following table sets forth certain information covering the compensation paid or accrued by the Company during the Fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the year ended January 31, 2001, (these individuals may be referred to as "named executive officers"):

                     SUMMARY COMPENSATION TABLE

                                                               Long Term
                                                               Compensation
                                                               Awards
                      Fiscal                                   Number of
                      year                                     Securities
Name and              Ended 	      Annual Compensation        Underlying
Principal Position    January 31,   Salary    Bonus ($)        Options (1)
------------------    -----------   ------    ---------        -------------
Victor J. Salerno       2001       $200,000           0              0
President and Chief     2000       $200,000           0              0
Executive Officer       1999       $200,000       9,391              0
Robert D. Ciunci        2001       $150,000           0              0
Executive Vice
  President             2000       $150,000           0              0
Chief Operating Officer
& Chief Financial
  Officer               1999       $134,154       6,261              0


(1) Represents options granted under the Company's 1995 Stock Option Plan. Mr. Salerno and Mr. Ciunci were not granted options during the Fiscal years ended January 31, 2001, 2000, and 1999.


     The following table sets forth the number of exercisable and un-exercisable options as of January 31, 2001 and the value of such options for the Chief Executive Officer and the named Executive Officers.


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTIONS VALUES

                                             Number of
                                             Securities
                                             Underlying       Value of
                                             Unexercised      Unexercised
                                             Options          In-The-Money
                                             At Fiscal        Options
                   Shares                    year end (#)     at FY End ($)
                   Acquired or    Value      Exercisable/     Exercisable/
Name               Exercised (#)  Realized   Un-exercisable   Un-exercisable
----               -------------  --------   --------------   --------------
Victor J. Salerno        0            0                 0/0              0/0
Robert D. Ciunci         0            0         50,000(1)/0        $20,000/0

(1) 50,000 options became exercisable on August 22, 1999 and expire on August 22, 2004.

Compensation of Directors

     Directors who are not employees or consultants of the Company receive a fee of $1,000 plus travel expenses for each Board meeting they attend. Committee Chairman receives $500 per month for each committee chaired plus travel expenses.

     During the Fiscal year ended January 31, 2001, pursuant to the Company's Directors Stock Option Plan, options to purchase 400 of the Company's Common Stock at an exercise price of $.53 per share were granted to Mr. Swecker a Director of the Company, These options become fully exercisable on January 31, 2002 and expire on January 31, 2011. On January 31, 2000, options to purchase 400 and 300 shares, respectively of the Company's Common Stock at an exercise price of $8.88 per share were granted to Mr. Barengo and Mr. Hannifin, former directors of the Company. On January 31, 1999 Mr. Barengo and Mr. Hannifin were granted options to purchase 400 and 300 shares, respectively of the Company's Common Stock at an exercise price of $6.56 per share and were fully exercisable on January 31, 2000, and expire on January 31, 2009. On June 24, 1998, as compensation for services as a Director to be performed for the Company for the year ended January 31, 2000, the Company granted Mr. Hannifin options to purchase 2,000 shares of the Company's Common Stock, at an exercise price of $5.89 per share. These options were fully exercisable on June 24, 1999, and expire June 24, 2008.

Employment Agreements

     On May 10, 1996, the Company entered into employment agreements with Victor Salerno and Robert Ciunci. Each agreement has a 5 year initial term and automatically renews for a 1 year period unless either party gives the other 60 days written notice to terminate prior to the expiration of the current term. On June 11, 1998, Mr. Ciunci's employment agreement was amended to increase his base salary. However, on January 19, 2001 Mr. Ciunci resigned from his position with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 9, 2001 the number and percentage of shares of Common Stock, which according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2001, such as upon the exercise of options or warrants. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name and Address              Number of Shares          Percentage
----------------              ----------------          ----------
Victor J. Salerno                 1,942,500                  23.9%
Robert D. Ciunci                    158,000(1)                1.90%
W. Larry Swecker                        400(2)                  *
Judy Salerno                      1,400,000                  17.2%
All directors and
  executive officers              3,500,900                  43.0%
  as a group (5 persons)

 *    Less than one percent.
(1) Includes 50,000 shares which may only be issued upon exercise of stock options after August 22, 1999.
(2) Represents 400 shares which may only be issued upon exercise of stock options after January 31, 2002.

Item 12.   Certain Transactions

     On December 9, 1998, the Company redeemed shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998, and have been payable monthly on the first of each month since 1999 by an amendment by the Board of Directors. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. A management shareholder has foregone his redemption rights for an indefinite period and the affected shares have been reclassified to redeemable preferred stocks. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law. During fiscal year ending January 31, 2001, 762 shares were redeemed for $76,200 and dividends of $152,400 were paid.

                  REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders of American Wagering, Inc.:

     We have audited the accompanying consolidated balance sheet of AMERICAN WAGERING, INC. (a Nevada Corporation) and subsidiaries (the "Company") as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2001, and the results of their operation and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors
A Professional Corporation



/s/ Piercy Bowler Taylor & Kern
Las Vegas, Nevada
April 26, 2001

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of American Wagering, Inc.:

     We have audited the accompanying consolidated balance sheet of AMERICAN WAGERING, INC. (a Nevada Corporation) and subsidiaries (the "Company") as of January 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 of the notes to the consolidated financial statements, effective February 1, 1999, American Wagering, Inc. changed its method of accounting for start-up activities in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Las Vegas, Nevada
April 7, 2000

                       AMERICAN WAGERING, INC.
                     CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 2001 AND 2000

ASSETS                                                 2001            2000
                                                       ----            ----
CURRENT ASSETS
  Cash                                           $2,200,759      $3,065,793
  Restricted deposits                               236,416         350,000
  Accounts receivable, net of allowance
    for doubtful accounts of $31,983
    and $188,624                                    583,193         513,290
  Inventories                                       405,340         436,947
  Prepaid expenses and other current assets         279,904         311,692
                                                -----------     -----------
                                                  3,705,612       4,677,722

PROPERTY AND EQUIPMENT, net                       3,613,678       4,029,754

GOODWILL                                            221,651         412,781

OTHER INTANGIBLES                                   525,316       1,143,719

OTHER ASSETS                                        317,034         523,125
                                                -----------     -----------
                                                 $8,383,291     $10,787,101
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt              $   67,925     $    61,892
  Accounts payable                                  401,729       1,435,707
  Accrued expenses                                1,047,851       1,256,167
  Unpaid winning tickets                            910,207       1,888,424
  Customer deposits and other current liabilities   488,201         990,540
  Net liabilities of business held for sale         176,411             ---
                                                -----------     -----------
                                                  3,092,324       5,632,730
                                                -----------     -----------
LONG-TERM DEBT, less current portion              1,748,592       1,816,517
                                                -----------     -----------
MINORITY INTERESTS                                      ---         116,699
                                                -----------     -----------
REDEEMABLE PREFERRED STOCK -
  2,738 AND 2,500 SHARES                            273,800         250,000
                                                -----------     -----------
STOCKHOLDERS' EQUITY
  Series A preferred stock -
    10% cumulative; $.01 par value;
    authorized:  25,000,000 shares; issued and
    outstanding: 11,924 and 12,924 shares         1,192,400       1,292,400
  Common stock - $.01 par value; authorized:
    25,000,000 shares; issued: 8,137,765 and
    7,885,613 shares, including 239,819 shares
    in 2001 issued in settlement of litigation       81,378          78,857
  Shares to be issued in settlement of litigation
    - 337,500 shares                                    ---       3,587,625
  Additional paid-in capital                     14,380,117      10,709,223

  Accumulated deficit                           (12,057,827)    (12,369,457)
  Less: 61,100 common shares in treasury,
    at cost                                        (327,493)       (327,493)
                                                -----------     -----------
                                                  3,268,575       2,971,155
                                                -----------     -----------
                                                $ 8,383,291     $10,787,101
                                                ===========     ===========

                See notes to consolidated financial statements.

                      AMERICAN WAGERING, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000


                                                       2001            2000
                                                       ----            ----
REVENUES                                        $12,002,389     $12,590,065
                                                -----------     -----------
OPERATING COSTS AND EXPENSES:
  Direct costs                                    7,648,712       8,824,655
  Research and development                          846,736         774,544
  Selling, general and administrative             2,607,231       3,496,096
  Depreciation and amortization                     852,337         807,076
  Asset impairment provision                        258,250         201,341
                                                -----------     -----------
                                                 12,213,266      14,103,712
                                                -----------     -----------

OPERATING LOSS                                     (210,877)     (1,513,647)

OTHER INCOME (EXPENSE):
  Interest income                                    60,683          49,954
  Interest expense                                 (178,817)       (160,009)
  Litigation judgments and settlements              981,856              --
  Minority interests in net income (loss)
    of subsidiaries                                  (5,624)        102,421
  Other, net                                        (12,253)        101,079
                                                -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS            634,968      (1,420,202)
                                                -----------     -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS         (170,939)         96,232

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS              --         554,868
                                                -----------     -----------
                                                   (170,939)        651,100
                                                -----------     -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                    464,029        (769,102)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                              --         (45,429)
                                                -----------     -----------
NET INCOME (LOSS)                               $   464,029        (814,531)
                                                ===========     ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Income (loss) from continuing operations      $      0.06     $     (0.20)
                                                ===========     ===========
  Income (loss) from discontinued operations    $     (0.02)    $      0.08
                                                ===========     ===========
  Cumulative effect of change in accounting
    principle                                   $        --     $     (0.01)
                                                ===========     ===========
  Net income (loss)                             $      0.04     $     (0.13)
                                                ===========     ===========

                See notes to consolidated financial statements.

                       AMERICAN WAGERING, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
             FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

                        Preferred Stock         Common Stock          Treasury
Stock          Settlement of        Additional   Earnings

Litigation         Paid-in      Accumulated    Total
                       Shares     Dollars     Shares     Dollars     Shares
Dollars     Shares     Dollars     Capital      Deficit        Equity
                       ------     -------     ------     -------     ------
-------     ------     --------    -------      -------        ------
BALANCE
January 31, 1999       18,924  $1,892,400  7,885,613     $78,857    (61,100)
$(327,493)        --           -- $14,296,848  $(11,377,948) $ 4,562,664

Preferred Stock
Dividends                  --          --         --          --         --
--         --           --          --      (176,978)    (176,978)

Reclassified to
Redeemable
Preferred Stock        (2,500)   (250,000)        --          --         --
--         --           --          --            --     (250,000)

Redemption and
Retirement of
Preferred Stock        (3,500)   (350,000)        --          --         --
--         --           --          --            --     (350,000)

337,500 Shares to
be Issued in
Settlement of
Litigation                 --          --         --          --         --
--    337,500 $  3,587,625  (3,587,625)           --            --

Net Loss                   --          --         --          --         --
--         --           --          --      (814,531)    (814,531)
--------------------------------------------------------------------------------
----------------------------------------------------------------------
BALANCE
January 31, 2000       12,924  $1,292,400  7,885,613     $78,857    (61,100)
$(327,493)   337,500 $  3,587,625  $10,709,223 ($12,369,457)  $2,971,155

Preferred Stock
Dividends                  --          --         --          --         --
--         --           --           --     (152,399)    (152,399)

Stock Options              --          --         --      12,333        123
--         --           --       85,667           --       85,790

Reclassified to
Redeemable
Preferred Stock          (238)    (23,800)        --          --         --
--         --           --           --           --      (23,800)

Redemption of
Preferred Stock          (762)    (76,200)        --          --         --
--         --           --           --           --      (76,200)

Shares to
be Issued in
Settlement of
Litigation                 --          --    239,819       2,398         --
--   (337,500)  (3,587,625)   3,585,227           --           --

Net Income                 --          --         --          --         --
--         --           --          --       464,029      464,029
--------------------------------------------------------------------------------
----------------------------------------------------------------------
BALANCE
January 31, 2001       11,924  $1,192,400  8,137,765     $81,378    (61,100)
$(327,493)         0  $         0 $14,380,117  ($12,057,827)  $3,268,575
                       ======  ==========  =========     =======    =======
=========   ========  =========== ===========  ============   ==========

See notes to consolidated financial statements


                      AMERICAN WAGERING, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000



                                                       2001            2000
                                                       ----            ----

OPERATING ACTIVITIES
  Net cash provided by (used in)
    operating activities                       $   (437,627)    $   680,186

INVESTING ACTIVITIES
  Investment in restricted deposits                (236,416)       (350,000)
  Withdrawals of restricted deposits                350,000              --
  Purchase of property and equipment               (227,916)       (693,988)
  Proceeds from sale of assets                           --       3,809,392
  Decrease in short-term investments                     --         483,671
  Deposits and other assets                              --        (557,439)
                                               ------------     -----------
  Net cash provided by (used in)
    investing activities                           (114,332)      2,691,636
                                               ------------     -----------
FINANCING ACTIVITIES
  Repayment of long-term debt                       (61,892)     (2,442,769)
  Redemption of preferred stock                     (76,200)       (350,000)
  Dividends                                        (152,399)       (176,978)
  Proceeds from stock options exercised              85,790              --
                                                -----------     -----------
  Net cash used in financing activities            (204,701)     (2,969,747)
                                               ------------     -----------
CASH USED IN DISCONTINUED OPERATIONS               (108,374)       (412,845)
                                               ------------     -----------
CHANGE IN CASH
  Net decrease in cash                             (865,034)        (10,770)
  Cash at beginning of period                     3,065,793       3,076,563
                                               ------------     -----------
  Cash at end of period                        $  2,200,759     $ 3,065,793
                                               ============     ===========


              See notes to consolidated financial statements.

                      AMERICAN WAGERING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2001


1.   Nature of Operations and Background Information

Business Activities

     American Wagering, Inc. and subsidiaries, (collectively, the Company), owns and operates 42 race and sports wagering facilities (books) in leased space within casinos throughout the State of Nevada. In addition, the Company design, sells, installs, and maintains computerized race and sports book systems, including wagering by telephone, and designs and operates computerized keno systems in Nevada. The Company is also in the process of divesting of an Internet wagering operation located in Canberra, Australia (See Note 8). Certain hotel, food and beverage operations were discontinued in June 1999 and the operation of 65 slot and other electronic gaming devices were discontinued in December 2000.

Concentrations

     Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the Western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. In addition, approximately 85% of the Company's wagering revenues relate to the Nevada books, and more than one-third of that is derived from professional football events. If the professional football season were to be interrupted, for example, due to a strike, this likewise could have a significant adverse impact on future operations. Management also estimates that approximately 27% of the Company's Nevada wagering relates to college sports and, therefore, the passage of certain legislation pending in Congress could have a material adverse impact upon future operations. Because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations. The Company manages its concentrations of credit risk by evaluating the credit worthiness of systems customers before extending credit and by perfecting and using, when necessary, security interests in the hardware and software. In establishing an allowance for doubtful collection, if any, the Company considers the customer, the relative strength of the Company's legal position, the related cost of any proceedings, and general economic conditions. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances provided.

2.   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of American Wagering, Inc. (the Company) and its subsidiaries, Leroy's Horse and Sports Place (Leroy's), Computerized Bookmaking Systems, Inc. (CBS), AWI Keno, Inc. (AWIK), AWI Sports Systems, Inc. (AWISSI), Secured Telephone Operating Platform, Inc. (STOP), Mega$ports (ACT) Pty Ltd. (Mega$ports (ACT)), and three inactive subsidiaries. Mega$ports (ACT) principal asset is the Internet wagering operating that is being divested. The three inactive subsidiaries include Leroy's Hotel Corporation (LHC) and subsidiary which owned and operated a 150-room hotel and restaurant in Las Vegas, Nevada until sold in June 1999, Mega$ports, Inc. which discontinued a pari-mutuel sports betting operation and system it developed in March 2000, and AWI Hotel Systems, Inc. (AWIHSI) which held the rights to certain hotel systems until sold in June 2000. All subsidiaries are 100%-owned since June 2000 when the Company acquired the remaining minority interest in AWISSI (49%) and AWIHSI (20%). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Use of Estimates

     Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods. Setting and adjusting betting lines on sporting events that had not yet taken place as of the most recent balance sheet date might change materially before the event and within one year.

Cash Equivalents

     Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents as January 31, 2001 is $301,416 restricted to meet certain Nevada ($100,000) and foreign ($65,000) regulatory requirements and to bond certain litigation appeals ($130,000) and tax liabilities ($6,416). The foreign regulatory deposit is included in net liabilities of business held for sale. Excluded from cash and cash equivalents as of January 31, 2000 is $350,000 restricted to meet certain Nevada ($250,000) and foreign ($100,000) regulatory requirements.

Inventories

     Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market. Property and Equipment Property and equipment (Note 3) is stated at cost, net of accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets

     As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company's primary computerized race and sports book systems product. Goodwill is amortized on a straight-line basis over the expected period of benefit (2 years remaining as of the most recent balance sheet date).

     Other intangible assets consist of agreements restricting potential competitors, trademarks, software and rights for manufacturing and distribution that are amortized on a straight-line basis over their estimated useful lives or contract terms from two years to in perpetuity.

     Goodwill and other intangible assets are evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company, and resulted in write-downs and charging operations $258,250 and $201,341 in 2001 and 2000, including the immaterial write-down of certain other long-lived assets in 2001.

Revenue Recognition

     Fixed odds race and sports wagering revenue is the net win from wagering activities, which is the difference between wagering wins and losses. Wagers accepted on future events are reflected as liabilities (included in customer deposits) until the outcome is known. Wagering revenues also includes commissions earned on pari-mutuel race and sports wagers.
Systems sales are recognized when the software and hardware are installed at the customer's location. Maintenance fee revenue is recognized evenly over the term of the contract.

Start-up Costs

Organization costs incurred by the Company prior to February 1, 1999 were capitalized and charged to income over a period of five years upon commencement of operations. In April 1998, the American
Institute of Certified Public Accountants issued Statement of
Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires companies to expense costs of start-up activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company adopted the statement on February 1, 1999. Upon adoption, the Company reported the initial adoption as a cumulative effect of a change in accounting principle of $45,429 for fiscal year ended January 31, 2000.

Advertising

     The Company expenses all costs associated with advertising as incurred. Advertising expenses included in selling, general, and administrative expense was $157,814 and $276,119 for 2001 and 2000.

Stock-based Compensation

     The Company accounts for stock-based employee compensation using the intrinsic value method in Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

Foreign Currency Translation

     Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the year. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a component of comprehensive income. Gains and losses from foreign currency transactions are included in direct costs as a component of operating expenses. The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Gains and losses from both foreign currency translation and foreign currency transactions for the Fiscal years ending January 31, 2001 and 2000, were not material.

Net Income (loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income (loss) is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconciles net income (loss) and weighted average shares outstanding used to calculate basic income (loss) per share to those used to calculate diluted net income (loss) per share:


Effect of adjustments to net income (loss)

                                         2001                  2000
                                         ----                  ----

Net income (loss)                 $   464,029           $  (814,531)
Preferred stock dividends            (152,399)          $  (176,978)
                                  -----------           -----------
Net income (loss), diluted        $   311,630           $  (991,509)
                                  ===========           ===========

Basic and diluted weighted
  average shares outstanding        7,932,067             7,824,513
                                  ===========           ===========

Financial Instruments

     The Company's financial instruments consist of cash, certificates of deposit, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash and short-term investments are diversified among security types and issuers, and approximate fair value. The fair values of financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values and the carrying value of notes receivable and long-term debt are not materially different from their carrying values due to the instruments interest rates approximating market rates for similar borrowings at January 31, 2001 and 2000.

Reclassifications

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the Companys' net loss.

3.   Property and Equipment

Property and equipment consists of the following as of January
31, 2001 and 2000:

                                                       2001           2000
                                                       ----           ----
Land                                            $   575,000    $   575,000
Building/Improvements                             2,139,919      2,139,919
Equipment, furniture and fixtures                 2,478,045      3,698,089
Other                                                 6,200        115,960
                                                -----------    -----------
                                                  5,199,164      6,528,968
Accumulated depreciation                         (1,585,486)    (2,499,214)
                                                -----------    -----------
                                                $ 3,613,678    $ 4,029,754
                                                ===========    ===========

4.   Accrued Expenses

Accrued expenses consist of the following as of January 31, 2001 and 2000:

                                                       2001           2000
                                                       ----           ----
Payroll and related                             $   416,213    $   448,695
Provision for litigation losses                     518,141             --
Royalties                                                --        319,128
Other                                               113,497        488,344
                                                -----------    -----------
                                                 $1,047,851    $ 1,256,167
                                                ===========    ===========

5.   Long-term Debt

     Long-term debt consists of an 8% mortgage note payable in equal monthly installments of principal and interest through 2015, collateralized by real property. As of January 31, 2001, annual maturities of total long-term debt for the next 5 years range from approximately $70,000 to $90,000 per year.

6.   Series A Preferred Stock

     In December 1998, the Company repaid shareholder notes of $1,892,424 with 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate per share of 10%. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, 762 shares ($76,200) and 3,500 shares ($350,000) were redeemed for cash in 2001 and in 2000.
The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. A management shareholder has forgone his redemption rights for an indefinite period and the affected shares have been reclassified to redeemable preferred stock and may be put to the Company for redemption at any time.

7.   Capital Stock and Stock Options

     The Company's Board of Directors has approved a program to repurchase up to 250,000 shares of the Company's Common Stock from time to time in the open market. As of January 31, 2001, 61,100 shares had been repurchased. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

     At both January 31, 2001 and 2000, the Company had in effect stock option plans under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 575,000 and

20,000 shares, respectively. Options granted have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 to 10 years and generally become exercisable on a single date from 3 to 5 years from the date of grant.

	Management is in the process of completing formal documentation for preparing amendments to the plans and intends to replace all outstanding options for options in the revised plans.

     Summarized information regarding the options by recipient category follows:

                                                 Employees
                               ----------------------------------------------
                                          2001                 2000
                               ----------------------------------------------
                                              Wtd Avg                 Wtd Avg
                                             Exercise                Exercise
                               Number          Price      Number       Price
                               ------        --------     ------     --------
Outstanding at the
  beginning of the year       208,967           $6.68    248,867        $7.02
                                4,800           $8.10      4,100        $6.97
  Granted                          --              --      1,000         5.00
                                    0              --        700         9.98
  Exercised                   (12,333)           5.38         --           --
                                    0              --         --           --
  Forfeited                  (116,200)           5.79    (40,900)        8.40
                                    0              --         --           --
  Expired                           0              --         --           --
                                    0              --         --           --

Outstanding at the
  end of the year              80,434            6.63    208,967        $6.74
                               ======        ========    =======     ========
Exercisable at the
  end of the year              43,400           $8.94    139,167        $7.22
                               ======        ========    =======     ========
Weighted average fair value
  of options granted on
  grant date                                    $6.63                   $4.82
                                             ========                ========
Options available for grant
  at the end of the year      494,566                    366,033
                               ======                    =======


                                                 Directors
                               ----------------------------------------------
                                          2001                 2000
                               ----------------------------------------------
                                              Wtd Avg                 Wtd Avg
                                             Exercise                Exercise
                               Number          Price      Number       Price
                               ------        --------     ------     --------
Outstanding at the
  beginning of the year         4,800           $8.10      4,100        $6.97
  Granted                           0              --        700         8.88
  Exercised                         0              --         --           --
  Forfeited                         0              --         --           --
  Expired                           0              --         --           --

Outstanding at the
  end of the year               4,800            8.10      4,800        $7.25
                               ======        ========    =======     ========
Exercisable at the
  end of the year              43,400           $8.94    139,167        $6.97
                                4,800            8.10      4,100         7.70
                               ======        ========    =======     ========
Weighted average fair value
  of options granted on
  grant date                                    $8.10                   $8.88
                                             ========                ========

Options available for grant
  at the end of the year       15,200                     15,200
                               ======                    =======


                                                       Average
                           Options                   Contractual
                           Outstanding at   Exercise Life Remaining Options
                           January 31, 2001  Price    (Years)     Exercisable
                            ---------------- --------  ---------- -----------
                                   1,000      $   5.00     3.80          0
                                  36,034      $   5.13     2.49          0
                                   2,000      $   5.89     7.40      2,000
                                     700      $   6.56     8.01        700
                                     700      $   6.69     7.00        700
                                   2,000      $   6.88     0.55      2,000
                                  30,000      $   8.13     0.45     30,000
                                     700      $   8.88     9.01        700
                                  11,400      $   9.25     1.09     11,400
                                     700      $  10.75     6.00        700
                                  ------                            ------
                                  85,234                            48,200
                                  ======                            ======


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

The Company has elected to continue to account for employee stock options under APB 25. Accordingly, no material compensation cost has been recognized in 2001 and 2000.

     The following table discloses the Company's proforma net income
(loss) and net income (loss) per share using the alternative "fair value-based approach" described in Statement of Financial Accounting Standards No. 123, Stock Based Compensation. Under a fair-value based approach, all options are considered compensatory, measured at the grant date and compensation determined using an option-pricing model. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. These assumptions are not listed for 2001 since no options were granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted:



                                   Year ended             Year ended
                                January 31, 2001       January 31, 2000
                                ----------------       ----------------
Net income (loss)
  As reported                      $   311,628            $  (991,509)
  Proforma                            (252,553)            (1,209,647)

Basic and diluted net
 income (loss) per share
  As reported                            (0.04)                  (.13)
  Proforma                               (0.03)                  (.16)

Weighted-average assumptions
  Expected stock price volatility                              181.17%
  Risk-free interest rate                                        6.30%
  Expected option lives                                        5 years

8.   Commitments and Contingencies

Litigation Judgments and Settlements, Net

     In 1998, the Company filed a complaint against Autotote Corporation and Autotote Systems, Inc. for infringement of copyrights. In July 2000, a settlement was reached where the Company received $540,000 in cash and was relieved of an obligation to pay accrued royalties of approximately $360,000. In a related settlement with a customer of Autotote Systems, the Company granted, subject to Nevada regulatory approval, a perpetual, nonexclusive license to the customer and received a one-time fee of $600,000.

     Since 1995, the Company has been in litigation with Michael
Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The
Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In
February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000 a judgement was entered. In addition to $756,340 paid by the Company to the individual in September of 1997, the judgement required the Company to issue him 239,819 common shares, currently held by the Court. At January 31, 2000 the Company had reserved 337,500 shares for the issuance in this matter. The judgement applied a portion of the amount previously paid to reduce the number of shares to be issued to 239,819. The trial court valued the award at $2,025,000 based upon an assumed stock price of $6 per share. Mr. Racusin has appealed claiming that only a cash remedy at a higher price per share ($9) is appropriate. The Company has cross-appealed believing that the award was excessive for a variety of reasons.

     In addition, the Company has been involved in litigation with Imagineering Systems, Inc since March 1998. In October 2000, a verdict was rendered and later a judgment entered in favor of Imagineering totaling $1,397,000. Imagineering subsequently agreed to a Court directed alternative to reduce this amount to $897,000. The Company intends to bond an appeal and believes, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than the reduced judgment. The ultimate disposition of certain issues involved in the Racusin and Imagineering matters cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded an allowance for probable losses equal to the lower end of the estimated probable loss range (Note 4) and periodically revises these estimates as facts and circumstances change.

     The Company is also currently a defendant in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of these actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

Current Year Earnings

	The Company's "Consolidated Statements of Operations for the Years Ended January 31, 2001 and 2000" (see attached financial statements) indicate a Net Income in the amount of $464,029 for the year ended January 31, 2001. The primary source of this net income, however, is litigation judgments and settlements (chiefly, Autotote Systems, Inc. and Hippodromo De Agua Caliente, De C.V.; refer to "Autotote Systems, Inc." in the "Legal Proceedings" section) in the amount of $981,856. Without these nonrecurring litigation judgments and settlements, the Company would have experienced a net loss in the amount of ($517,827).

Internet Wagering Disciplinary Action

     In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the internet from a patron who was physically located in Las Vegas, Nevada and that such action violated of both federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest of all of its interests in its internet wagering operations by January 27, 2001, subject if necessary, to three possible 60-day extensions. In January 2001, the Company entered into an agreement to sell its Internet wagering operation to an Australia company for $2,500,000 (AUD). The prospective purchaser has since been approved by Australian regulators to acquire the business but has been unable to meet the payment schedule called for in the agreement. The Company and the prospective purchaser are attempting to negotiate mutually acceptable revised terms, although there is no assurance that an agreement can be reached. In the event the parties cannot agree, the prospective purchaser would forfeit approximately $125,000 (AUD) of earnest money, and the Company may have to request additional extensions of time to divest.

     Management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company's future financial position or operations.

Operating Leases

     The Company has operating lease commitments for the majority of its race and sports book locations. Rent expense for all operating leases was approximately $503,000 and $629,000 during the operating periods presented. The Company also paid pursuant to a cancelable lease $187,000 in 2001 and $246,000 in 2000, included in rent expense above, to a company whose board of directors includes a shareholder and former director of the Company.
Future minimums lease payments under non-cancelable operating leases total $137,196 for 2002 and $78,895 for 2003.

     The Company also leases a portion of its office building to a tenant under a non-cancelable operating lease. Rental income included in other income for the operating periods presented and minimum future rentals through 2002 total approximately $102,000 annually.

Discontinued Operations

     In November 2000, the Company decided to discontinue its casino gaming operations, consisting of 65 electronic gaming devices and slot machines and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the closing date of the casino. The Company also recorded an asset valuation allowance of $65,518. The net current assets of the discontinued segment totaled $0 and $112,026 as of January 31, 2001 and 2000, respectively, and are principally included in current assets. There were no long-term liabilities associated with the discontinued segment and its other assets are not material. Condensed operating results of the casino for the years ended January 31, 2001 and 2000, respectively, consisted of revenues of $513,698 and $676,827, expenses and provisions of $684,637 and $580,595, and net income (loss) of ($170,939) and $96,232.

     Pursuant to the sale of the Company's hotel, food and beverage segment, certain litigation was settled with the lessor of the underlying land at a cost of approximately $135,000.

Management Plans

     For each of the 3 years in the period ending January 31, 2000 the Company experienced significant losses from continuing operations compared to income of $634,968 for the year ended January 31, 2001. Although the Company continues to face challenges in 2002, management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. While there is no assurance that management's plans will be successful, various programs have and will be initiated in 2002 aimed at building cash liquidity to fund possible effects of seasonality of sports betting, timing of system sales, and the possible effects of the proposed legislation to ban wagering on amateur athletic events. The Company, however, has negative cash flow exposures due to potential litigation judgments (chiefly, Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"); loss of the appeal on either or both of these matters could have a significant negative impact on the Company's existing cash balances and anticipated cash flows.


9.   Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

                                             January 31        January 31
                                                2001              2000
                                             ----------        ----------
Current Deferred Tax Assets
   Net operating loss carry forward         $ 1,892,766       $ 1,909,813
   Write down of investment                         ---         1,143,862
   Restructuring charges                            ---           156,755
   Other                                        194,362           191,729
                                             ----------        ----------
                                            $ 2,087,128       $ 3,402,159
Valuation allowance                          (2,087,128)       (3,402,159)
                                             ----------        ----------
                                            $        --       $        --
                                             ==========        ==========


     On January 31, 2001 and 2000, the Company recorded a valuation allowance of $2,087,128 and $3,402,159 respectively.
The zero percent effect tax rate provided for in 2001 and 2000 differs from that computed at the federal statutory corporate tax rate of 34% as a result of the valuation allowances.

     At January 31, 2001, the Company had tax net operating loss carry forwards of $ 5,566,958 of which $1,995,097 will expire in 2013 and $1,057,179 will expire in 2019, and $2,514,682 will expire in 2020.

10.   Business Segments

     The Company conducts business with customers through 3 business segments, Wagering Unit, Systems Unit, and Keno Unit.
Its Wagering Unit (Wagering) operates 42 race and sports books throughout Nevada, and an Internet and telephone betting operation located in Canberra, Australia, that it has agreed to divest of by January 27, 2001 (subject to three possible 60-day extensions). The company's Systems Unit (Systems) designs, markets, installs and maintains sports and race book systems for the sports betting industry. The Keno Unit (Keno) operates keno games in 3 locations in Nevada.

     Amounts for 2000 presented below have been reclassified to conform to the 2001 presentation, including the elimination of the discontinued casino segment. Financial performance measurements for Wagering, Systems, Keno, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.

                                                       2001           2000
                                                       ----           ----
Revenues
  Wagering                                     $  7,567,716   $  7,791,451
  Systems                                         4,232,886      4,760,793
  Keno                                              201,787         37,821
                                               ------------   ------------
                                               $ 12,002,389   $ 12,590,065
                                               ============   ============
Research and Development                       $    846,736   $    774,544
                                               ============   ============
Depreciation

  Wagering                                     $    216,187   $    311,730
  Systems                                           417,316        428,978
  Keno                                              205,430         32,940
  SG & A                                             13,394         33,429
  Discontinued Operations - Casino                    5,299          8,330
                                               ------------   ------------
                                               $    857,636   $    815,407
                                               ============   ============
Operating Income (loss)
  Wagering                                     $  2,176,166   $  1,394,329
  Systems                                           396,386        (62,063)
  Keno                                             (927,881)      (864,856)
  SG&A			                         (1,846,548)    (1,981,057)
                                               ------------   ------------
                                               $   (201,877)  $ (1,513,647)
                                               ============   ============
Capital Expenditures
  Wagering                                     $     31,316   $    342,520
  Systems                                            30,458   $    108,204
  Keno                                              163,147        198,258
  SG & A                                              2,995         30,829
  Discontinued Operations - Casino                       --         14,177
                                               ------------   ------------
                                               $    227,916   $    693,988
                                               ============   ============
Identifiable Assets
  Wagering                                     $  2,301,438   $  3,943,319
  Systems                                         4,296,418      5,070,161
  Keno                                              715,131        931,045
  SG&A                                            1,070,304        842,576
                                               ------------   ------------
                                               $  8,383,291   $ 10,787,101
                                               ============   ============

11.   Supplementary Cash Flow Information

                                                       2001           2000
                                                       ----           ----
Reconciliation of net income (loss) to net
  cash provided by (used in operating activities)
Net income (loss)                              $    464,029   $   (814,531)
Depreciation and amortization                       857,636        815,407
Provision for doubtful accounts                    (156,641)       110,329
Provision for inventory obsolescence                152,872        104,545
Loss on asset dispositions                           70,810             --
Impairment of long-lived assets                     258,250        201,341
Minority interest                                     5,624       (102,421)
Discontinued operations - excess reserve                 --       (213,465)
Gain on sale of discontinued operations                  --       (341,403)
Cash used in discontinued operations                108,374             --
Cumulative effect of change in accounting
  principle                                              --         45,429
Decrease (increase) in operating assets:
  Accounts receivable                                86,738       (451,573)
  Inventories                                      (121,265)       182,894
  Prepaid expenses                                   31,788        232,520
  Other assets                                      350,597         (6,932)

Increase (decrease) in operating liabilities:

  Accounts payable                               (1,033,978)       757,640
  Accrued expenses                                 (208,316)       537,235
  Unpaid winning tickets                           (978,217)      (659,757)
  Customer deposits and other                      (502,339)       282,928

  Net liabilities held for sale                     176,411             --
                                               ------------   ------------
Net cash provided by (used in)
  operating activities                         $   (437,627)  $    680,186
                                               ============   ============
Cash paid for interest                         $    166,707   $    157,181
                                               ============   ============

SUPPLEMENTAL DISCLOURES OF NON-CASH ACTIVITIES
Fiscal Year ended January 31, 2001 Transactions-
During Fiscal 2001, the Company unreserved 337,500 shares of Common Stock in settlement of litigation and issued 239,819 shares of Common Stock pursuant to a final judgement. (Note 8)

Fiscal Year ended January 31, 2000 Transactions -
During Fiscal 2000, the Company reserved 337,500 shares of Common Stock in settlement of litigation based on initial jury verdict.


12.   Fourth Quarter Adjustments (Unaudited)

     During the fourth quarter of fiscal year ended January 31, 2001, the Company made the following changes in accounting estimates:

Increased provision for asset valuation impairment            $ 258,250
Decreased provision for litigation judgments                    (98,338)
                                                              ---------
Decrease in net income                                        $ 159,912
                                                              =========

Item 13.   Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number    Description

3.1       Amended and Restated Articles of Incorporation
          (Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form SB-2,
          File No. 33-80431)

3.2       Certificate of Designations, Preferences and Rights of
          Series A Preferred Stock (Incorporated by reference to
          Exhibit 3.1 to the registrant's Form 8-K filed
          December 10, 1998)

3.3 By-Laws (Incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form SB-2,
          File No. 33-80431)

10.1**    Employment Agreement between the registrant and Victor
          Salerno (Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form SB-2, File 33-80431)

10.2** Registrant's 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the registrant's Registration Statement on Form SB-2, File 33-80431)

10.3**    Directors Stock Option Plan (Incorporated by reference to
          Exhibit 10.4 to the registrant's Registration Statement on Form SB-2, File 33-80431)

10.4 Restated Promissory Note by Leroy's in favor of Victor Salerno (Incorporated by reference to Exhibit 10.7.1 to the registrant's Form 10-KSB for fiscal year ended January 31, 1997)

10.5 Restated Promissory Note by Leroy's in favor of Judith Salerno (Incorporated by reference to Exhibit 10.7.2 to the registrant's Form 10-KSB for fiscal year ended January 31, 1997)

10.6 Restated Promissory Note by Leroy's in favor of Robert Ciunci (Incorporated by reference to Exhibit 10.7.5 to the registrant's Form 10-KSB for fiscal year ended January 31, 1997)

10.7 Form of Management Agreement between the registrant and each subsidiary (Incorporated by reference to Exhibit 10.8 to the registrant's Registration Statement on Form SB-2, File No. 33-80431)

10.8 Form of Tax Indemnity Agreement among Leroy's Horse and Sports Place, Inc., Leroy's Hotel Corporation, B-P Gaming Corporation and the Original Stockholders (Incorporated by reference to Exhibit 10.9 to the registrant's Registration Statement on Form SB-2, File No. 33-80431)

10.10 Form of Consolidated Income Tax Return Sharing Agreement among the registrant and its subsidiaries (Incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form SB-2, File No. 33-80431)

21*       Subsidiaries

23.1*     Consent of Piercy, Bowler, Taylor and Kern

23.2*     Consent of Arthur Anderson LLP

----------------
*         Filed herewith
** Constitutes a management contract or a compensatory plan or arrangement

(b)     Reports on Form 8-K

        On November 17, 2000, the Company
        filed a Form 8-K with respect to Item 4.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN WAGERING, INC.


                                    By: /s/ Victor Salerno
                                        ----------------------------
                                        Victor Salerno,
                                        President and Chief Executive Officer

     In accordance with the requirements of the Exchange
Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                    Title                          Date
---------                    -----                          ----
/s/ Victor Salerno     President; Chief Executive       June 4, 2001
---------------------
Victor Salerno         Officer; Director

/s/ Timothy Lockinger  Chief Financial Officer,         June 4, 2001
---------------------  Secretary, Treasurer and
Timothy Lockinger      Director


/s/ W. Larry Swecker   Director                         June 4, 2001
---------------------
W. Larry Swecker


/s/ Judith Salerno     Director                         June 4, 2001
---------------------
Judith Salerno