Form 10QSB
period 2001-04-30
AMERICAN WAGERING INC
filed 2001-06-14
CIK 1005214

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-QSB

               [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                           COMMISSION FILE NO. 000-20685


                              AMERICAN WAGERING, INC.
                              -----------------------
                (Exact name of Registrant as specified in its charter)


                   Nevada                              88-0344658
                   --------                            -------------
         (State or other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

                      675 Grier Drive, Las Vegas, Nevada 89119
                      ----------------------------------------
                      (Address of Principal Executive Offices)

                                  (702) 735-0101
                                  ---------------
                   (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
      ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                   Outstanding as of April 30, 2001
            -----                   ---------------------------------
  Common Stock, $.01 par value                 8,076,665

                      AMERICAN WAGERING, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

Item 1.Financial Statements:                                    Page
                                                                -----
Consolidated Balance Sheets - April 30, 2001 (Unaudited) and
January 31, 2001                                                  2
Consolidated Statements of Operations -Three Months Ended
April 30, 2001 and 2000 (Unaudited)                               3
Consolidated Statements of Cash Flows - Three Months Ended
April 30, 2001 and 2000 (Unaudited)                               4
Notes to Consolidated Financial Statements (Unaudited)          5-8

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9-10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                   11-13

Item 2.    Changes in Securities                                  13

Item 3.    Defaults upon Senior Securities                        13

Item 4.    Submission of Matters to a Vote of Security Holders    13

Item 5.    Other Information                                      13

Item 6.    Exhibits and Reports on Form 8-K                       14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             AMERICAN WAGERING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                       April 30, 2001
                                         (Unaudited)   January 31, 2001
                                         -----------   ----------------
ASSETS

CURRENT ASSETS
   Cash                                  $ 2,084,519      $ 2,200,759
   Restricted deposits                       238,002          236,416
   Accounts receivable, net of allowance
   for doubtful accounts of  $31,983         274,318           583,193
   Inventories                               403,547           405,340
   Prepaid expenses and other current
   assets                                    279,290           279,904
                                           ---------        ----------
                                           3,279,676         3,705,612

PROPERTY AND EQUIPMENT, net                3,632,181         3,613,678

GOODWILL                                     192,170           221,651

OTHER INTANGIBLES                            482,875           525,316

OTHER ASSETS                                 340,816           317,034
                                           ---------         ---------
                                         $ 7,927,718       $ 8,383,291
                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt     $    69,293       $    67,925
   Accounts payable                          424,110           401,729
   Accrued expenses                        1,064,262         1,047,851
   Unpaid winning tickets                    393,754           910,207
   Customer deposits and other
   current liabilities                       678,769           488,201
   Net liabilities of business held
   for sale                                  188,230           176,411
                                           ---------         ---------
                                           2,818,418         3,092,324
                                           ---------         ---------

LONG-TERM DEBT, less current portion       1,730,747         1,748,592
                                           ---------         ---------

REDEEMABLE PREFERRED STOCK - 2,738  SHARES   273,800           273,800
                                           ---------         ---------

STOCKHOLDERS' EQUITY
  Series A preferred stock -10%
    cumulative; $.01 par value;
    authorized: 25,000,000 shares;
    issued and outstanding: 11,924
    shares                                 1,192,400         1,192,400
  Common stock - $.01 par value;
    authorized: 25,000,000 shares;
    issued: 8,137,765 shares, including
    239,819 shares issued in settlement
    of litigation                             81,378            81,378
  Additional paid-in capital              14,380,117        14,380,117
  Accumulated deficit                    (12,221,649)      (12,057,827)
  Less 61,100 common shares in
    treasury, at cost                       (327,493)         (327,493)
                                         ------------      ------------
                                           3,104,753         3,268,575
                                         ------------      ------------
                                       $   7,927,718     $   8,383,291
                                         ===========       ============
See notes to consolidated financial statements.

                            AMERICAN WAGERING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED APRIL 30,
                                  (UNAUDITED)


                                           2001               2000
                                           ----               ----

REVENUES
                                       $ 2,301,523        $ 2,863,850
                                         ---------          ---------

OPERATING COSTS AND EXPENSES:
   Direct costs                          1,577,671          2,249,492
   Research and development                198,185            305,298
   Selling, general and
     administrative                        490,230            787,158
   Depreciation and amortization           154,944            226,351
                                         ---------          ---------
                                         2,421,030          3,568,299
                                         ---------          ---------

OPERATING LOSS                            (119,507)          (704,449)

OTHER INCOME (EXPENSE):
   Interest income                          21,838              6,069
   Interest expense                        (37,843)           (49,541)
   Other, net                                7,938             (2,819)
                                         ----------          ---------
LOSS FROM CONTINUING OPERATIONS           (127,574)          (750,740)

INCOME FROM DISCONTINUED OPERATIONS           --               50,942

NET LOSS                               $  (127,574)       $  (699,798)
                                        ===========        ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss from continuing operations     $   (  0.02)       $     (0.09)
                                        ===========        ===========

   Income from discontinued operations $      ----        $      ----
                                        ===========        ===========

   Net Loss                            $     (0.02)       $     (0.09)
                                        ===========        ===========

See notes to consolidated financial statements.

                            AMERICAN WAGERING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED APRIL 30,

                                           2001               2000
                                           ----               ----
OPERATING ACTIVITIES
   Net cash provided by (used in)
     operating activities              $   107,996        $(1,185,279)

                                        ----------         -----------
INVESTING ACTIVITIES
   Investment in restricted deposits        (1,586)             --
   Purchase of property and equipment     (181,905)          (186,528)
   Proceeds from sale of assets             13,348              --
   Deposits and other assets                  --               (8,620)
                                        -----------        -----------
   Net cash used in investing activities  (170,143)          (195,148)
                                        -----------        -----------

FINANCING ACTIVITIES
   Repayment of long-term debt             (17,845)           (14,387)
   Stock option exercise                      --               85,791
   Dividends                               (36,248)           (38,116)
   Redemption of Preferred Stock              --              (26,200)
                                        -----------        -----------
   Net cash provided by (used in)
     financing activities                  (54,093)             7,088
                                        -----------         ----------

CHANGE IN CASH
   Net decrease in cash                   (116,240)        (1,373,339)
   Cash at beginning of period           2,200,759          3,415,793
                                        -----------        -----------
   Cash at end of period               $ 2,084,519        $ 2,042,454
                                       ============       ============

See notes to consolidated financial statements.

                            AMERICAN WAGERING, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, previously filed with the Securities and Exchange Commission. The consolidated balance sheet at January 31, 2001, was derived from the audited financial statements included therein. All significant inter-company accounts and transactions have been eliminated in the consolidation.

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Internet Wagering Disciplinary Action

     In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated both Federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest of all of its interests in its Internet wagering operations by January 27, 2001, subject, if necessary, to three possible 60-day extensions. In January 2001, the Company entered into an agreement to sell its Internet wagering operation to an Australia company for $2,500,000 (AUD). The prospective purchaser has since been approved by Australian regulators to acquire the business but has been unable to meet the payment schedule called for in the agreement. The Company and the prospective purchaser are attempting to negotiate mutually acceptable revised terms, although there is no assurance that an agreement can be reached. In the event the parties cannot agree, the prospective purchaser would forfeit approximately $125,000 (AUD) of earnest money.

     The Chairman of the State Gaming Control Board has issued all three
(3) of the possible 60-day extensions, with the current extension due to expire on July 23, 2001. In the event the divestiture cannot be completed by that date, management intends to petition the Nevada Gaming commission for an additional time extension. There is no assurance that the Nevada Gaming Commission will grant additional time extensions. Management does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's future financial position or operations. However, failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Internet operation.

3.   Discontinued operations

     In November 2000, the Company decided to discontinue its casino gaming operations, consisting of 65 electronic gaming devices and slot machines and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the closing date of the casino. The Company also recorded an asset valuation allowance of $65,518 in the quarter ended January 31, 2001. The assets and liabilities of the
discontinued segment are not material.    At April 30, 2000, the net
income of the Casino was $50,942 consisting revenues of $169,422 and expenses of $118,480.

4.  Net Loss per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net loss is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconcile net loss and weighted average shares outstanding used to calculate basic loss per share to those used to calculate diluted loss per share:

Effect of adjustments to net loss          Three months ended April 30,
                                           2001                 2000
                                           ----                 ----
Net loss                            $   (127,574)         $   (699,798)
Preferred stock dividends               ( 36,248)         $   ( 38,116)
                                        ---------             ---------
Net loss applicable to common
shareholders                        $   (163,822)         $   (737,914)
                                        =========             =========
Basic and diluted weighted average
shares outstanding                     7,932,067              7,832,891
                                       =========              =========

5.  Business Segments

     The Company conducts business with customers through 3 business segments, "Wagering", "Systems", and "Keno". The Wagering segment operates 42 race and sports books throughout Nevada, and an Internet and telephone betting operation located in Canberra, Australia, that it has agreed to divest of by January 27, 2001 (extended to July 23, 2001 by approval of the Chairman of the State Gaming Control Board). The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. The Keno segment operates keno games in 3 locations in Nevada.

     Amounts presented below for prior periods have been reclassified to conform to the current period presentation, including the elimination of the discontinued casino segment. Financial performance measurements for Wagering, Systems, Keno, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.

                                         Three months ended April 30,
                                          2001                  2000
                                          ----                  ----
Revenues
   Wagering                          $  1,464,204         $  1,401,149
   Systems                                791,623            1,386,243
   Keno                                    45,696               76,458
                                        ---------            ----------
                                     $  2,301,523         $  2,863,850
                                        =========            ==========

Research and Development             $    198,185         $    305,298
                                        =========             =========

Depreciation and Amortization
   Wagering                          $     37,783         $     70,261
   Systems                                 72,419               87,338
   Keno                                    32,337               61,290
   SG&A                                    12,405                7,462
                                         --------              --------
                                     $    154,944         $    226,351
                                         ========              ========

Operating Loss
   Wagering                          $    142,171         $   (122,341)
   Systems                                101,637              298,258
   Keno                                  (159,266)            (314,776)
   SG&A                                  (204,049)            (565,590)
                                         ---------            ---------
                                     $   (119,507)        $   (704,449)
                                         =========            =========

Capital Expenditures
   Wagering                          $     57,108         $     28,317
   Systems                                 87,607               12,734
   Keno                                    10,190              146,063
   SG&A                                    27,000                 (586)
                                         --------             ---------
                                     $    181,905         $     186,528
                                         ========             =========

Discontinued Operations
   Revenues                          $        --          $    169,422
   Operating Income                           --                50,942
   Depreciation                               --                 2,083

                                     April 30, 2001    January 31, 2001
Identifiable Assets
   Wagering                          $  1,357,619        $  2,301,438
   Systems                              4,089,713           4,296,418
   Keno                                   525,275             715,131
   SG&A                                 1,955,111           1,070,304
                                        ---------           ---------
                                     $  7,927,718        $  8,383,291
                                        =========           =========



6.  Litigation

     In 1998, the Company filed a complaint against Autotote Corporation and Autotote Systems, Inc. for infringement of copyrights. In July 2000, a settlement was reached where the Company received $540,000 in cash and was relieved of an obligation to pay accrued royalties of approximately $350,000. In a related settlement with a customer of Autotote Systems, the Company granted, subject to Nevada regulatory approval, a perpetual, nonexclusive license to the customer and received a one-time fee of $600,000.

     Since 1995, the Company has been in litigation with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000, a judgment was entered. In addition to $756,340 paid by the Company to the individual in September of 1997, the judgment required the Company to issue him 239,819 common shares, currently held by the Court. At January 31, 2000, the Company had reserved 337,500 shares for issuance in this matter. The judgment applied a portion of the amount previously paid to reduce the number shares to be issued to 239,819. The trial court valued the award at $2,025,000 based upon an assumed stock price of $6 per share. Mr. Racusin has appealed claiming that only a cash remedy at a higher price per share ($9) is appropriate. The Company has cross-appealed believing that the award was excessive for a variety of reasons.

     In addition, the Company has been involved in litigation with Imagineering Systems, Inc. since March 1998. In October 2000, a verdict was rendered and later a judgment entered in favor of Imagineering totaling $1,397,000 plus attorney fees and costs. Imagineering subsequently agreed to a Court directed alternative to reduce this amount to $897,000 plus attorney fees and costs. The Company has bonded an appeal.

     The ultimate disposition of certain issues involved in the Racusin and Imagineering matters cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded an allowance for probable losses equal to the lower end of the estimated probable loss range and periodically revises these estimates as facts and circumstances change.

     The Company is also currently a defendant in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of these actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

7.  Other Contingencies

Management Plans

     The Company has incurred net losses for the past several years and as of April 30, 2001, has working capital of approximately $461,258. The Company's ability to continue as a going concern is dependent upon attaining and sustaining profitable operations until operating cash flows are sufficient to satisfy its current obligations. The Company has implemented cost cutting measures in all of its activities, including the elimination of immature business activities that appear to lack short-term profit potential. In addition, historically, the Company derives seasonally high results from its licensed race and sports books in the State of Nevada between September and January. However, the Company takes certain financial risks on the outcome of various sporting events, and, although these risks are managed, there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity.

Regulatory Matters

     The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute. On March 22, 2000, federal legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000, the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. In order for the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature. The Company's currently accepts wagering on Olympic and college games. The Company estimates that wagering on college sports represents approximately 26% of its Nevada race and sports book revenues. The passage of such legislation will have a material adverse affect upon the Company's wagering operations.

     In December 1999 the Australian government released its Productivity Commissions report on Australia's Gambling Industries.
The Report made certain recommendations including regulation of online casinos. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS", a review of online gambling in Australia. The Committee made a series of proposals to cut online gambling including a proposal to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies were implemented. This moratorium ended on May 19, 2001. The federal government is pursuing a total ban on Internet gambling. However, the States and Territories within Australia are opposed to any limitations on issuing new online gaming licenses.

     In March 2001, Australia's conservative government has said it will seek to prohibit betting by Australian citizens via the Internet, interactive television and mobile phones. The laws to be introduced will bar gaming and wagering services offered to Australian citizens over the Internet. The Labor party is in opposition to the ban. The legislative ban would not stop Australian firms from offering Internet gaming overseas.

     At this time the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in the "NETBETS" report or whether the government will be successful in banning online gaming by Australian citizens. If the federal government is successful in banning online gaming by Australian citizens, such ban may have a material adverse effect on the subsidiary's operations if passed as proposed.

     All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended April 30, 2001 and 2000

     Revenues. Revenues for the current quarter were $2,301,523, a decrease of $562,327, or 19.6%, from the same quarter of the prior year. The primary reasons for the reduced revenues are a decrease in Systems sales as System sales vary significantly from period to period due to the timing of individual sales and a decrease in Keno revenues as there were fewer number of operating Keno locations.


     Operating costs and expenses. Comparative operating costs and expenses for the quarter decreased $1,147,269 over the prior quarter as follows:

                                           Three months ended April 30,
                                           ----------------------------
                                Decrease          2001          2000
                                --------          ----          ----
Direct costs and expenses
   Wagering                 $   (278,154)     $ 1,085,770   $ 1,363,924
   System                       (249,570)         350,945       600,515
   Keno                         (144,097)         140,956       285,053
Research and development        (107,113)         198,185       305,298
Selling, general and
administrative                  (296,928)         490,230       787,158
Depreciation and amortization    (71,407)         154,944       226,351
                              -----------       ---------      --------
                             $(1,147,269)     $ 2,421,030   $ 3,568,299
                              ===========       =========     =========


     The decrease in expenses is principally due to a $296,928 reduction in selling, general and administrative costs, a direct result of the Company's efforts to reduce spending, a $278,154 reduction in wagering operating costs due to a reduction of communication charges such as telephones and radios, costs associated with outside services and closure of Mega$ports (U.S.), a $249,570 decrease in cost of goods sold associated with a reduction of equipment sales, a $144,097 reduction in Keno operating costs due to a reduced number of operating locations, and a $107,113 reduction in research and development expense due to the decision to narrow business focus to the Company's core activities.

     Operating loss.   Operating loss for the quarter decreased
$584,942, or 83%, to a loss of $127,574 over the same quarter of the prior year, as a result of management efforts to reduce operating costs and expenses for all segments.

Internet Wagering Disciplinary Action

     In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated both Federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest of all of its interests in its Internet wagering operations by January 27, 2001, subject, if necessary, to three possible 60-day extensions. In January 2001, the Company entered into an agreement to sell its Internet wagering operation to an Australia company for $2,500,000 (AUD). The prospective purchaser has since been approved by Australian regulators to acquire the business but has been unable to meet the payment schedule called for in the agreement. The Company and the prospective purchaser are attempting to negotiate mutually acceptable revised terms, although there is no assurance that an agreement can be reached. In the event the parties cannot agree, the prospective purchaser would forfeit approximately $125,000 (AUD) of earnest money.

     The Chairman of the State Gaming Control Board has issued all three (3) of the possible 60-day extensions, with the current extension due to expire on July 23, 2001. In the event the divestiture cannot be completed by that date, management intends to petition the Nevada Gaming commission for an additional time extension. There is no assurance that the Nevada Gaming Commission will grant additional time extensions. Management does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's future financial position or operations. However, failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Internet operation.

Liquidity and Capital Resources

     Cash provided by operating activities was $107,996 for the three months ended April 30, 2001 compared to cash used in operating activities of $1,185,279 for the three months ended April 30, 2000. This was primarily due to the Company's concentrated effort to reduce expenditures in fiscal year 2002, payment of current liabilities and closure of Mega$ports (U.S.). Net cash used in investing activities was $170,143 for the three months ended April 30, 2001 compared to cash used in investing activities of $195,148 for the three months ended April 30, 2000. Net cash used in financing activities amounted to $54,093 for the three months ended April 30, 2001 compared to net cash provided by financing activities of $7,088 for the three months ended April 30, 2000.

     Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company initiated various programs in fiscal year 2002 aimed at building cash liquidity to fund possible effects of seasonality of sports betting, timing of system sales, and the possible effects of the proposed legislation to ban wagering on amateur athletic events. However, the Company takes certain financial risks on the outcome of various sporting events, and, although these risks are managed, there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity. In addition, the Company has negative cash flow exposures due to potential litigation judgments (chiefly Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"); loss of the appeal on either or both of these matters could have a significant negative impact on the Company's existing cash balances and anticipated cash flows.

Currency Risk

     Except for the Company's wagering operation in Australia, the Company's transactions are conducted and accounts are denominated in United States dollars. As of April 20, 2001, approximately $151,000 was denominated in Australian dollars.

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

     On July 12, 2000, the court entered a judgment as follows:

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

     The Company brought a post-trial motion asking the court to either disregard the jury verdict, order a new trial or reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which refused to set aside the jury's award of $397,000 on the breach of contract claim, but granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing, unless Imagineering agreed to reduce the judgment for $1,000,000 to $500,000, which they did. The Company bonded an appeal to the decision and, based upon the advise of counsel, has accrued $233,000 plus interest net of $76,503 plus interest with respect to this litigation.

Internet Operations Investigation

     On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc., referred to as State Gaming Control Board v. American Wagering, Inc., d.b.a. Mega$ports (ACT), ("complaint"), related to the operation of Mega$ports Pty, Ltd., ("Mega$ports (ACT)"). The complaint contains 13 separate counts against the Company. The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was
physically located in Las Vegas, Nevada.   The Board further alleged
that the acceptance of these wagers was a violation of both federal and Nevada State laws that prohibit Internet sports wagering.

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

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  None
b) A report on Form 8K was filed on February 14, 2001 with respect to an Item 5 matter.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated:  June 14, 2001

By: /s/  Timothy F. Lockinger
----------------------------
Timothy F. Lockinger
Chief Financial Officer, Secretary, Treasurer, Director