Form 10QSB
period 2001-07-31
AMERICAN WAGERING INC
filed 2001-09-14
CIK 1005214

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                  ----------------------------------
                             FORM 10-QSB

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
                                  OR

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                    COMMISSION FILE NO. 000-20685


                        AMERICAN WAGERING, INC.
       (Exact name of Registrant as specified in its charter)

        Nevada                             88-0344658
        ------                             ----------
(State or other Jurisdiction of           (I.R.S. Employer
   Incorporation or Organization)       Identification No.)

               675 Grier Drive, Las Vegas, Nevada 89119
               ----------------------------------------
               (Address of Principal Executive Offices)

                         (702) 735-0101
                         --------------
          (Issuer's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    (X)   No  ( )
      ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

      Class   Outstanding as of July 31, 2001
      -------                   -------------
  Common Stock, $.01 par value    8,076,665

                  AMERICAN WAGERING, INC. AND SUBSIDIARIES

INDEX

PART I           FINANCIAL INFORMATION

Item 1.    Financial Statements:                                  Page
                                                                  ----
Consolidated Balance Sheets - July 31, 2001 (Unaudited)
 and January 31, 2001                                               1
Consolidated Statements of Operations -Three Months Ended
 July 31, 2001 and 2000 (Unaudited)                                 2
Consolidated Statements of Operations -Six Months Ended
 July 31, 2001 and 2000 (Unaudited)                                 3
Consolidated Statements of Cash Flows - Six Months Ended
 July 31, 2001 and 2000 (Unaudited)                                 4
	Notes to Consolidated Financial Statements (Unaudited)      5-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations        10-13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                    13-16
Item 2.    Changes in Securities                                   16
Item 3.    Defaults upon Senior Securities                         16
Item 4.    Submission of Matters to a Vote of Security Holders     16
Item 5.    Other Information                                       16
Item 6.    Exhibits and Reports on Form 8-K                        17

                           AMERICAN WAGERING, INC.
                        CONSOLIDATED BALANCE SHEETS

                      PART I   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                               (Unaudited)
                                              July 31, 2001    January 31, 2001
                                              -------------    ----------------
ASSETS

CURRENT ASSETS
    Cash                                      $ 1,512,666       $ 2,200,759
    Restricted deposits                           239,647           236,416
    Accounts receivable, net of allowance
      for doubtful accounts                     1,121,745           583,193
    Inventories                                   593,659           405,340
    Prepaid expenses and other current assets     209,685           279,904
    Net assets of business held for sale           11,971                --
                                              -----------       -----------
                                                3,689,373         3,705,612
                                              -----------       -----------

PROPERTY AND EQUIPMENT, net                     3,595,287         3,613,678

GOODWILL                                          162,688           221,651

OTHER INTANGIBLES                                 471,139           525,316

OTHER ASSETS                                      300,368           317,034
                                              -----------       -----------
                                              $ 8,218,855       $ 8,383,291
                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt         $    86,307       $    67,925
    Accounts payable                              604,326           401,729
    Accrued expenses                            1,094,813         1,047,851
    Unpaid winning tickets                        333,978           910,207
    Net liabilities of business held for sale          --           176,411
    Customer deposits and other
      current liabilities                         754,058           488,201
                                              -----------       -----------
                                                2,873,482         3,092,324
                                              -----------       -----------

LONG-TERM DEBT, less current portion            1,756,561         1,748,592
                                              -----------       -----------

REDEEMABLE PREFERRED STOCK - 2,738 SHARES         273,800           273,800
                                                  -------           -------
STOCKHOLDERS' EQUITY
   Series A preferred stock -10% cumulative;
   $.01 par value; authorized: 25,000,000 shares;
   issued and outstanding: 11,924 shares        1,192,400         1,192,400
    Common stock - $.01 par value; authorized:
    25,000,000 shares; issued: 8,137,765 shares,
    including 239,819 shares issued in
    settlement of litigation                       81,378            81,378
    Additional paid-in capital                 14,380,117        14,380,117
    Accumulated deficit                       (12,011,390)      (12,057,827)
    Less 61,100 common shares in treasury,
    at cost                                      (327,493)         (327,493)
                                              -----------       -----------
                                                3,315,012         3,268,575
                                              -----------       -----------
                                              $ 8,218,855       $ 8,383,291
                                              ===========       ===========

See notes to consolidated financial statements.

                          AMERICAN WAGERING, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JULY 31,
                                (UNAUDITED)


                                                 2001               2000
                                              -----------       -----------

REVENUES                                      $3,148,958        $1,777,566
                                              -----------       -----------
OPERATING COSTS AND EXPENSES:
   Direct costs                                1,972,570         1,878,010
   Research and development                      203,312           249,173
   Selling, general and administrative           571,897           706,165
   Depreciation and amortization                 190,045           204,314
                                              -----------       -----------
                                               2,937,824         3,037,662
                                              -----------       -----------

OPERATING INCOME (LOSS)                          211,134        (1,260,096)

OTHER INCOME (EXPENSE):
   Interest income                                23,600             8,057
   Interest expense                              (39,217)         (465,256)
   Other, net                                     52,211           (44,633)
                                              -----------       -----------
INCOME (LOSS) BEFORE UNUSUAL OR
  INFREQUENT ITEMS                               247,728        (1,761,928)

LITIGATION SETTLEMENT                                 --           899,997

INCOME (LOSS) FROM CONTINUING OPERATIONS         247,728          (861,931)

LOSS FROM DISCONTINUED OPERATIONS                     --           (74,745)

NET INCOME (LOSS)                             $  247,728        $ (936,676)
                                              ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss from continuing operations              $   0.03          $  (0.11)
                                              ===========       ===========

   Loss from discontinued operations            $   --            $  (0.01)
                                              ===========       ===========
   Net Income (loss)                            $   0.03          $  (0.12)
                                              ===========       ===========

See notes to consolidated financial statements.

                         AMERICAN WAGERING, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JULY 31,
                              (UNAUDITED)



                                                 2001               2000
                                              -----------       -----------
REVENUES                                       $5,445,797        $4,640,542

OPERATING COSTS AND EXPENSES:
   Direct costs                                 3,545,041         4,150,544
   Research and development                       401,497           554,472
   Selling, general and administrative          1,062,643         1,496,228
   Depreciation and amortization                  344,989           430,665
                                              -----------       -----------
                                                5,354,170         6,631,909
                                              -----------       -----------

OPERATING INCOME (LOSS)                            91,627        (1,991,367)

OTHER INCOME (EXPENSE):
   Interest income                                 45,438            14,126
   Interest expense                               (77,060)         (514,797)
   Other, net                                      60,149           (17,690)
                                              -----------       -----------
INCOME (LOSS) BEFORE UNUSUAL OR
  INFREQUENT ITEMS                                120,154        (2,509,728)

LITIGATION SETTLEMENT                                  --           899,997

INCOME (LOSS) FROM CONTINUING OPERATIONS          120,154        (1,609,731)
LOSS FROM DISCONTINUED OPERATIONS                      --           (26,743)
                                              -----------       -----------
NET INCOME (LOSS)                            $    120,154       $(1,636,474)
                                              ===========       ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income (loss) from continuing operations      $   0.01          $  (0.22)
                                              ===========       ===========
   Loss from discontinued operations             $  ---            $   ---
                                              ===========       ===========
   Net income (loss)                             $   0.01          $  (0.22)
                                              ===========       ===========


See notes to consolidated financial statements.

                        AMERICAN WAGERING, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JULY 31,

                                                 2001               2000
                                              -----------       -----------
OPERATING ACTIVITIES
    Net cash used in operating activities    $ (437,936)        $(1,893,381)

INVESTING ACTIVITIES
    Investment in restricted deposits            (3,231)             91,919
    Purchase of property and equipment         (283,324)           (212,465)
    Retirement of assets                         52,226                  --
    Deposits and other assets                    49,920             135,696
                                              -----------       -----------
    Net cash provided by (used in)
      investing activities                     (184,409)             15,150
                                              -----------       -----------

FINANCING ACTIVITIES
    Proceeds from long-term debt                 44,017                  --
    Repayment of long-term debt                 (36,048)            (29,907)
    Stock option exercise                            --              85,791
    Dividends                                   (73,717)            (76,863)
    Redemption of Preferred Stock                    --             (26,200)
                                              -----------       -----------
    Net cash used in financing activities       (65,748)            (47,179)
                                              -----------       -----------
CHANGE IN CASH
    Net decrease in cash                       (688,093)         (1,925,410)
    Cash at beginning of period               2,200,759           3,065,793
                                              -----------       -----------
    Cash at end of period                    $1,512,666          $1,140,383
                                              ===========       ===========


See notes to consolidated financial statements.

                            AMERICAN WAGERING, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, previously filed with the Securities and Exchange Commission. The consolidated balance sheet at January 31, 2001, was derived from the audited financial statements included therein. All significant inter-company accounts and transactions have been eliminated in the consolidation.

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Internet Wagering Disciplinary Action

     In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated both Federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest of all of its interests in its Internet wagering operations by January 27, 2001, subject, if necessary, to three possible 60-day extensions. In January 2001, the Company entered into an agreement to sell its Internet wagering operation to an Australian company for $2,500,000 (AUD). The prospective purchaser was approved by Australian regulators to acquire the business, however was unable to meet the payment schedule called for in the agreement. The prospective purchaser forfeited approximately $125,000 (AUD) of earnest money. The Company is currently in negotiations with another prospective buyer.

     The Chairman of the State Gaming Control Board issued all 3 of the
60-day extensions, with the last extension expiring on July 23, 2001. Management petitioned the Nevada Gaming commission and was granted an additional time extension to January 25, 2002. There is no assurance that the Nevada Gaming Commission will grant any additional time extensions. Management does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's future financial position or operations. However, a failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Internet operation.

3.  Discontinued operations

     In November 2000, the Company decided to discontinue its casino gaming operations, consisting of 65 electronic gaming devices and slot machines and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the closing date of the casino. The Company also recorded an asset valuation allowance of $65,518 in the quarter ended January 31, 2001. The
assets and liabilities of the discontinued segment are not material.    For
the six months ended July 31, 2000, the net loss of the subsequently discontinued casino was $26,743 consisting revenues of $317,573 and expenses of $344,316.

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

Effect of adjustments to net loss       Three months ended July 31,
                                          2001           2000
                                       ----------    -------------
Net income (loss)                      $  247,728    $   (936,676)
Preferred stock dividends                 (36,248)        (38,747)
                                       ----------    -------------
Net income (loss) applicable to
common shareholders                    $  211,480    $    975,423
                                       ==========    ============
Basic and diluted weighted
average shares outstanding              8,076,665       7,836,846
                                       ==========    ============


Effect of adjustments to net loss       Six months ended July 31,
                                          2001           2000
                                       ----------    -------------
Net loss                               $  120,154    $ (1,636,474)
Preferred stock dividends                 (73,717)        (76,863)
                                       ----------    -------------
Net loss applicable to common
Shareholders                           $   46,437     $(1,713,337)
                                       ==========    ============
Basic and diluted weighted
average shares outstanding              8,076,665	  7,834,940
                                       ==========    ============

5.  Business Segments

     The Company conducts business with customers through 3 business segments, "Wagering," "Systems," and "Keno." The Wagering segment operated 39 race and sports books throughout Nevada as of July 31, 2001, (43 locations as of September 14, 2001) and an Internet and telephone betting operation located in Canberra, Australia, that it has agreed to divest of by January 27, 2001, (extended to January 25, 2002, by approval of the Nevada Gaming Commission). The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. The Keno segment operates keno games in 3 locations in Nevada.

     Amounts presented below for prior periods have been reclassified to conform to the current period presentation, including the elimination of the discontinued casino segment. Financial performance measurements for Wagering, Systems, Keno, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.

                  Three months ended      Six months ended
                       July 31,               July 31,
                    2001        2000        2001         2000
                ----------- -----------  ------------ ------------
Revenues
  Wagering      $ 1,221,387 $ 1,069,241  $ 2,685,591  $ 2,470,390
  Systems         1,889,117     643,470    2,676,056    2,029,713
  Keno               38,454      64,855       84,150      140,439
                ----------- -----------  ------------ ------------
                $ 3,148,958 $ 1,777,566  $ 5,445,797  $ 4,640,542

Research and
Development     $   203,312 $   249,173  $   401,497  $   554,472
                =========== ===========  ============ ============
Depreciation and
Amortization
  Wagering      $    75,520 $    70,409  $   113,303  $   140,670
  Systems            74,757      86,254      147,176      173,592
  Keno               25,959      40,130       58,296      101,419
  SG&A               13,809       7,521       26,214       14,984
               ----------- -----------  ------------ ------------
                $   190,045 $   204,314 $    344,989 $    430,665
                =========== ===========  ============ ============

Operating Income (loss)
   Wagering     $    31,546 $  (111,595)$    375,423 $   (186,228)
   Systems          724,944    (325,364)     828,733     (101,784)
   Keno             (89,474)   (267,047)    (244,197)    (581,823)
   SG&A            (455,882)   (556,090)    (868,332)  (1,121,531)
               -----------  -----------  ------------ ------------
                $   211,134 $(1,260,096)$     91,627 $ (1,991,366)
               ===========  ===========  ============ ============

Capital Expenditures
  Wagering     $     74,266 $     1,680 $    131,374 $     29,999
  Systems            23,330       5,743      110,938       18,477
  Keno                   --      17,083       10,189      163,146
  SG&A                3,823       1,429       30,823          843
               -----------  -----------  ------------ ------------
               $    101,419 $    25,935 $    283,324 $    212,465
               ===========  ===========  ============ ============

Discontinued Operations
   Revenues    $        --  $   148,150 $        --  $    317,573
   Operating (loss)     --      (74,745)         --       (26,743)
   Depreciation         --        2,083          --         4,165

                               July 31,    January 31,
                                 2001         2001
                           ------------ ------------
Identifiable Assets
   Wagering                $ 1,346,456  $ 2,125,027
   Systems                   4,972,468    4,296,418
   Keno                        494,442      715,131
   SG&A                      1,405,489    1,070,304
                          ------------ ------------
                           $ 8,218,855  $ 8,206,880
                          ============ ============

6.  Litigation

     In 1998, the Company filed a complaint against Autotote Corporation and Autotote Systems, Inc. for infringement of copyrights. In July 2000, a settlement was reached where the Company received $540,000 in cash and was relieved of an obligation to pay accrued royalties of approximately $359,997. In a related settlement with a customer of Autotote Systems, the Company granted, subject to Nevada regulatory approval, a perpetual, nonexclusive license to the customer and received a one-time fee of $600,000.

     Since 1995, the Company has been in litigation with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000, a judgment was entered. In addition to $756,340 paid by the Company to the individual in September of 1997, the judgment required the Company to issue him 239,819 common shares, currently held by the Court. At January 31, 2000, the Company had reserved 337,500 shares for issuance in this matter. The judgment applied a portion of the amount previously paid to reduce the number shares to be issued to 239,819. The trial court valued the award at $2,025,000 based upon an assumed stock price of $6 per share. Mr. Racusin has appealed claiming that only a cash remedy at a higher price per share ($9) is appropriate. The Company has cross-appealed believing that the award was excessive for a variety of reasons. The appeal was heard by the 9th Circuit Court of Appeals on September 11, 2001; a written decision from the court is expected within 3 to 12 months.

     In addition, the Company has been involved in litigation with Imagineering Systems, Inc. since March 1998. In October 2000, a verdict was rendered and later a judgment entered in favor of Imagineering totaling $1,397,000 plus attorney fees and costs. Imagineering subsequently agreed to a Court directed alternative to reduce this amount to $897,000 plus attorney fees and costs. The Company has bonded an appeal and is currently participating in court-ordered settlement conferences; in the event a settlement cannot be reached, a date before the Nevada Supreme Court will be set.

     The ultimate disposition of certain issues involved in the Racusin and Imagineering matters cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for contingencies," the Company has recorded an allowance for probable losses equal to the lower end of the estimated probable loss range and periodically revises these estimates as facts and circumstances change.The Company is also currently a defendant in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of these actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

7.  Other Contingencies

Management Plans.
      The Company has incurred net losses for the past several years although as of July 31, 2001, has working capital of approximately $815,891. The Company's ability to continue as a going concern is dependent upon attaining and sustaining profitable operations until operating cash flows are sufficient to satisfy its current obligations. The Company has implemented cost cutting measures in all of its activities, including the elimination of immature business activities that appear to lack short-term profit potential. In addition, historically, the Company derives seasonally high results from its licensed race and sports books in the State of Nevada between September and January. However, the Company takes certain financial risks on the outcome of various sporting events, and, although these risks are managed, there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity.

Employee Benefit Plan.
     The Company has a 401k profit sharing plan covering all eligible employees. Effective July 1, 2001 the Company began matching contributions retroactively to January 1, 2001. The employee contributions are limited to 15% of their wages. The employer contributions are limited to $500 per
participating employee for calendar year ended December 31, 2001.   For
the three and six months ended July 31, 2001 the amount contributed by the Company in the form of cash was $13,797.

Stock Options.
     On August 9, 2001 the Company terminated in its entirety its 1995 Stock Option Plan as it was determined to be outdated and overly restrictive and approved the 2001 Stock Option Plan ("the "2001 Plan") subject to shareholder approval. The Company issued 350,769 options to various employees in accordance to the 2001 Plan. The 2001 Plan became effective as of August 9, 2001, however if not approved by vote of a majority of the outstanding voting stock of the Company on or before August 9, 2002, no option granted pursuant to the plan shall be an incentive stock option and all options granted under the plan shall remain outstanding but shall not be treated as an incentive stock plan. There was no compensation expense recognized at the time of issuance, as the current market price is less than the exercise prices of such options.

Regulatory Matters
------------------
     The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute. On March 22, 2000, federal legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000, the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. In order for the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature.
The Company currently accepts wagering on Olympic and college games. The Company estimates that wagering on college sports represents approximately
26% of its Nevada race and sports book revenues. The passage of such legislation will have a material adverse affect upon the Company's wagering operations.

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

     At this time the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in the "NETBETS" report or whether the government will be successful in banning online gaming by Australian citizens. If the federal government is successful in banning online gaming by Australian citizens, such ban may have a material adverse effect on the subsidiary's operations if passed as proposed or could have a significant negative impact on the marketability and negotiated sale price of the Internet operation.

     All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Three months ended July 31, 2001 and 2000
-----------------------------------------
Revenues.
     Revenues for the three months ended July 31, 2001 were $3,148,958, an increase of $1,371,392, or 77.1%, from the three months ended July 31, 2000. This increase in revenue is attributed to an increase in System equipment sales accredited to the newly designed T-3 terminals of $1,196,482 or 1939.1%, an increase in other Systems revenue of $49,165 or 8.5% attributed to new maintenance agreements, an increase in Wagering revenue of $152,146 or 15.6% attributed to an increase in the net win percentage (handle less paidouts divided by handle) offset by a decrease in Keno revenue of $26,401, or 40.7% attributed to fewer operating locations.

Operating costs and expenses.
     Comparative operating costs and expenses for the three months ended July 31, 2001 decreased $99,838 as compared to the three months ended July 31, 2000 as follows:
                                            ----------------------------
                                  Increase  Three months ended July 31,
                                 (Decrease)       2001          2000
                                 ----------- -------------- ------------
Direct costs and expenses
    Wagering                     $ (41,019)   $ 1,077,441   $ 1,118,460
    Systems                        287,596        794,311       506,715
    Keno                          (152,017)       100,818       252,835
                                 ----------- -------------- ------------
Total direct cost and expense       94,560      1,972,570     1,878,010
                                 ----------- -------------- ------------

Research and development           (45,861)       203,312       249,173
Selling, general and
  Administrative                  (134,268)       571,897       706,165
Depreciation and amortization      (14,269)       190,045       204,314
                                 ----------- -------------- ------------
Total operating costs
  and expenses                   $ (99,838)   $ 2,937,824   $ 3,037,662
                                 =========== ============== ============

     The decrease in operating costs and expenses for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 is offset by an increase of $463,155 for the cost of the equipment sold included in the direct costs and expenses of the Systems segment. This increase for the cost of the equipment sold was offset by a $562,993 reduction in direct costs and expenses, research and development costs, selling, general and administrative costs and depreciation and amortization.

Direct costs and expenses.
     The decrease in the direct costs and expenses of the Wagering segment was primarily due to a $62,468 or 8.7% reduction in payroll and related expenses, a $24,463 or 30.6% decrease in telephone, beepers, radios and other communication expenses, a $ 21,055 or 120.2% decrease in repairs and maintenance, a $19,570 or 77.7% reduction in advertising expenses which were offset by a $96,510 or 220.8% increase in the exchange rate loss related to MegaSports Australia and a $20,880 or 27.7 % increase in rent expense. The increase in the Systems segment direct cost and expense is due to the $445,907 or 658% increase in cost of equipment sold from sales of the newly designed T-3 terminal. This increase was offset by a $158,312 or 36.1% in other direct costs and expenses. This is mainly due to an obsolescence reserve of $134,078 which was recorded for the three months ended July 31, 2000. The decrease in the Keno segment direct costs and expenses was primarily due to a $143,282 or 65.7% reduction in payroll and related expenses due to a reduction in the number of locations and the Company's efforts to reduce expenditures.

Research and Development.
     The decrease in research and development expenses for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 of $45,861 was primarily due to a $35,744 or 83.5% reduction in outside services expense for programming which is now done in-house.

Selling, General and Administrative.
     The decrease in the selling, general and administrative expenses for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 is primarily due to a $133,246 or 59.5% reduction in monies spent for outside services associated with legal costs which have been controlled and network technical support which is now done in-house.

Operating income (loss).
     Operating income for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 of $211,134 increased $1,471,130 or 116.80% from an operating loss of $1,260,096, as a result of increased Systems equipment sales and management's efforts to reduce operating costs and expenses for all segments.

Other income and expense.
     Other income for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 increased by $538,426 or 107.3% primarily due to the of $427,002 interest expense accrual recorded for the three months ended July 31, 2000 in regards to the Racusin case. (See Legal Proceedings)

Unusual or infrequent items.
     In July 2000, the Company settled its litigation with Autotote Corporation. As a result of the settlement the Company received proceeds of $540,000 and was relieved of its obligation to pay accrued royalties of $359,997. There were no unusual or infrequent items for the three months ended July 31, 2001.

Loss from discontinued operations.
     In November 2000, the Company decided to discontinue its casino gaming operation. For the three months ended July 31, 2000 the net loss of the Casino was $74,745 consisting of revenues of $148,150 and expenses of $222,895.

Net income.
     Net income for the three months ended July 31, 2001 of $247,728 increased $1,184,404 or 126.4% from a net loss of $936,676 for the three months ended July 31, 2000 . The favorable variance is the result of increased systems equipment sales of the newly designed T-3 terminals and management's efforts to reduce operating costs and expenses for all segments.

Six months ended July 31, 2001 and 2000
---------------------------------------
Revenues.
     Revenues for the six months ended July 31, 2001 were $5,445,797 an increase of $805,255 or 17.4% from the six months ended July 31, 2000. The increase in revenue is attributed to an increase in System equipment sales accredited to the newly designed T-3 terminals of $614,819 or 75.6%, an increase in other Systems revenue of $31,524 or 2.6% attributed to new maintenance agreements, an increase in Wagering revenue of $215,201 or 8.7% attributed to an increase in the net win percentage (handle less paidouts divided by handle) offset by a decrease in Keno revenue of $56,289 or 40.1% due to fewer operating locations.

Operating costs and expenses.
     Comparative operating costs and expenses for the six months ended July 31, 2001 decreased $1,277,739 or 19.3% as compared to the six months ended July 31, 2000 as follows:

                                            ----------------------------
                                               Six months ended July 31,
                                 (Decrease)       2001          2000
                                 ----------- -------------- ------------
Direct costs and expenses
  Wagering                       $ (369,006)  $ 2,136,382    $2,505,388
    System                           39,302     1,145,206     1,105,904
    Keno                           (275,799)      263,453       539,252
                                 ----------- -------------- ------------
Total direct costs and expense     (605,503)    3,545,041     4,150,544
Research and development           (152,975)      401,497       554,472
Selling, general and
  Administrative                   (433,585)    1,062,643     1,496,228
Depreciation and amortization       (85,676)      344,989       430,665
                                ----------- -------------- ------------
                                $(1,277,739)  $ 5,354,170    $6,631,909

     The decrease in operating costs and expenses for the six months ended July 31, 2001as compared to the six months ended July 31, 2001 includes an increase of $422,607 for the cost of the T-3 terminal equipment sold included in the direct costs and expenses of Systems. This increase for the cost for the T-3 terminal sold was offset by a $1,700,346 reduction in direct costs and expenses, research and development costs, selling, general and administrative costs and depreciation and amortization.

Direct costs and expenses.
     The decrease in the direct costs and expenses of the wagering segment was primarily due to a $80,785 or 5.9% decrease in payroll and related expenses, a $55,993 or 87.9% a decrease in advertising expenses, a $45,231 or 17.6% decrease in rent expenses, a $43,270 or 27.2% decrease in telephone, beepers, radios and pagers expenses, a $33,009 or 82.4% decrease in repairs and maintenance, and a $110,718 or 18.2% reduction in other expenses such as satellite sports packages which all reflect the Company's focus on reducing expenditures. The decrease in the Systems segment direct costs and expenses includes an increase of $422,607 for the cost of the newly designed T-3 terminals sold. This increase in cost of goods sold is offset by a $383,305 decrease in other direct costs and expenses. This Systems segment decrease was primarily due to a $134,078 obsolescence reserve which was recorded for the six months ended July 31, 2000 of which there is no obsolescent inventory expense for the six months ended July 31, 2001. The decrease in the Keno direct costs and expenses of $275,799 for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 was primarily due to a $247,625 or 60.0% decrease in payroll and related expenses due to fewer operating locations and the Company's efforts to reduce expenditures.

Research and Development.
     The $152,975 decrease in research and development expenses for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 was primarily attributed to a $128,993 or 99.9% reduction in outside services expense for programming which is now done in-house.

Selling, General and Administrative.
    The $433,585 decrease in the selling, general and administrative expenses for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 was primarily due to a $223,310 or 50.3% reduction in monies spent for outside services associated with legal costs which have been controlled and network technical support which is now done in-house. Additionally, administrative payroll and related expenses were reduced by $256,856 or 35.3%.The decrease in administrative expenses was offset by an increase of $46,581 or 125% for general insurance coverage.

Operating income (loss).
     Operating income for the six months ended July 31, 2001 of $91,627 increased $2,082,994 or 104.6% from an operating loss of $1,991,367 for the six months ended July 31, 2000 primarily as a result of increased Systems equipment sales of the T-3 terminals and management's efforts to reduce operating costs and expenses for all segments.

Unusual or infrequent items.
     In July 2000 the Company settled its litigation with Autotote Corporation. As a result of the settlement the Company received proceeds of $540,000 and was relieved of its obligation to pay accrued royalties of $359,997. There were no unusual or infrequent items for the six months ended July 31, 2001.

Loss from discontinued operations.
     In November 2000, the Company decided to discontinue its casino gaming operation. For the six months ended July 31, 2000 the net loss of the Casino was $26,743 consisting of revenues of $317,573 and expenses of $344,315.

Net income.
     Net income for the six months ended July 31, 2001 of $120,154 increased $1,756,628 or 107.3% from a net loss of $1,636,474 for the six months ended July 31, 2000. The favorable variance is the result of increased systems equipment sales of the newly designed T-3 terminals and management's efforts to reduce operating costs and expenses for all segments.

Internet Wagering Disciplinary Action
-------------------------------------
     In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated both Federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement and paid a $10,000 fine and agreed to divest of all of its interests in its Internet wagering operations by January 27, 2001, subject, if necessary, to three possible 60-day extensions. In January 2001, the Company entered into an agreement to sell its Internet wagering operation to an Australian company for $2,500,000 (AUD). The prospective purchaser was approved by Australian regulators to acquire the business however was unable to meet the payment schedule called for in the agreement. The prospective purchaser forfeited approximately $125,000 (AUD) of earnest money. The Company is currently in negotiations with another prospective purchaser.

     The Chairman of the State Gaming Control Board issued all 3 of the 60-day extensions granted, with the last extension expiring on July 23, 2001. Management petitioned the Nevada Gaming Commission and was granted an additional time extension to January 25, 2002. There is no assurance that the Nevada Gaming Commission will grant any additional time extensions. Management does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's future financial position or operations. However, a failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Internet operation.

Liquidity and Capital Resources
-------------------------------
     Cash used by operating activities was $437,936 for the six months ended July 31, 2001 compared to cash used in operating activities of $1,893,381 for the six months ended July 31, 2000. This was primarily due to the Company's concentrated effort to reduce expenditures in fiscal year 2002 and payment of current liabilities. Net cash used in investing activities was $184,409 for the six months ended July 31, 2001 compared to cash provided by investing activities of $15,150 for the six months ended July 31, 2000. Net cash used in financing activities amounted to $65,748 for the six months ended July 31, 2001 compared to net cash used by financing activities of $47,179 for the six months ended July 31, 2000.

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

Currency Risk
-------------
     Except for the Company's wagering operation in Australia, the Company's transactions are conducted and accounts are denominated in United States dollars. As of July 31, 2001, approximately $484,139 was denominated in Australian dollars.

Forward-Looking Statements
--------------------------
     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources and the effects of regulations (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

                        PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Racusin
-------
     On August 23, 1995, Leroy's filed a complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the court declare that 2 written agreements between Leroy's and Michael Racusin, d.b.a. M. Racusin & Company ("Racusin"), are vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services for a fee.

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

2. Racusin shall receive 239,819 shares of common stock in the Company. The shares are net of 97,681 shares, which the Company is entitled to set off for the amount of $589,089 previously paid to Racusin. Racusin shall receive pre-judgment interest on the 239,819 shares.

3.   Racusin shall recover his costs of the suit.

Racusin filed an appeal of the District Courts' decision to enter judgment asserting that the proper remedy is an all cash award based on the value of the stock on the day the IPO was completed ($9.00), not $2,025,000 at $6.00 used by the District Court.

The Company filed a cross-appeal which challenges the jury's determination that the Company is the alter-ego of Leroy's; asserts the District Court erred by not including interest on $589,089 previously paid by the Company to Racusin in the set-off, and asserts the exclusion of testimony that Racusin received $756,350 in September, 1997 constitutes prejudicial error. The matter was heard by the 9th Circuit Court of Appeals on September 11, 2001; a written decision is expected within 3 to 12 months.

The Company has issued 239,819 shares of Common Stock (held by the Court) and has accrued $329,000 in interest awarded in the judgment.

Autotote Systems, Inc.
----------------------
      On March 3, 1998, the Company and Computerized Bookmaking Systems
(CBS) filed a complaint in the United States District Court for the District of Nevada, against Autotote Corporation and Autotote Systems, Inc. (collectively "Autotote") seeking to enjoin certain actions of Autotote and asking for monetary damages for the alleged breach by Autotote of certain provisions of a Stock Transfer Agreement, a Technology Cross License Agreement, a distributorship Agreement, and the International Cooperation Agreement, all of which were executed by the parties on October 25, 1996 (collectively the "Agreements"), and for the infringement by Autotote of CBS copyright interest in, and the misappropriation and conversion of, CBS race and sports book software.

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

      In connection with the Autotote Corporation and Autotote Systems Inc. settlement, the Company and CBS entered into a settlement agreement on March 31, 1999, with Hipodromo De Agua Caliente, S.A. De C.V. a Mexican Corporation ("Caliente"). Caliente is a customer of Autotote Systems Inc. that uses the CBS race and sports book software system. The company and CBS claimed that the use of the CBS race and sports book software by Caliente outside of Mexico breached the agreement. The settlement with Caliente provided for a license to Caliente to use the race and sports book software upon terms set forth in the license agreement.  The license agreement grants Caliente a perpetual, nonexclusive nontransferable worldwide right and license for the sole purpose of operating the International Risk Management Business. Caliente agreed to pay a license fee of the $600,000 payable in four equal installments of $150,000 starting on October 31, 2000. The settlement agreement was subject to Nevada Gaming commission approval of a one-time waiver of a condition on the Company's Nevada gaming license prohibiting the expansion of the relationship with Caliente. On November 20, 2000, the Company received approval from the Nevada Gaming Commission of the one-time waiver of the condition permitting the Company to receive the license fee payments from Caliente. Through February 6, 2001, CBS received $600,000 in
license fee payments from Caliente.   In fiscal year ended January 31, 2001,
the Company recorded a gain of $600,000 as litigation settlement.

Imagineering Systems, Inc.
--------------------------
     On October 21, 1998, Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things, breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998 the Company brought an action to recover on loans it made to ISI.

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

     The Company brought a post-trial motion asking the court to either disregard the jury verdict, order a new trial or reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which refused to set aside the jury's award of $397,000 on the breach of contract claim, but granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing, unless Imagineering agreed to reduce the judgment for $1,000,000 to $500,000, which they did.
The Company bonded an appeal to the decision and, based upon the advise of counsel, has accrued $233,000 plus interest net of $76,503 plus interest with respect to this litigation. The next court date has been set for October 12, 2001. The Company is participating in court-ordered settlement discussions. In the event a settlement cannot be reached, a date before the Nevada Supreme Court will be set.

Internet Operations Investigation
---------------------------------
     On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against American Wagering, Inc., referred to as State Gaming Control Board v. American Wagering, Inc., d.b.a. Mega$ports (ACT), ("complaint"), related to the operation of Mega$ports Pty, Ltd., ("Mega$ports (ACT)"). The complaint contains 13 separate counts against the Company. The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers
from a patron who was physically located in Las Vegas, Nevada.   The Board
further alleged that the acceptance of these wagers was a violation of both federal and Nevada State laws that prohibit Internet sports wagering.

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

     On January 18, 2001, the Company executed an agreement to sell Mega$ports (ACT) to Forward Publishing Pty. Ltd. ("Forward"), an Australian company, for $1,039,348 Australian dollars (AUD) and the assumption of Mega$ports (ACT) debt in the amount of $1,460,652 Australian dollars (AUD). Forward completed its due diligence review of Mega$ports (ACT) on January 31, 2001 and made a $125,000 (AUD) deposit to remain in trust until completion of the sale or a default under the agreement. On April 12, 2001, the Company was notified by the ACT Gambling and Racing Commission that Forward had received regulatory approval to complete the sale. On April 13, 2001, Forward notified the Company that it would be unable to meet the payment schedule required in the contract. The parties agreed to revised terms giving Forward until May 7, 2001 to secure financing and complete the sale. Due to the inability of Forward to obtain financing, the Company notified Forward on May 8, 2001 that Forward was in default on the agreement, and that Forward would forfeit the $125,000 (AUD) deposit. Currently, Mega$ports (ACT) is in negotiations with another prospective buyer. The Chairman of the State Gaming Control Board has issued all three of the 60-day extensions granted, with the current extension expiring on July 23, 2001. Management petitioned the Nevada Gaming Commission and was granted an additional time extension to January 25, 2002. The time extensions are intended to allow Mega$ports (ACT) to remain in full operation while the Company seeks another buyer. There is no assurance that the Nevada Gaming Commission will grant additional time extensions. The Company does not believe a failure to receive additional time extensions from the Nevada Gaming Commission will have a material adverse effect on the Company's operations. However, a failure to receive additional time extensions could have a significant negative impact on the marketability and negotiated sale price of the Mega$ports (ACT) operation.

Other
-----
     The Company or any subsidiary is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance which it considers adequate for the size of the Company and the nature of its business. Management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:  None

            (b)   Reports on Form 8-K:  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated:  September 13, 2001


By: /s/ Timothy F. Lockinger
    ------------------------
       Timothy F. Lockinger
       Chief Financial Officer, Secretary and Treasurer
       (Principle Accounting Officer)