Form 10QSB
period 2001-10-31
AMERICAN WAGERING INC
filed 2001-12-17
CIK 1005214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C.  20549
                                ________________
                                   FORM 10-QSB
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001
                                       OR

     [   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 000-20685


                               AMERICAN WAGERING, INC.
             (Exact name of Registrant as specified in its charter)


          Nevada                                 88-0344658
          ---------------                        ----------
        (State  or  other  Jurisdiction  of      (I.R.S.  Employer
       Incorporation  or  Organization)          Identification  No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                              (702) 735-0101
                           -------------------
                (Issuer's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     Class                             Outstanding  as  of  October  31,  2001
     -----                             ---------------------------------------
     Common Stock, $.01 par value                  8,076,665

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

INDEX

PART  I          FINANCIAL  INFORMATION

Item  1.  Financial  Statements:                                            Page
                                                                            ----
   Consolidated  Balance Sheets -
    October 31, 2001 (Unaudited) and January 31, 2001 ...................      1
   Consolidated  Statements  of Operations -
    Three Months Ended October 31, 2001 and 2000  (Unaudited) ...........      2
   Consolidated  Statements  of  Operations -
    Nine Months Ended October 31, 2001 and 2000  (Unaudited) ............      3
   Consolidated  Statements  of Cash Flows -
    Nine Months Ended October 31, 2001 and 2000  (Unaudited) ............      4
   Notes to Consolidated Financial Statements (Unaudited) ...............    5-9

Item  2.  Management's Discussion and Analysis or Plan of Operation......  10-12

PART  II     OTHER  INFORMATION


Item  1.     Legal  Proceedings .........................................  13-15
Item  2.     Changes  in  Securities  and  Use  of  Proceeds ............     16
Item  3.     Defaults  upon  Senior  Securities .........................     16
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16
Item  5.     Other  Information .........................................     16
Item  6.     Exhibits  and  Reports  on  Form  8-K ......................     16

                            AMERICAN WAGERING, INC.
                         CONSOLIDATED  BALANCE  SHEETS

                        PART I   FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                           October 31,       January 31,
                                              2001             2001
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                   $  1,911,728       $  2,200,759
    Restricted deposits                         241,318            236,416
    Accounts receivable, net of
     allowance for doubtful accounts          1,517,083            583,193
    Inventories                                 572,134            405,340
    Prepaid expenses and other current assets   290,386            279,904
                                           ------------       ------------
                                              4,532,649          3,705,612

PROPERTY AND EQUIPMENT, net                   3,514,883          3,613,678

GOODWILL                                        133,207            221,651

OTHER INTANGIBLES                               454,345            525,316

OTHER ASSETS                                    268,994            317,034
                                           ------------       ------------
                                           $  8,904,078       $  8,383,291
                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt      $     89,151       $     67,925
    Accounts payable                            509,072            401,729
    Accrued expenses                          1,071,087          1,047,851
    Unpaid winning tickets                      630,861            910,207
    Net liabilities of business held for sale   292,325            176,411
    Customer deposits and other current
     liabilities                                913,089            488,201
                                           ------------       ------------
                                              3,505,585          3,092,324
                                           ------------       ------------

LONG-TERM DEBT, less current portion          1,732,310          1,748,592
                                           ------------       ------------
REDEEMABLE PREFERRED STOCK - 2,738 SHARES       273,800            273,800
                                           ------------       ------------
STOCKHOLDERS' EQUITY
   Series A preferred stock -10% cumulative;
    $.01 par value; authorized:
    25,000,000 shares; issued and
    outstanding: 11,924 shares                1,192,400          1,192,400

   Common stock - $.01 par value;
    authorized: 25,000,000 shares;
    issued: 8,137,765 shares, including
    239,819 shares issued in
    settlement of litigation                     81,378             81,378
   Additional paid-in capital                14,380,117         14,380,117
   Accumulated deficit                      (11,934,019)       (12,057,827)
   Less 61,100 common shares in
     treasury, at cost                         (327,493)          (327,493)
                                           ------------       ------------
                                              3,392,383          3,268,575
                                           ------------       ------------
                                           $  8,904,078       $  8,383,291
                                           ============       ============

See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC.
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                   FOR  THE  THREE  MONTHS  ENDED  OCTOBER  31,
                                  (UNAUDITED)
                                               2001                2000
                                               ----                ----
REVENUES                                   $  2,955,461      $   3,211,131

OPERATING COSTS AND EXPENSES:
   Direct costs                               1,866,294          1,946,717
   Research and development                     211,048            166,001
   Selling, general and administrative          532,057            596,768
   Depreciation and amortization                182,219            191,247
                                           ------------       ------------
                                              2,791,618          2,900,733
                                           ------------       ------------
OPERATING INCOME                                163,843            310,398

OTHER INCOME (EXPENSE):
   Interest income                               13,442              3,858
   Interest expense                             (39,639)           (36,912)
   Litigation judgment and settlements               --            415,210
   Other, net                                    (9,832)            26,078
                                           ------------       ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX                             127,814            718,632
INCOME TAX                                       12,972                 --
                                           ------------       ------------
INCOME FROM CONTINUING OPERATIONS               114,842            718,632
                                           ------------       ------------
DISCONTINUED OPERATIONS
   Loss from discontinued operations                 --            (39,492)
   Loss on disposal                                  --           (134,329)
                                           ------------       ------------
                                                     --           (173,821)
                                           ------------       ------------
NET INCOME                                 $    114,842       $    544,811
                                           ============       ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income from continuing operations            $  0.01             $ 0.09
                                           ============       ============
   Loss from discontinued operations            $    --             $(0.02)
                                           ============       ============
   Net income                                      0.01             $ 0.06
                                           ============       ============


See  notes  to  consolidated  financial  statements.


                             AMERICAN WAGERING, INC.
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                   FOR  THE  NINE  MONTHS  ENDED  OCTOBER  31,
                                 (UNAUDITED)

                                               2001                  2000
                                               ----                  ----
REVENUES                                   $  8,401,258       $  7,875,173
                                           ------------       ------------
OPERATING COSTS AND EXPENSES:
   Direct costs                               5,411,335          6,120,761
   Research and development                     612,545            720,473
   Selling, general and administrative        1,594,701          2,117,063
   Depreciation and amortization                524,772            621,911
                                           ------------       ------------
                                              8,143,353          9,580,208
                                           ------------       ------------

OPERATING INCOME (LOSS)                         257,905         (1,705,035)
OTHER INCOME (EXPENSE):
   Interest income                               58,880             17,984
   Interest expense                            (119,134)          (124,707)
   Litigation judgment and settlements               --            888,205
   Other, net                                    50,317             32,454
                                           ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX                            247,968           (891,099)
INCOME TAX                                       12,972                 --
                                           ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS        234,996           (891,099)
                                           ------------       ------------
DISCONTINUED OPERATIONS
   Loss from discontinued operations                 --            (66,235)
   Loss on disposal                                  --           (134,329)
                                           ------------       ------------
                                                     --           (200,564)
                                           ------------       ------------
NET INCOME (LOSS)                          $    234,996       $ (1,091,663)
                                           ============       ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income (loss) from continuing operations     $  0.02           $  (0.11)
   Loss from discontinued operations            $   ---           $  (0.03)
                                           ============       ============
   Net income (loss)                            $  0.02       $      (0.15)
                                           ============       ============



See  notes  to  consolidated  financial  statements.


                             AMERICAN WAGERING, INC.
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                  FOR  THE  NINE  MONTHS  ENDED  OCTOBER  31,

                                               2001                  2000
                                               ----                  ----
OPERATING ACTIVITIES
     Net cash provided by (used in)
      operating activities                 $     71,720       $ (1,357,596)

INVESTING ACTIVITIES
    Additions to restricted deposits             (4,902)          (102,301)
    Purchase of property and equipment         (339,442)          (218,371)
    Disposition of other assets                  89,837            140,697
                                           ------------       ------------
    Net cash used in investing activities      (254,507)          (179,975)
                                           ------------       ------------
FINANCING ACTIVITIES
    Repayment of long-term debt                 (63,213)           (45,740)
    Proceeds from long-term debt                 68,157
    Stock option exercise                            --             85,791
    Dividends                                  (111,188)          (114,930)
    Redemption of Preferred Stock                    --            (76,200)
                                           ------------       ------------
    Net cash used in financing activities      (106,244)          (151,079)
                                           ------------       ------------
CHANGE IN CASH
    Net decrease in cash                       (289,031)        (1,688,650)
    Cash at beginning of period               2,200,759          3,232,235
                                           ------------       ------------
    Cash at end of period                  $  1,911,728       $  1,543,585
                                           ============       ============


See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, previously filed with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2001, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.     Internet  Wagering  Disciplinary  Action

     On July 27, 2000, the Nevada Gaming Commission approved a settlement of a complaint against the Company. Without admitting or denying the allegations, the Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). Pursuant to the terms of the settlement, the divestiture was to be completed by January 27, 2001, subject to the Company's right to request not more than three 60-day extension periods to complete the divestiture. On July 26, 2001, having exhausted all 60-day extensions, the Nevada Gaming Commission granted the Company an additional six months (until January 25, 2002) to complete the divestiture. Currently, the Company is continuing to search for a qualified buyer for the Mega$ports (ACT) operation. (Note 8).

3.  Discontinued  operations

     In November 2000, the Company decided to discontinue its casino gaming operations, consisting of 65 electronic gaming devices and slot machines and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the closing date of the casino. The Company also recorded an asset valuation allowance of $65,518 in the quarter ended January 31, 2001. The assets and liabilities of the discontinued segment are not material. For the nine months ended October 31, 2000, the net loss of the subsequently discontinued casino was $200,564 consisting revenues of $475,515 and expenses of $676,079.

4.  Net  Income  (Loss)  per  Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.
Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income (loss) is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconcile net income
(loss)  and  weighted  average shares outstanding used to calculate basic income
(loss)  per  share  to  those used to calculate diluted income (loss) per share:

    Effect of adjustments               Three months ended October 31,
    to net loss
                                     2001                            2000
                                     ----                            ----
    Net  income                    $  114,842                  $   544,811
   Preferred  stock  dividends        (37,470)                     (38,067)
                                   -------------               ------------
    Net income applicable to
     common shareholders           $   77,372                  $   506,744
                                   =============               ============
    Basic and diluted weighted
     average shares outstanding     8,076,665                    7,836,846
                                   =============               ============

    Effect of adjustments               Three months ended October 31,
    to net loss
                                     2001                            2000

                                     ----                            ----

     Net income  (loss)            $  234,996                 $(1,091,663)
     Preferred stock dividends       (111,188)                   (114,930)
                                   -------------               ------------
     Net income (loss) applicable
      to common shareholders       $  123,808                 $(1,206,593)
                                   =============              =============

     Basic and diluted weighted
      average shares outstanding    8,076,665                   7,834,940
                                   =============              =============

5.  Business  Segments

     The Company conducts business with customers through 3 business segments, "Wagering," "Systems," and "Keno." The Wagering segment operated 43 race and sports books throughout Nevada as of October 31, 2001, and an Internet and telephone betting operation located in Canberra, Australia, that it has agreed with the Nevada Gaming Commission to divest itself of by January 25, 2002. (See "Legal Proceedings") The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. The Keno segment operates keno games in 3 locations in Nevada.

     Amounts presented below for prior periods have been reclassified to conform to the current period presentation, including the elimination of the discontinued casino segment.

                Three months ended October 31,     Nine months ended October 31,
                2001                   2000        2001                     2000
                ----                   ----        ----                     ----
Revenues
   Wagering    $  1,602,874      $  1,731,043     $  4,288,464       $4,201,433
   Systems        1,310,321         1,446,323        3,986,378        3,499,535
   Keno              42,266            33,765          126,416          174,205
               ------------      ------------     ------------       ----------
               $  2,955,461      $  3,211,131     $  8,401,258       $7,875,173
               ============      ============     ============       ==========


Operating Income (Loss)
   Wagering    $   332,290       $   232,555      $   707,713        $   (1,240)
   Systems         398,963           660,321        1,230,132           582,036
   Keno           (143,403)         (160,824)        (387,600)         (742,646)
   SG&A           (424,007)         (421,654)      (1,292,340)       (1,543,185)
               ------------      ------------     ------------        ----------
               $   163,843       $   310,398      $   257,905        (1,705,035)
               ============      ============     ============       ==========

6.  Litigation

     a. Autotote and Hipodromo matters. In 1998, the Company filed a complaint against Autotote Corporation and Autotote Systems, Inc. for infringement of copyrights. On July 18, 2000, the parties executed a settlement agreement under which the Company and the Company's subsidiary, Computerized Bookmaking Systems, Inc. (CBS), received $540,000 in cash and was relieved of its previous obligation to pay accrued royalty payments of $359,997.

     In connection with the Autotote Corporation and Autotote Systems Inc. settlement negotiations, the Company and CBS entered into a settlement agreement on March 31, 1999, with Hipodromo De Agua Caliente, S.A. De C.V. a Mexican Corporation ("Caliente"), and a customer of Autotote Systems. The Company was granted, subject to a one-time Nevada regulatory approval, which was received on November 20, 2000, a perpetual, nonexclusive license to the customer and received a one-time fee of $600,000.


     b. Racusin matter. Since 1995, the Company has been in litigation with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000, a judgment was entered. In addition to $756,340 paid by the Company to the individual in September of 1997, the judgment required the Company to issue him 239,819 common shares, currently held by the Court. At January 31, 2000, the Company had reserved 337,500 shares for issuance in this matter. The judgment applied a portion of the amount previously paid to reduce the number of shares to be issued to 239,819. The trial court valued the award at $2,025,000 based upon an assumed stock price of $6 per share. Mr. Racusin has appealed claiming that only a cash remedy at a higher price per share ($9) is appropriate. The Company has cross-appealed believing that the award was excessive for a variety of reasons.

     The appeal was heard by the 9th Circuit Court of Appeals on September 11, 2001. On November 1, 2001, the 9th Circuit Court of Appeals rendered a decision including among others, the following provisions (1) The District Court erred by not allowing a set-off for accrued interest on amounts previously paid by the Company ($586,089); and (2) The District Court erred by giving a stock-based award rather than a cash-based award as the stock-based award constitutes specific performance.

     Pursuant to the decision of the 9th Circuit Court of Appeals, the case has been remanded back to the District Court for a determination of Racusin's interest in monetary terms rather than in stock terms. The District Court must calculate the monetary value that Racusin would have been able to recoup from his 337,500 shares. This finding is dependent on when Racusin could have begun selling his shares (considering "relevant securities rules"), as well as how many shares he likely would have been able to sell at what times, given his large block of stock in a small-capitalization company. In addition, when the District Court enters the new cash damages award on remand, it may appropriately credit the Company for interest on the $586,089 paid to Racusin in September 1997.

     The District Court has not advised the Company as to the filing timeline for additional documents and/or when the matter may be heard. The Company is not able to fully determine the economic impact of the 9th Circuit Court of Appeals decision at this time. The Company has issued 239,819 shares of Common Stock (held by the Court) and has accrued approximately $329,000 in interest awarded in the judgment and expects any future exposure to be covered by provisions already in place by the Company.

     c. Imagineering matter. During August, 2001 and October, 2001, the Company participated in court-ordered settlement discussions with Imagineering Systems, Inc. ("ISI") during the course of these discussions, the Company and ISI were not able to reach a mutually agreeable settlement. Accordingly, the Supreme Court of the State of Nevada issued an "Order Reinstating Briefing" on October 19, 2001. Pursuant to this order, the Company must file and serve its opening brief and appendix within one hundred (100) days from the date of the order. The Company believes it will fully comply with the filing timeline established by the court.

     The Company has accrued $233,000 plus interest (net of $76,503 plus interest) with respect to this litigation.

     Following is a summary of the litigation settlements and (judgment) for the three and nine months ended October 31, 2000:

                         Three  Months  ended                Nine  Months  ended
                           October 31, 2000                     October 31, 2000
                         ------------------                   ------------------
Imagineering Systems, Inc.    $  (184,790)                     $    (184,790)

Racusin                                --                           (427,002)

Autotote  Corporation                  --                            899,997

Hipodromo  De  Aqua  Caliente     600,000                            600,000
                              -----------                      -------------
                              $   415,210                      $     888,205
                              ===========                      =============

There  were  no  cases settled for three and nine months ended October 31, 2001.

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


7.     Other  Commitments  and  Contingencies

     September 11, 2001. On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact on the southern Nevada economy and the Company's business cannot be predicted at this time but may be substantial. In addition, the National Football League's championship game was moved to February of 2002 as a result of the terrorist attacks. Accordingly, results from wagering on this sporting event will be reported in the fiscal year ending January 31, 2003 rather than the fiscal year ending January 31, 2002.

     Management Plans. The Company has incurred net losses for the past several years although as of October 31, 2001, has working capital of approximately $1,027,064. The Company's ability to continue as a going concern is dependent upon attaining and sustaining profitable operations until operating cash flows are sufficient to satisfy its current obligations. The Company has implemented cost cutting measures in all of its activities, including the elimination of immature business activities that appear to lack short-term profit potential. In addition, historically, the Company derives seasonally high results from its licensed race and sports books in the State of Nevada between September and January. However, the Company takes certain financial risks on the outcome of various sporting events, and, although these risks are managed, there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity.

     Stock Options. On August 9, 2001, the Company terminated in its entirety its 1995 Stock Option Plan as it was determined to be outdated and overly restrictive and approved the 2001 Stock Option Plan ("the "2001 Plan") subject to shareholder approval. The Company issued 350,769 options to various employees in accordance with the 2001 Plan. The 2001 Plan was approved by the vote of a majority of the outstanding voting stock of the Company on November 28, 2001 at the annual meeting of shareholders. There was no compensation expense recognized at the time of issuance, as the current market price is less than the exercise prices of such options.

8.     Regulatory  Matters

     The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute. On March 22, 2000, federal legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000, the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. For the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature. The Company currently accepts wagering on Olympic and college games. The Company estimates that wagering on college sports represents approximately 26% of its Nevada race and sports book revenues. The passage of such legislation would likely have a material adverse affect upon the Company's wagering operations.

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

     In March 2001, Australia's conservative government said it would seek to prohibit betting by Australian citizens via the Internet, interactive television and mobile phones. The laws to be introduced would bar gaming and wagering services offered to Australian citizens over the Internet. The Labor party is in opposition to the ban. The proposed ban would not limit Australian firms from offering Internet gaming overseas.

     At this time the Company is unable to determine the effect, if any, of the outcome of the implementation of the recommendations made in the "NETBETS" report or whether the government will be successful in banning online gaming by Australian citizens. If the federal government is successful in banning online gaming by Australian citizens, such ban may have a material adverse effect on the subsidiary's operations if passed as proposed or could have a significant negative impact on the marketability and negotiated sale price of its Internet wagering operation, Mega$ports (ACT).

     All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Results  of  Operations

Nine  months  ended  October  31,  2001  and  2000

     Revenues. Revenues for the nine months ended October 31, 2001 were $8,401,258 an increase of $526,085 or 6.7% from the nine months ended October 31, 2000. The increase in revenue is attributed to an $486,842 or 13.9% increase in Systems revenues from equipment sales of the newly designed T-3 terminals, an increase in Wagering revenue of $87,031 or 2.1% attributed to an in increase Leroy's wagering revenues of $179,939 or 4.2% offset by a decrease in revenues of Mega$ports Australia of $75,481 or 57.7% . The increase in Wagering and Systems revenues is offset by a $47,789 or 27.4% decrease in Keno revenues due to fewer operating keno locations.

     Due to the September 11, 2001 tragedy, race and sporting events for the week September 11 through September 24, 2001, were cancelled; therefore, the Company was unable to generate wagering revenue but still incurred expenses for this period.

     Operating costs and expenses. Comparative operating costs and expenses for the nine months ended October 31, 2001 decreased $1,436,855 or 15% as compared to the nine months ended October 31, 2000 as follows:


                               Increase        Nine  months  ended  October  31,
                                               ---------------------------------
                               (Decrease)           2001               2000
                               ------------         ----               ----
Direct  costs  and  expenses
    Wagering                   $   (603,536)   $  3,301,005        $  3,904,541
    System                          170,740       1,688,144           1,517,404
    Keno                           (276,630)        422,186             698,816
                               ------------    ------------        ------------
Total direct costs and expenses    (709,426)      5,411,335           6,120,761
Research and development           (107,928)        612,545             720,473
Selling, general and administrative(522,362)      1,594,701           2,117,063
Depreciation  and  amortization     (97,139)        524,772             621,911
                               ------------    ------------        ------------
                                 (1,436,855)   $  8,143,353        $  9,580,208

     The decrease in operating costs and expenses for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 includes an increase for equipment cost of $352,328 which includes an increase for the cost of the T-3 terminal equipment sold included in the direct costs and expenses of Systems. This increase for the cost for the T-3 terminal sold was offset by a $1,607,595 reduction in direct costs and expenses, research and development costs, selling, general and administrative costs and depreciation and amortization as described below.

     Direct costs and expenses. The decrease in the direct costs and expenses of the wagering segment was primarily due to a $104,276 or 87.6% decrease in advertising expenses, a $98,493 or 23.8% decrease in the direct cost of Mega$ports Australia, a $69,471 or 18.0% decrease in rent expenses, a $45,033 or 20.8% decrease in telephone, beepers, radios and pagers expenses and a 18.4% reduction in other expenses such as satellite sports packages which all reflect the Company's focus on reducing expenditures. The decrease is offset by a $102,836 or 5.8% increase in payroll and related expenses. The decrease in the Systems segment direct costs and expenses includes an increase of $499,347 for the cost of the newly designed T-3 terminals sold. This increase in cost of goods sold is offset by a $670,087 decrease in other cost of goods sold, direct costs and expenses. This Systems segment decrease was primarily due to the Company's effort to reduce expenditures and a $121,456 obsolescence reserve which was recorded for the nine months ended October 31, 2000, of which there is no obsolete inventory expense for the nine months ended October 31, 2001. The decrease in the Keno direct costs and expenses of $276,630 or 39.6% for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 was primarily due to a $295,402 or 55.2% decrease in payroll and related expenses due to fewer operating locations and the Company's efforts to reduce expenditures.

     Research and Development. The $107,928 or 15.0% decrease in research and development expenses for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 was primarily attributed to a $139,791 or 95.2% reduction in outside services expense for programming which is now done in-house.

     Selling, General and Administrative. The $522,362 decrease in the selling, general and administrative expenses for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 was primarily due to a $307,331 or 30.6% reduction in administrative payroll and related expenses, a $154,904 or 42.2% reduction in monies spent for outside services which are associated with network technical support now done in-house and a $119,526 or 44.3% reduction in legal costs. Offsetting the decrease in selling, general and administrative expenses was an $63,731 or 90.9% increase in insurance cost.

     Operating  income  (loss).   Operating  income  for  the  nine months ended
October 31, 2001 of $257,905 increased $1,962,940 from an operating loss of $1,705,035 for the nine months ended October 31, 2000 primarily as a result of management's efforts to reduce operating costs and expenses for all segments and increased Systems equipment sales of the T-3 terminals.

     Litigation judgment and settlements. In July 2000, the Company settled its litigation with Autotote Corporation. As a result of the settlement the Company received proceeds of $540,000 and was relieved of its obligation to pay accrued royalties of $359,997. Additionally $184,790 had been accrued for the Imagineering litigation and $427,002 accrued in interest expense for the Racusin litigation. There were no judgments or settlements for the nine months ended October 31, 2001.


     Income taxes. Income taxes for the nine months ended October 31, 2001 and 2000 have been reduced by the effects of net operating loss carryforwards and for the period ended October 31, 2001, represent alternative minimum tax for the previous year and estimates of current year expense.

     Net income. Net income for the nine months ended October 31, 2001 of $234,996 increased $1,326,659 from a net loss of $1,091,663 for the nine months ended October 31, 2000. The favorable variance is the result of increased systems equipment sales of the newly designed T-3 terminals and management's efforts to reduce operating costs and expenses for all segments.

Liquidity  and  Capital  Resources

         Cash provided by operating activities was $71,720 for the nine months ended October 31, 2001 compared to cash used in operating activities of $1,357,596 for the nine months ended October 31, 2000. This was primarily due to the Company's concentrated effort to reduce expenditures in fiscal year 2002 and payment of current liabilities, and increased System sales. Net cash used in investing activities was $254,207 for the nine months ended October 31, 2001 compared to cash used in investing activities of $179,975 for the nine months ended October 31, 2000. Net cash used in financing activities amounted to $106,244 for the nine months ended October 31, 2001 compared to net cash used in financing activities of $151,079 for the nine months ended October 31, 2000.

     Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company initiated various programs in fiscal year 2002 aimed at building cash liquidity to fund possible effects of seasonality of sports betting, timing of system sales, viability of wagering locations, and the possible effects of the proposed legislation to ban wagering on amateur athletic events. However, the Company takes certain financial risks on the outcome of various sporting events, and, although these risks are managed, there is no assurance that the outcome will be favorable and that sufficient cash flow can be generated to sustain operations during periods of lower activity. In addition, the Company has negative cash flow exposures due to potential litigation judgments (chiefly Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"); loss of the appeal on Imagineering and the District Court determination on Racusin could have a significant negative impact on the Company's existing cash balances and anticipated cash flows.

     Additionally, the Superbowl, normally played the last week of January was rescheduled to February 3, 2002. The Superbowl is the largest sports wagering event for the Company. Since the Company's fiscal year end is January 31, the revenues for Superbowl 2002 will be included in the next fiscal year. Fiscal year ending January 31, 2003, will include two Superbowl events and fiscal year ended 2001 will not include a Superbowl event.

     The Company cannot predict the effect on the national and local economy, or the effect on Superbowl wagering in particular, of the September 11, 2001, terrorist attacks for fiscal years ending January 31, 2002 or January 31, 2003.

Forward-Looking  Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources and the effects of regulations (including gaming and tax regulations) viability of wagering locations and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company taking financial risks on the outcome of sports events as a principal betting against its patrons, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

                            PART II OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Racusin

      On August 23, 1995, Leroy's filed a complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the court declare that 2 written agreements between Leroy's and Michael Racusin, dba M. Racusin & Company ("Racusin"), were vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided Leroy's certain advisory services for a fee.

     In  February  2000,  a jury verdict was rendered.  The jury found that: (i)
Leroy's breached its contract with Racusin; (ii) as a result of that breach, Racusin was entitled to receive stock in Leroy's in the amount equal to 4.5% of $45,000,000 plus $150,000 in cash; and (iii) the Company is the alter ego of Leroy's.

On  July  12,  2000,  the  court  entered  a  judgment  as  follows:

1. Racusin should receive $150,000 plus interest for a total of $170,251. This sum shall be set off against the $756,340 previously paid to Racusin by the Company on September 5, 1997. ($756,340 paid by the Company less the judgment of $170,251 leaves a remaining credit to the Company of $586,089)

2. Racusin should receive 239,819 shares of common stock in the Company. This number of shares was calculated as: 4.5% of $45,000,000 equals $2,025,000; this amount divided by $6.00 per share equals a total of 337,500 shares. The 337,500 shares are reduced by 97,681 shares, which the Company is entitled to as a set-off for the $586,089 previously paid to Racusin ($586,089 divided by $6.00 per share equals 97,681 shares). Racusin shall receive pre-judgment interest on the 239,819 shares.

3.     Racusin  should  recover  his  costs  of  the  suit.

     Racusin filed an appeal of the District Courts' decision to enter judgment asserting that the proper remedy is: (1) An all cash award; and (2) The cash award should be based on the value of the stock on the day the IPO was completed ($9.00 per share times 337,500 shares for $3,037,500) and not the value used by the District Court ($6.00 per share times 337,500 shares for $2,025,000)

     The Company filed a cross-appeal which challenges the jury's determination that the Company is the alter-ego of Leroy's; asserts the District Court erred by not including interest on $586,089 previously paid by the Company to Racusin in the set-off; and asserts the exclusion of testimony that Racusin received $756,340 in September of 1997 constitutes prejudicial error.

     The matter was heard by the 9th Circuit Court of Appeals on September 11, 2001. On November 1, 2001, the 9th Circuit Court of Appeals rendered a decision as follows: (1) The Company is the alter-ego of Leroy's; (2) The exclusion of testimony regarding payment of $756,340 to Racusin in September of 1997 did not constitute prejudicial error; (3) The District Court erred by not allowing a set-off for accrued interest on amounts previously paid by the Company ($586,089); and (4) The District Court erred by giving a stock-based award rather than a cash-based award as the stock-based award constitutes specific performance.

     Pursuant to the decision of the 9th Circuit Court of Appeals, the case has been remanded back to the District Court for a determination of Racusin's interest in monetary terms rather than in stock terms. In other words, the District Court must calculate the monetary value that Racusin would have been able to recoup from his 337,500 shares. This finding is dependent on when Racusin could have begun selling his shares (considering "relevant securities" rules), as well as how many shares he likely would have been able to sell at what times, given his large block of stock in a small-capitalization company. In addition, when the District Court enters the new cash damages award on remand, it may appropriately credit the Company for interest on the $586,089 paid to Racusin in September of 1997.

     The District Court has not advised the Company as to the filing timeline for additional documents and/or when the matter may be heard. The Company is not able to fully determine the economic impact of the 9th Circuit Court of Appeals decision at this time. The Company has issued 239,819 shares of Common Stock (held by the Court) and has accrued approximately $329,000 in interest awarded in the judgment.

Imagineering  Systems,  Inc.

     On October 21, 1998, Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things, breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998 the Company brought an action to recover on loans it made to ISI.

     On October 2, 2000, the Company's "Notice for Summary Judgment" for the claim of relief for breach of Promissory Note was granted. The Company was awarded $76,583 plus interest. The execution of the judgment was stayed until the outcome of the ISI civil complaint is known.

     On October 17, 2000, a trial by jury was held and, on October 30, 2000, the jury rendered a verdict in favor of ISI in the amount of $397,500 plus interest for breach of contract and $1,000,000 plus interest for breach of implied covenant of good faith and fair dealing.

     The  Company  immediately  brought a post-trial motion asking the court to:
(1) Disregard the jury verdict; (2) Order a new trial; or (3) Reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which: (a) Refused to set aside the jury's award of $397,000 on the breach of contract claim; and (b) Granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing unless ISI agreed to reduce the judgment for $1,000,000 to $500,000, which they did. As a result of the Court's decision and ISI's actions, the award to ISI was effectively reduced from $1,397,500 plus interest to $897,500 plus interest.

     The Company has appealed the Court's decision based upon a number of factors including, but not limited to: (1) The award for damages on both breach of contract and implied covenant of good faith and fair dealing is contrary to Nevada contract law; (2) The award of damages for the breach of implied covenant of good faith and fair dealing constitutes specific performance; and (3) ISI did not provide sufficient evidence at trial for the award of damages for breach of contract.

     During August, 2001 and October, 2001, the Company participated in court-ordered settlement discussions with ISI; during the course of these discussions, the Company and ISI were not able to reach a mutually agreeable settlement. Accordingly, the Supreme Court of the State of Nevada issued an "Order Reinstating Briefing" on October 19, 2001. Pursuant to this order, the Company must file and serve its opening brief and appendix within one hundred
(100) days from the date of the order. The Company believes it will fully comply with the filing timeline established by the court.

     Based upon the advice of counsel, the Company has accrued $233,000 plus interest (net of $76,503 plus interest) with respect to this litigation.

Internet  Operations  Investigation

     On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against the Company, referred to as State Gaming Control Board v. American Wagering, Inc., dba Mega$ports (ACT) (the
"complaint"),  related  to  the  operation of Mega$ports Pty, Ltd., ("Mega$ports
(ACT)"). The complaint contains 13 separate counts against the Company. The complaint alleges the Company, as a company registered with the Nevada Gaming Commission, engaged in an unsuitable method of operation due to the fact that Mega$ports (ACT) accepted a series of wagers from a patron who was physically located in Las Vegas, Nevada. The Board further alleged that the acceptance of these wagers was a violation of both federal and Nevada State laws that prohibit Internet sports wagering.

     On July 27, 2000, the Nevada Gaming Commission approved a settlement of the complaint. Without admitting or denying the allegations, the Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). Pursuant to the terms of the settlement, the divestiture was to be completed by January 27, 2001 subject to the Company's right to request not more than three 60-day extension periods to complete the divestiture.

     On July 26, 2001, having exhausted all 60-day extensions, the Nevada Gaming Commission granted the Company an additional six months (until January 25, 2002) to complete the divestiture. Currently, the Company is continuing to search for a qualified buyer for the Mega$ports (ACT) operation.

Willow  International  Ventures  Corporation

     On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against the Company claiming, among other things: (1) The Company's federally trademarked name "Mega$ports" (used in the United States and Australia) is invalid; (2) Willow's ownership of the Internet domain "www.megasports.com"; (3) Public confusion regarding the similarity of names;
(4) Unfair competitive practices by the Company; (5) False and misleading use of the trademark "Mega$ports" by the Company; (6) Violation of the Lanham Act by the Company; and (7) Damages in excess of $75,000 (the exact amount to be determined at trial). The complaint required a response from the Company within twenty (20) days after service of the summons upon the Company (which occurred on October 11, 2001). On October 26, 2001, the Company and Willow agreed to extend this deadline to November 20, 2001.

     On November 20, 2001, the Company filed an "Answer and Counterclaim" to the civil complaint brought by Willow. Among other things, the Company: (1) Denies unfair competitive practices; (2) Denies violations of the Lanham Act; (3) Denies that the use of the trademark "Mega$ports" by the Company is false and misleading; (4) Asserts legal and lawful ownership of the federally trademarked name "Mega$ports"; (5) Asserts that Willow's use of the Internet domain "www.megasports.com" infringes on and dilutes the Company's distinctive and Federally registered trademark; (6) Seeks injunctive relief and the recovery of actual and treble damages, Willow's profits, costs, attorneys' fees and such other relief as is more fully set forth in the "Answer and Counterclaim".

     The Court has not notified the Company as to the filing timeline of additional documents and/or when the matter may be heard. The Company is not able to determine the economic impact of this civil action at this time. An adverse decision by the Court, however, could reduce the value of the "Mega$ports" United States trademark which is carried as an asset valued at $252,531 on the Company's balance sheet.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

          None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On November 28, 2001 the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting were the election of directors and approval of the 2001 Stock Option Plan. The total number of shares of common stock outstanding at the record date, October 2, 2001, was 8,137,765 shares. The number of votes represented at this meeting were 7,516,922. 1,447,600 shares were represented in person and 6,069,322 shares were represented in proxy.

At the meeting, the Stockholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

Name                  Votes  For        Votes  Withheld      Abstentions
----               -------------     ------------------   --------------
Victor J. Salerno      7,298,687            218,235            None
Timothy  F.  Lockinger 7,298,687            218,235            None
W.  Larry  Swecker     7,298,687            218,235            None
Judy  Salerno          7,298,687            218,235            None
Robert  D. Ciunci      7,298,687            218,235            None

At the meeting, the Stockholders were asked to approve the Company's 2001 Stock Option Plan. The Plan was approved as recommended by the Board of Directors and the results of the voting were as follows:

                      Votes  For         Votes  Against      Abstentions
                   -------------     ------------------   --------------
Stock  Option  Plan    5,682,133*           384,339            2,580

* = The total number of "Votes For" the stock option plan includes 3,201,665 shares in which a vote was not cast on this issue. Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, an unvoted share on this issue is considered a vote "for" the plan.

ITEM  5.     OTHER  INFORMATION

          None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:  10.1  American  Wagering,  Inc.  2001  Stock  Option Plan (1)

(b)     Reports  on  Form  8-K:  None

(1) Incorporated into this Form 10-QSB by reference to the Registrant's previous filing of this Exhibit in its Schedule 14A filed with the Commission on October 16, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN  WAGERING,  INC.

Dated  December  14,  2001


By:  /s/  Timothy  F.  Lockinger
     ---------------------------
       Timothy  F.  Lockinger

       Chief  Financial  Officer,  Secretary  and  Treasurer
       (Principle  Accounting  Officer)