Form 10KSB
period 2002-01-31
AMERICAN WAGERING INC
filed 2002-05-01
CIK 1005214

______________________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     _______

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
______________________________________________________________________________

                          Commission File No. 000-20685

                             AMERICAN WAGERING, INC.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)

     Nevada                              88-0344658
  ---------------------------------   ----------------------
(State  or  other  jurisdiction  of      (I.R.S.  Employer
incorporation  or  organization)          Identification  No.)


                    675 Grier Drive, Las Vegas, Nevada 89119
                    ----------------------------------------
           (Address  of principal  executive  offices)  (Zip  Code)

                        (702)  735-0101
                   ---------------------------
                   (Issuer's telephone number)


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:   None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                          Common Stock, $.01 par value
                          ----------------------------
                              Title  of  Class


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

The issuer's revenues for the fiscal year ended January 31, 2002 were $12,000,615.

The aggregate market value of the voting and non-voting stock (which consists solely of shares of Common Stock) held by non-affiliates as of April 26, 2002 computed by reference to the average bid and asked price for the registrant's Common Stock as quoted on the NASD Over-The-Counter Bulletin Board on such date, was approximately $1,030,209.

The number of shares of the issuer's Common Stock outstanding as of April 26, 2002 was 7,836,846.

                                     PART I


Item  1.     Description  of  Business

Primary business formation and operating activities. In August 1995, American Wagering, Inc., a Nevada Corporation (the "Company"), was formed as the holding Company for Leroy's Horse and Sports Place ("Leroy's") and Leroy's Hotel Corporation ("LHC"). Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a statewide network of sports and race wagering facilities in 41 casinos. Leroy's offers a "turn-key" sports and race wagering operation that allows casinos to satisfy their patrons desire for sports and race wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. In addition, since its sports and race book operation is its primary business, the Company believes that Leroy's is capable of responding more quickly to customer needs, such as providing faster pay-off on winning tickets presented other than in person. In October 1996, the Company acquired from Autotote Corporation, all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a stock transfer agreement between the Company and Autotote Corporation. CBS designs, sells, rents, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. The Company paid $3 million in cash to Autotote Corporation and guaranteed CBS' obligation under its mortgage (in the principal amount of approximately $2 million as of such date). The mortgage is on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada, where the Company currently maintains its corporate offices. The use of the CBS software was subject to certain litigation which was settled in the fiscal year of 2001, see "Legal Proceedings".

Other business activities and historical background. The Company also owns and operates Mega$ports (ACT) Pty. Ltd. ("Mega$ports (ACT)") located in Canberra, Australia, an international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the telephone and Internet. Mega$ports (ACT) accepts wagers from all jurisdictions that do not prohibit sports betting or Internet wagering; the United States is one jurisdiction that does prohibit this form of wagering and, as such, Mega$ports (ACT) does not accept wagers from persons in the United States. On December 16, 1999, the Nevada State Gaming Control Board ("Board") filed a complaint for disciplinary action against the Company, referred to as State Gaming Control Board v. American Wagering, Inc., dba Mega$ports (ACT) (the "complaint"), related to the operation of Mega$ports Pty, Ltd., ("Mega$ports (ACT)").

On July 27, 2000, the Nevada Gaming Commission approved a settlement of the complaint. Without admitting or denying the allegations, the Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). In the event the Company does not complete the divestiture prior to the current July 25, 2002 deadline and fails to receive additional time extensions from the Nevada Gaming Commission, there could be a material adverse effect on the Company's operations as well as on the marketability and negotiated sale price of the Mega$ports (ACT) business, see "Legal Proceedings".

The Company also owns AWI Keno, Inc. ("AWIK") which designs, installs, operates and maintains computerized keno systems and plans to offer keno players a statewide keno game with a progressive jackpot. On February 26, 2002 the Company temporarily closed its keno operations. It is the Company's intent to restructure AWIK in the next six months, to reopen the game and to keep its gaming license active. In the event that live keno operations do not recommence, the Company intends to keep AWIK's manufacturers license active for other new products developed by AWI.

On July 28, 1998, the Company through two newly formed subsidiaries acquired certain assets from Advanced Computer Services, Inc. ("ACS"), a systems competitor of CBS, pursuant to an asset purchase agreement between the Company and ACS and settled certain litigations between them. The Company paid ACS $500,000 in cash and $250,000 in the Company's Common Stock for the assets, including software and restrictions on ACS and its shareholder not to compete or solicit the Company's customers. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") were the designated acquirer of the Nevada Sports wagering software and hotel systems software, respectively and assumed certain contractual obligations of ACS, including all customer contracts. The Company initially owned 80% of AWISSI and 51% of AWIHSI and the sole shareholder of ACS owned the remaining interests. On June 8, 2000, the Company terminated a systems consulting agreement and sold the assets of AWIHSI to the sole owner of ACS in exchange for ACS's 49% and 20% interests in AWISSI and AWIHSI.

In November 1999, the Company formed Secured Telephone Operating Platform, Inc. ("STOP"), which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects the call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada. Currently the STOP system is being used by three casinos.

Las  Vegas  Area  Market

The Company's primary market for sports and race books and keno operations is the Las Vegas Valley and surrounding areas (hereinafter, "Las Vegas Area"). At December 31, 2001, the Las Vegas Area included 161 sports books, 112 race books and 111 keno parlors. Leroy's currently operates 27 of its 41 sports books in the Las Vegas and surrounding areas. The Las Vegas Area attracts both local residents and Las Vegas visitors. The Las Vegas population was approximately
1.5 million in 2001, an increase of 3.6% from the prior year. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas has increased on average by 6.4% annually from approximately 18.1 million in 1989 to approximately 35.8 million in 2000. Las Vegas principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation's most popular convention sites, having hosted conventions in 2001 that were attended by more than 4.0 million people who, it is estimated, spent $4.8 billion, excluding gaming activity.

From 1989 to 2001, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 126.5% from approximately $3.4 billion to approximately $7.7 billion. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno  Area  Market

The market for 14 of the Leroy's sports books is the Reno Area gaming market and surrounding areas. Reno is the second largest city in Nevada with an area population of approximately 249,000 in 2000 and projected population of approximately 346,000 for 2002. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous summer and winter recreational activities. The greater Reno Area attracted a total of 5.1 million visitors in 1999.

Sports  Wagering

Sports wagering is legal in the State of Nevada and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's race and sports books increased from approximately $290 million in 1980 to $2.9 billion in 2000. During that same period, the number of sports books increased from 24 to 161 in Nevada. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is wider recognition of the sports and the teams involved and increased excitement, which the Company believes, leads to more interest in sports betting.

A sports wagering facility, or "sports book", is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from customer play against a statistical advantage that the gambling operator (the "House") possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks, and jai alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

The fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners and, if the book is balanced, for each type of sports bet the House has a "theoretical advantage". For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book were evenly balanced, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

Oddsmakers (whose services are purchased by the bookmakers) initially set lines to hopefully split the bets evenly between the betting participants. Customers have opinions concerning the odds and bet accordingly, which requires initial lines to be adjusted. As a result, in practice, a sports book is rarely perfectly balanced. The sports books profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of either a constant profit over time or for a single event.

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

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book". Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need and operates 41 sports books in major metropolitan areas in Nevada (20 are in the Las Vegas Area, 5 in the Reno Area, 16 throughout the State of Nevada, including Laughlin, Jean, Crystal Bay, Mesquite, Elko, Sun Valley, Spring Creek, Wendover, Winnemucca, Minden and Pahrump). The locations include the Riviera Hotel and Casino, the Tropicana Resort and Casino, and the Four Queens Hotel and Casino in the Las Vegas Area and the Fitzgerald's Casino, the Carson Nugget Casino, and the Rail City Casino in the Reno Area. Under Nevada gaming law, Leroy's is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees. The remaining 120 sports books in the state are operated primarily by the casinos in which they reside.

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

Professional and college football games currently comprise about 36% of the amount bet or $31,263,000 at the Leroy's locations with professional and college basketball games comprising about 29% or $25,463,000. Professional baseball is next at about 28% or approximately $23,963,000. Historically, Leroy's business has been seasonal in nature with approximately 59% of its handle, or $51,444,000, arising during the months of September through January. Leroy's wagering handle for the September 2001 to January 2002 season consisted primarily of football with approximately $32,329,000 (63%), basketball with approximately $10,187,000 (20%) and baseball with approximately $4,370,000 (8%). Hockey and boxing comprise the majority of the balance. Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. Leroy's only offers race wagering for a few major events, such as the Triple Crown and the Breeders Cup. Leroy's Vacation Village location in Las Vegas offered pari-mutuel race wagering and operated a daily race book with wagers merged into the on-track pari-mutuel pools, however this location was closed January 8, 2002. The Company is currently seeking another pari-mutuel race location.

With the popularity and accessibility of computers, bettors in locations where such betting is permitted now have an additional medium from which to wager on sporting events. Online sport betting has existed for approximately 20 years, but until more recently, few people had access to a computer or the Internet. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will enhance the continued growth of the sports betting industry.

In anticipation of this trend, in 1998, Mega$ports (ACT) was formed and later issued a 15 year sports betting license from the Australian Capital Territory Bookmakers Licensing Committee and in March 1999 received regulatory approval for its Internet operations from the Australian Capital Territory. The Company believes that it was the first Nevada licensed Company to start an online gaming site. Its online system permits high-speed access with secure, encrypted technology and allows instantaneously updated betting lines and account information seven days a week, 24 hours a day. The system was designed to ensure various patron safeguards that are required by Australian Capital Territory regulations. The system was also designed not to accept any wagers from jurisdictions that prohibit sports betting or Internet wagering, such as the United States. Patron users, however, allegedly circumvented these controls and a bet from a patron in the United States was allegedly accepted causing an action by the Nevada Gaming Commission against the Company and an agreement to divest of the Company's interest in this operation, which is required to be completed by July 25, 2002, see "Legal Proceedings".

Pari-mutuel  Wagering

Race - In December 1997, Leroy's joined the Nevada pari-mutuel Association to allow pari-mutuel race wagering at one of its' locations. Leroy's, in association with a disseminator, offered pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York. On January 8, 2002, due to the closure of Vacation Village in Las Vegas, Nevada, the Company lost its pari-mutuel race location. The Company is currently seeking a new location for pari-mutuel race wagering which meets Nevada's gaming licensing and regulations.

Sports - From December 1998 through March 2000, the Company test marketed pari-mutuel sports wagering at its Nevada books and at approximately 18 other books throughout the State. The Company's subsidiary, Mega$ports,

Inc., acquired, developed, and marketed the technology under the Mega$ports(R) trademark. Lack of patron acceptance resulted in the Company's decision to discontinue the betting alternative and let its Nevada gaming license expire in July 2000. The Company, however, has plans to market the pari-mutuel sport game in foreign markets

Systems  Operations

CBS designs, installs and maintains computerized sports and race wagering. CBS is the leading race and sports wagering systems supplier in the State of Nevada and provides either wagering systems and/or services to the majority all of the sports and race books in Nevada that are not operated by the Company's Leroy's subsidiary. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues mainly consist of race and sports wagering equipment sales and the related maintenance contract revenues. CBS sells its race and sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system. The Company also owns and supports an alternative product, AWISSI's Nevada Sports Wagering software.

In October 1996, when the Company acquired all of the outstanding shares of CBS from Autotote Corporation and the right to use certain software owned by Autotote Corporation and Autotote Systems, Inc., certain agreements were executed. These agreements were the subject of certain litigation between the Company and Autotote Corporation and Autotote Systems Inc, which was settled in fiscal year ended January 2001, see "Legal Proceedings"

STOP designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada and is currently operating for three casinos.

Keno  Operations

AWIK was formed during the second quarter of fiscal 1999. AWIK designs, installs, operates and maintains computerized keno systems. On April 29, 1999, AWIK received preliminary licensing approval from the Nevada Gaming Commission to operate a statewide inter-casino linked system keno game. THE GAME(TM) is an interactive system with high-tech video graphics and animation that links casinos throughout the State of Nevada. THE GAME(TM) is a state-of-the-art UNIX-based computer system that is already being used to link over 1000 terminals in Australia. AWIK anticipates that THE GAME(TM) eventually will offer a progressive jackpot starting at $1 million. AWIK offers casinos a risk-free keno operation as AWIK operates the keno game for the casino and the casino receives a percentage of the play from AWIK. AWIK received final licensing approval from the Nevada Gaming Commission on November 11, 1999. On February 26, 2002 the Company temporarily closed its keno operations. It is the Company's intent to restructure AWIK in the next six months, to reopen the game and to keep its keno gaming license active. Even if the keno game does not reopen, the Company intends to use AWIK's manufacturers license for other new product development.

Discontinued  Operations

Until June 30, 1999, LHC and its subsidiary owned and operated a hotel and restaurant located at 3111 West Tropicana Avenue, Las Vegas, Nevada. The Company continued to lease facilities and operate 65 electronic gaming devices on the premises through December 22, 2000, when these casino operations were also discontinued.

Operating  Strategy

The Company's primary operating strategies for the foreseeable future is to focus on its core businesses, operating race and sports books in Nevada and developing, selling and maintaining related systems, becoming more efficient and cutting costs. In Nevada, the Company's strategy is to expand upon its current base of 41 books. The Company is also developing a new self-service sports wagering terminal which it expects to complete in the fourth quarter of fiscal 2003. This new terminal would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The self-service sports wagering terminal would allow the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company has implemented and is also initiating other cost cutting measures.

The Company is redesigning the financial model for its Keno operations and intends to expand its installation base and marketing efforts including inter-casino linked progressive jackpots, when financial resources become available. The Company is exploring their options to re-open the pari-mutuel sports game in foreign countries. The Company is also divesting its Internet wagering operation and has no plans to redevelop this business source in the foreseeable future.

Proposed  Government  Regulation

The Company intends to continue to present casinos with a "turn key" sports book operation that allows the casinos to satisfy their patron's desires for race and sports gaming without bearing the risk and overhead associated with operating the books themselves. Leroy's anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. On March 22, 2000, legislation entitled Amateur Sports Integrity Act was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. Leroy's currently accepts wagers on college games. Leroy's estimates that wagering on college sports represents approximately 29% of its revenues. As of April 2002, the bill has not been passed but would have a significant negative impact on the Company's operation if passed in its present proposed form.

Regulation  and  Licensing

The ownership and operation of race and sports books in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company's gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Commission"), the Nevada State Gaming Control Board (the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and other local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such other local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities".

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

Leroy's is currently licensed by the Nevada Gaming Authorities. Leroy's holds 41 non-restricted sports book gaming licenses. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

The Company is registered in Nevada as a publicly traded corporation and, as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's (as a non-public entity) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. The Company, Leroy's, Casino (closed December, 2000) and AWIK have received, from the Nevada Gaming Authorities, the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

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

The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

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

Leroy's may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions wherein such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for Leroy's to take advantage of the business opportunities provided by this amendment to the law, the Nevada Gaming Commission must amend its regulatory restrictions "ab initio" or Leroy's can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to Leroy's, or that any such amendment would not be burdensome to Leroy's.

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

In December 1999, the Australian Government released its Productivity Commission Report on Australia's Gambling Industries. The Report made certain recommendations regarding the regulation of the emerging online gambling industry. Following this report, the Senate Select Committee on Information Technologies issued a report entitled "NETBETS", a review of online gambling in Australia. The Committee came up with a series of proposals to cut online gambling. One of which was to limit the expansion of online casinos with a moratorium on the issuance of online gaming licenses until consumer protection policies were implemented. This moratorium ended on May 19, 2001.

In March 2001, Australia's conservative government announced an intention to prohibit betting by Australian citizens on the Internet, via interactive television and mobile phones.

In June 2001, following a series of amendments, the Interactive Gambling Act 2001 was passed. This Act makes it unlawful for an Australian licensed service provider to accept gaming transactions from any person physically present in Australia. Internet sports wagering was generally exempted from the provisions of the Act, with the exception of a restriction relating to wagering on an event, once the event has commenced.

In the nine months since the commencement of the Interactive Gambling Act 2001, the restrictions contained in the legislation have not had a material effect since there has not been a material change in handle or net win relating to the operations of the subsidiary.

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

Competition

There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations in the Las Vegas Area and throughout Nevada. There are currently 161 sports books in Nevada, of which the Company owns and operates 41. Virtually all of the major casinos in Nevada have sports and race books and keno parlors, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. CBS faces competition from the larger casinos as well as keeping up with the rapidly growing field of technology. There also is a possibility of another systems provider moving to Nevada. There are currently approximately 123 keno parlor locations throughout the State. The Company's inter-casino linked keno system competes with other distributors of keno systems in Nevada, other keno system games and other casino-linked games, including progressive slot machines. Some of these competitors are larger and have greater access to capital resources than the Company.

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

Employees

The Company and its subsidiaries had approximately 200 full and part-time domestic employees at January 31, 2002. 133 are employed by Leroy's, 44 are employed by CBS, 10 are by Keno and 13 are employed by the Company as of January 31, 2002. No employees of the Company and its subsidiaries are currently represented by a labor union. In February 2002, the 10 Keno employees were terminated or transferred upon the temporary closure of the Keno operations. The Company, and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Item  2.     Description  of  Property

The Company's corporate offices, central computer operations and systems operations are located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company's subsidiary, CBS. CBS is a debtor under a mortgage loan on the building of which approximately $1.7 million is outstanding as of January 31, 2002. The loan, which accrues interest of 8% annually, is due in full in September 2015 and is secured by a deed of trust, assignment of leases and rents in favor of the lender. The Company has guaranteed CBS obligations under this loan.

Leroy's operates 41 sports books subject to lease agreements in major metropolitan areas in Nevada. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 6 years and typically provide for an automatic 1year extension and termination by either party with 90-day notice. Total rental expense under the leases was approximately $417,000 and $503,000 for the years ended January 31, 2002 and 2001, respectively.

Item  3.     Legal  Proceedings

Racusin

On August 23, 1995, Leroy's filed a complaint for Declaratory Relief in the District Court of Clark County, Nevada, requesting that the court declare that 2 written agreements between Leroy's and Michael Racusin, dba M. Racusin & Company ("Racusin"), were vague, ambiguous and unenforceable contracts. Racusin had introduced certain underwriters, including Equity Securities Trading Co., Inc. (one of the underwriters of the Company's initial public offering) to Leroy's and provided certain advisory services for a fee.

In February 2000, a jury verdict was rendered. The jury found that: (i) the Company is the alter ego of Leroy's (ii) Leroy's breached its contract with Racusin and (iii) Racusin was entitled to compensation for the services provided.

On  July  12,  2000,  the  court  entered  a  judgment  as  follows:

1. Racusin should receive $170,251 to be set off against the $756,340 previously paid to Racusin by the Company on September 5, 1997, leaving a remaining credit to the Company of $586,089.

2. Racusin should receive 239,819 shares of common stock in the Company. This number of shares was calculated as: 4.5% of $45,000,000 divided by $6.00 per share, reduced by 97,681 shares. ($586,089 divided by $6.00 per share). Racusin would receive pre-judgment interest on the 239,819 shares.

3.     Racusin  should  recover  his  costs  of  the  suit.

Racusin filed an appeal of the District Courts' decision to enter judgment asserting that the proper remedy is: (1) An all cash award; and (2) The cash award should be based on the value of the stock on the day the IPO was completed ($9.00 per share times 337,500 shares for $3,037,500) and not the IPO valuation price used by the District Court ($6.00 per share times 337,500 shares for $2,025,000).

The Company filed a cross-appeal which challenges the jury's determination that the Company is the alter-ego of Leroy's; asserts the District Court erred by not including interest on $586,089 previously paid by the Company to Racusin in the set-off; and asserts the exclusion of testimony that Racusin received $756,340 in September of 1997 constitutes prejudicial error.

 The 9th Circuit Court of Appeals heard the matter on September 11, 2001. On November 1, 2001, the 9th Circuit Court of Appeals rendered a decision as follows: (1) The Company is the alter-ego of Leroy's; (2) The exclusion of testimony regarding payment of $756,340 to Racusin in September of 1997 did not constitute prejudicial error; (3) The District Court erred by not allowing a set-off for accrued interest on amounts previously paid by the Company ($586,089); and (4) The District Court erred by giving a stock-based award rather than a cash-based award as the stock-based award constitutes specific performance.

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

 The District Court has set a trial date of September 16, 2002 to hear this matter. The Company is not able to fully determine the economic impact of the 9th Circuit Court of Appeals decision at this time. It is further believed that the jury's verdict establishing damages will be appealed by either Racusin or the Company. Final resolution of this matter is probably 18 to 30 months away. The Company has accrued approximately $329,000 in interest toward the judgment.

Imagineering  Systems,  Inc.

On October 21, 1998, Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things, breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998, the Company brought an action to recover on loans it made to ISI.

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

During August 2001 and October 2001, the Company participated in court-ordered settlement discussions with ISI. During the course of these discussions, the Company and ISI were not able to reach a mutually agreeable settlement.
Accordingly, the Supreme Court of the State of Nevada issued an "Order Reinstating Briefing" on October 19, 2001. Pursuant to this order, the Company must file and serve its opening brief and appendix within one hundred (100) days from the date of the order. The Company believes it will fully comply with the filing timeline established by the court.

The  appellate  briefing  schedule  was  set on March 11, 2002.  Based upon that schedule it will take from sixteen to twenty four months before a decision will be reached. The Company plans to actively pursue this appeal until a decision is reached.

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

On January 25, 2002, having exhausted all extensions, the Nevada Gaming Commission granted the Company an additional six months (until July 25, 2002) to complete the divestiture. Currently, the Company is continuing to search for a qualified buyer for the Mega$ports (ACT) operation.

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

On November 20, 2001, the Company filed an Answer and Counterclaim to the civil complaint brought by Willowdenying the allegations made therein and seeking injunctive relief and the recovery of actual and treble damages, Willow's profits, costs, attorneys' fees and other relief.

The Court has not notified the Company as to the filing timeline of additional documents and/or when the matter may be heard. The Company is not able to determine the economic impact of this civil action at this time. An adverse decision by the Court, however, could reduce the value of the "Mega$ports" United States trademark which is carried as an asset valued at $252,531 on the Company's balance sheet.
..
Autotote  Systems,  Inc.

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

Earnings  Impact

The Company's "Consolidated Statements of Operations for the Years Ended January 31, 2002 and 2001" (see attached financial statements) indicate a Net Income in the amount of $635,454 for the year ended January 31, 2002 as compared to Net Income in the amount of $464,029 for the year ended January 31, 2001. The primary source of the net income for January 31, 2001, however, is litigation judgments and settlements (chiefly, Autotote Systems, Inc. and Hippodromo De Agua Caliente, De C.V.; refer to "Autotote Systems, Inc." in the "Legal Proceedings" section) in the amount of $981,856. Without these nonrecurring litigation judgments and settlements, the Company would have experienced a net loss in the amount of $517,827. The primary source of income for January 31, 2002, however, was from profitable operations primarily due to cost cutting measures and reduced litigation costs. Profitable operations in 2002 included nonrecurring system sales of approximately $2,398,000.

Other

The Company or any subsidiary is not a party to any other material pending legal proceeding, nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance, which it considers adequate for the size of the Company and the nature of its business. Management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

On November 28, 2001 the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting were the election of directors and approval of the 2001 Stock Option Plan. The total number of shares of common stock outstanding at the record date, October 2, 2001, was 8,137,765 shares. The number of votes represented at this meeting was 7,516,922. 1,447,600 shares were represented in person and 6,069,322 shares were represented in proxy.

At the meeting, the Stockholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

Name                  Votes  For        Votes  Withheld      Abstentions
----                  -------------     ------------------   -----------
Victor J. Salerno       7,298,687             218,235            None
Timothy  F.  Lockinger  7,298,687             218,235            None
W.  Larry  Swecker      7,298,687             218,235            None
Judy  Salerno           7,298,687             218,235            None
Robert  D. Ciunci       7,298,687             218,235            None

At the meeting, the Stockholders were asked to approve the Company's 2001 Stock Option Plan. The Plan was approved as recommended by the Board of Directors and the results of the voting were as follows:

                        Votes  For        Votes  Against      Abstentions
                       -------------     ------------------   -----------
Stock  Option  Plan     5,682,133*           384,339             2,580

* = The total number of "Votes For" the stock option plan includes 3,201,665 shares in which a vote was not cast on this issue. Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, an un-voted share on this issue is considered a vote "for" the plan.

                                     PART II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters

The Company's Common Stock had been reported by the NASDAQ National Market System under the symbol "BETM" since 1996. On August 3, 2000 the Company was notified that it was not in compliance with all the requirements for continued listing on the NASDAQ National market Systems. Effective August 4, 2000 the Company's securities began trading on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the periods indicated as reported by the NASDAQ National Market System and on the NASD Over-The-Counter Bulletin Board.



Quarter Ended      High    Low
----------------  ------  -----
April 30, 2001       3/5    1/3
July 31, 2001        1/2    1/4
October 31, 2001     1/2    1/4
January 31, 2002     1/2    1/5


Quarter Ended     High    Low
----------------  ------  -----
April 30, 2000    15 3/8  3/3/4
July 31, 2000      5 1/2  2 2/5
October 31, 2000       3    3/8
January 31, 2001     3/4    1/5


The approximate number of record holders of shares of the Common Stock of the Company outstanding as of April 26, 2002 was 42. No cash dividends have been declared or paid on the Company's Common Stock.

Item  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

Results of Operations - Fiscal year ended January 31, 2002, compared to the fiscal year ended January 31, 2001

Revenues for the fiscal year 2002 decreased $185,617 (1.5%) to $12,000,615 from revenues of fiscal 2001. A decrease of wagering revenues of $1,219,448 primarily due to a reduction of handle (the total amount wagered at the Company's sports and race books), was offset by a $1,069,086 increase in systems revenue primarily due to equipment sales. The operating income of $744,827 for 2002 was $1,065,333 better than 2001 primarily as a result of cost cutting measures associated with refocusing on the Company's core business, its Nevada race and sports books and systems sales and maintenance.

Wagering  Operations

Revenues from wagering decreased $1,219,448 (15.7%) to $6,532,111 in 2002. The decrease was primarily due to a decrease in handle, which was offset by an increase in the Company's overall net win percentage (revenues divided by handle). Handle was $100,411,688 for 2002, a decrease of $13,655,863 (12.0%).
The Company's net win percentage was 6.3% in fiscal year 2002 compared to 6.3% in fiscal year 2001.

The decrease in wagering handle is attributable to a number of reasons including, but not limited to, the closure of sporting events for the week following the September 11 tragedy, and the subsequent scheduling change of the "Super Bowl" NFL football championship to February 2002, (fiscal year end 2003), a decrease in the number of locations. An increase or decrease in handle, however, is not necessarily indicative of an increase or decrease in revenues or profits. There is no assurance that the Company's handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond the Company's control may result in further declines in handle.

The number of sports and race book locations owned and operated by Leroy's decreased by 1 (2.4%) to 41 at January 31, 2002. The Company intends to continue to open new locations that management expects to operate profitably and to continue its review of existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of sports and race books operated by the Company will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond the Company's control. There is no assurance that the Company will be able to add new locations and/or that any new locations so added will be profitable.

Wagering operating costs decreased $481,339 (8.9%) to $4,923,534. The decrease in operating costs were primarily the results of the Company's plan to implement cost cutting measures. The significant decreases were in rent expense ($93,725), the operations of the Mega$ports Australia ($92,534), advertising ($85,248), gaming taxes ($73,180), and wages ($45,321).

Systems  Operations

Equipment and software license sales increased by $946,187 (65.2%) in 2002, the Company's gross profit margin decreased 8.7% to 61.1% as a result of increased component costs. Maintenance revenues increased $69,321 (2.7%) to $2,654,881 in 2002 and related expenses decreased $81,454 (6.0%) to $1,271,356. CBS equipment sales are low volume high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Keno  Operations

Keno operations commenced in August 1999. Revenues for 2002 were $166,531 compared to $201,787 in 2001. Operating costs also decreased $327,572 to $760,296 in 2002. In February 2002, the Company temporarily ceased keno operations to revise the keno system.

Direct  Costs

Total direct costs for wagering, systems, and keno operations of $7,538,372 for 2002 decreased $213,086 (2.7%) from 2001 as a result of the matters discussed above.

Research  and  Development  Costs

Research and development costs of $855,980 for the fiscal year ended January 31, 2002, increased by $11,550 or (1.4%) from research and development costs of $844,430 for the fiscal year ended January 31, 2001.


Selling,  General  and  Administrative  Costs

Selling, general and administrative costs of $2,160,389 for 2002 decreased by $456,029 (17.4%) from 2001 as a result of numerous Company-wide cost cutting measures.

Depreciation  and  Amortization  and  Asset  Impairment  Provisions

Depreciation and amortization was $701,047 for 2002, compared to $852,337 for 2001 due to disposition of assets. Provision for asset impairments of $258,250 in 2001 was a result of the Company's focus on core business and products.

Interest  Expense

Interest expense of $161,087 for fiscal year ended 2002 decreased $17,730 (9.9%). The decrease is principally due to the reduced interest paid on the paid-down principal balance on the building mortgage.

Discontinued  Operations

Loss from discontinued operations of $170,939 in 2001 relates to the discontinued casino segment.

Current  Year  Earnings

The Company's "Consolidated Statements of Operations for the years ended January 31, 2002 and 2001" (see attached financial statements) indicates a Net Income in the amount of $914,654 for the year ended January 31, 2002 as compared to $464,029 for the year ended January 31, 2001. The primary source of net income for 2001, however, is litigation judgments and settlements (chiefly, Autotote Systems, Inc. and Hippodromo De Agua Caliente, De C.V.; refer "Autotote Systems, Inc." in the "Legal Proceedings" section) in the amount of $981,856. Without these nonrecurring litigation judgments and settlements, the Company would have experienced a net loss in the amount of $517,827. The primary source of income for fiscal year 2002 was income from operations as a result of increased equipment sales and Company wide cost cutting measures. Additionally, net income for fiscal year 2002 was increased by an income tax benefit in the amount of $264,815 for which there was not benefit in fiscal year 2001.

Liquidity  and  Capital  Resources

Net working capital increased $1,471,187 in 2002 to $2,084,474. Cash provided by operating activities was $1,394,023 for the fiscal year ended 2002 compared to cash used in operating activities of $437,627 for the fiscal year ended 2001. Net cash used in investing activities was $300,943 for the fiscal year ended 2002 compared to cash used in investing activities of $114,332 for the fiscal year ended 2001. Net cash used in financing activities amounted to $154,248 for the fiscal year ended January 31, 2002 compared to net cash used in financing activities of $204,701 for the fiscal year ended January 31, 2001.

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company plans to accumulate cash liquidity in 2002 to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of the proposed legislation to ban wagering on amateur athletic events. The Company, possibly, has negative cash flow exposures due to potential litigation judgments (chiefly Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"). Final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company's existing cash balances and anticipated cash flows. Final judgments in connection with these matters are not expected within the next twelve months.

Forward-Looking  Statement

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

Item  7.     Financial  Statements


Report of Independent Auditors                                  25

Consolidated Balance Sheets as of January 31, 2002 and 2001     26

Consolidated  Statements  of Operations for the years
 ended January 31, 2002 and 2001                                27

Consolidated  Statements of Stockholders' Equity for
 the years ended January 31, 2002 and 2001                      28

Consolidated  Statements  of Cash Flows for the
 years ended January 31, 2002 and 2001                          29

Notes to Consolidated Financial Statements                      30

Item  8.     Changes  in  Registrant's  Certifying  Accountants

The Company had no changes in or disagreements with its auditors on accounting or financial disclosures during the reported fiscal year.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The  directors  and  executive  officers  of  the  Company  are  as  follows:


Name                    Age    Position
----                    ---    --------
Victor J. Salerno       57     President, Chief Executive Officer,
                               Chief Operating Officer, and Director

Timothy  F.  Lockinger  41     Chief Financial Officer, Secretary, Treasurer,
                               and Director

W.  Larry  Swecker      56     Director

Judy  Salerno           50     Director

Robert  D.  Ciunci      55     Director


Victor J. Salerno has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Salerno has been the President, Chief Executive Officer and a Director of Leroy's since September, 1979. Mr. Salerno served as an Executive Vice President and Director of Autotote CBS Corporation, a Company that designs and installs computer systems for the sports betting business, from April, 1989 until March, 1996. He is a past President of the Nevada Association of Race and Sports Operators.

Timothy F. Lockinger was named Chief Financial Officer, Secretary, Treasurer and Director of the Company in January, 2001. Mr. Lockinger has served the Company in various consulting practices since 1989 and, most recently, joined the Company on a full-time basis in August, 1997 as a manager of Mega$ports and Leroy's. Mr. Lockinger is a Certified Public Accountant (Inactive) and was
Director of Regulatory Compliance for Casino Data Systems, Chief Financial Officer for Si Redd at International Technical Systems, and a Senior Agent with the Nevada Gaming Control Board's Audit Division and has operated his own consulting/accounting firm.

W. Larry Swecker became a Director of the Company in April, 2000. Mr. Swecker, a Certified Public Accountant, has been President of Swecker & Company. Ltd. Certified Public Accountants since January 1979. Prior to that he was a partner in the firm of Keltner Milam & Company Certified Public Accountants from 1975 to 1979. Mr. Swecker was employed as a revenue agent with the Internal Revenue
Service from 1972 to 1975. He has a Bachelor of Science in Business Administration from the University of Nevada Reno. Mr. Swecker is a member of the Audit, Compensation, Stock Option and Compliance Committees of the Board of Directors.

Judy Salerno became a Director of the Company in January, 2001. Ms. Salerno is the daughter of Leroy Merillat, the founder of Leroy's Horse & Sports Place and was formerly married to Victor Salerno. Ms. Salerno is a private investor with numerous holdings and has been a homemaker for the past five years.

Robert D. Ciunci has been a director of the Company since August 1, 1995, and currently is at Autotote Corporation. Until January, 2001, Mr. Ciunci served as Chief Operating Officer, Chief Financial Officer and Secretary and Treasurer of the Company, and from January 2 until January 19, 2001, he served as only as Chief Financial Officer. Mr. Ciunci became the Chief Operating Officer of the Company on March, 1997. Mr. Ciunci had been the Chief Financial Officer of Leroy's since August, 1995. From 1981 to June 1995, he was employed by Autotote Corporation, a Company that provides computerized wagering systems to race tracks and off-track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a Masters Degree in business administration and is a Certified Public Accountant.

Item  10.  Executive  Compensation

The following table sets forth certain information covering the compensation paid or accrued by the Company during the Fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the year ended January 31, 2001 (these individuals may be referred to as "named executive officers"):

                       SUMMARY  COMPENSATION  TABLE
                       ----------------------------
                                                                Long-Term
                                                                Compensation
                                                                Awards
                                Fiscal                          Underlying
                   Principal    Year     Annual Compensation    Options
Name               Position     Ended    Salary      Bonus ($)  (1)
-----------------  ----------   -------  ----------  ---------- ---------
Victor J. Salerno  Chief        2002     $200,000    $30,000    30,000
                   Executive    2001     $200,000    $23,201         0
                   Officer      2000     $200,000          0         0
Robert D. Ciunci   Chief        2002          N/A        N/A         0
                   Financial    2001     $150,000          0         0
                   Officer      2000     $150,000          0         0



(1) Mr. Salerno and Mr. Ciunci were not granted options during the Fiscal years ended January 31, 2001and 2000.

The following table sets forth the number of exercisable and un-exercisable options as of January 31, 2002 and the value of such options for the Chief Executive Officer and the named Executive Officers.


            AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR
                  AND  FISCAL  YEAR-END  OPTIONS  VALUES

                   Number of      % of
                   Securities     Total Options
                   Underlying     Granted to
                   Options        Employees in     Exercise or    Expiration
Name               Granted        Fiscal Year      Base price     Date
-----------------  -------        -----------      -----------    ---------
Victor J. Salerno   30,000        8.4%             $ 0.70         8/8/2006


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTIONS VALUES

                                             Number of
                                             Securities
                                             Underlying       Value of
                                             Unexercised      Unexercised
                   Number                    Options          In The Money
                   of                        At Fiscal        Options at
                   Shares                    year end         Fiscal Year End
                   Acquired or    Value      Exercisable/     ($)Exercisable/
Name               Exercised      Realized($)Un-exercisable   Un-exercisable
----               -------------  --------   --------------   --------------
Victor J. Salerno   0             $0         30,000/0         $0/$0



Compensation  of  Directors
---------------------------

Directors who are not employees or consultants of the Company receive a fee of $1,000 plus travel expenses for each Board meeting they attend. Committee Chairman receives $500 per month for each committee chaired plus travel expenses.

During the Fiscal year ended January 31, 2002, pursuant to the Company's Directors Stock Option Plan, options to purchase 400 shares of the Company's Common Stock at an exercise price of $0.35 per share were granted to Mr. Swecker a Director of the Company, These options become fully exercisable on January 31, 2003 and expire on January 31, 2012. On January 31, 2000, options to purchase 400 and 300 shares, respectively of the Company's Common Stock at an exercise price of $8.88 per share were granted to Mr. Barengo and Mr. Hannifin, former directors of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 23, 2002 the number and percentage of shares of Common Stock, which according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2002, such as upon the exercise of options or warrants. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

                              Number of
       Name                   Shares         Percentage

Victor J. Salerno            2,164,600            26.4%
Judy Salerno                 1,447,600            17.7%
Robert Barengo                 525,800             6.4%
Robert D. Ciunci               108,000             1.3%
W. Larry Swecker                20,400              .2%
Timothy F. Lockinger            18,000              .2%
                            ----------          -------
All directors and executive
 officers as a
 group (6 persons)           4,284,400            52.3%
                             =========            =====

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.


                                   Number    Transactions   Known Failures
                                   Of late   Not Timely     To File a
Name and principal position        Reports   Reported       Required Form
---------------------------        -------   ------------   --------------
Victor J. Salerno,                    2         2            None
President, Chief Executive Officer,
Chief Operating Officer, and Director

Judy Salerno                          1         1            None
Director

Robert Barengo                        0         0            None


Robert D. Ciunci                      Unknown   Unknown      Unknown
Director

W. Larry Swecker                      0         0            None
Director

Timothy F. Lockinger                  0         0            None
Chief Financial Officer,
Secretary, Treasurer, and Director



Item  12.      Certain  Relationships  and  Related  Transactions


None of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation, or in any transaction to which the Company is proposed to be a party:

     (a)  any  director  or  officer;
     (b)  any  proposed  nominee  for  election  as  a  director;
     (c) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or
     (d) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

The Company's policy regarding related transactions requires that any director or officer who has an interest in any transaction disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company's policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

On December 9, 1998, the Company redeemed shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998, and have been payable monthly on the first of each month since 1999 by an amendment by the Board of Directors. The Series A
Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. A management shareholder has foregone his redemption rights for an indefinite period and the affected shares have been reclassified to redeemable preferred stocks. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law. During fiscal year ending January 31, 2002 there were no shares redeemed and dividends of $148,657 were paid.


P B T K
-------
PIERCY BOWLER
TAYLOR & KERN
-------------
Certified Public Accountants
      Business  Advisors

      A member of
Horwath International


                         REPORT OF INDEPENDENT AUDITORS


To  The  Board  of  Directors  and  Stockholders  of  American  Wagering,  Inc.:

     We  have  audited  the accompanying consolidated balance sheets of AMERICAN
WAGERING,  INC.  (a  Nevada  Corporation) and subsidiaries (the "Company") as of
January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Piercy Bowler Taylor & Kern

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors
A Professional Corporation




Las Vegas, Nevada
April 26, 2002


(702) 384-1120             Fax: (702) 870-2474     6100 Elton Avenue, Suite 1000
                     Las Vegas, NV  89107-0123  pbtk.com








                               AMERICAN  WAGERING,  INC.
                             CONSOLIDATED  BALANCE  SHEETS
                         AS  OF  JANUARY  31,  2002  AND  2001



ASSETS                                                    2002           2001

CURRENT ASSETS
   Cash                                             $  3,139,591   $  2,200,759
   Restricted deposits                                   244,480        236,416
   Accounts receivable, net of allowance for
     doubtful accounts of $14,910 and $31,983            664,622        583,193
   Inventories                                           449,137        405,340
   Deferred tax asset, net                               272,000             --
   Prepaid expenses and other current assets             227,468        279,904
                                                    -------------  -------------
                                                       4,997,298      3,705,612
PROPERTY AND EQUIPMENT, net                            3,242,381      3,613,678
GOODWILL                                                 103,725        221,651
OTHER INTANGIBLES                                        367,135        512,594
OTHER ASSETS                                             230,996        329,756
                                                    -------------  -------------
                                                    $  8,941,535   $  8,383,291
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                $     90,586   $     67,925
   Accounts payable                                      248,798        401,729
   Accrued expenses                                    1,118,886      1,047,852
   Unpaid winning tickets                                638,841        910,207
   Customer deposits and other current
     liabilities                                         773,418        488,201
   Net liabilities of business held for sale              42,295        176,411
                                                    -------------  -------------
                                                       2,912,824      3,092,325
                                                    -------------  -------------

LONG-TERM DEBT, less current portion                   1,720,340      1,748,592
                                                    -------------  -------------

REDEEMABLE PREFERRED STOCK  - 2,738 SHARES               273,800        273,800
                                                    -------------  -------------

STOCKHOLDERS' EQUITY
Series A preferred stock - 10% cumulative;
   $.01 par value; authorized: 25,000,000 shares;
   issued and outstanding: 11,924 shares               1,192,400      1,192,400
Common stock - $.01 par value; authorized:
   25,000,000 shares; issued: 7,897,946 shares            78,979         78,979
Additional paid-in capital                            14,382,515     14,382,515
Accumulated deficit                                  (11,291,830)   (12,057,827)
Less 61,100 common shares in treasury, at cost          (327,493)      (327,493)
                                                    -------------  -------------
                                                       4,034,571      3,268,574
                                                    -------------  -------------
                                                    $  8,941,535   $  8,383,291
                                                    =============  =============



See  notes  to  consolidated  financial  statements.

                            AMERICAN  WAGERING,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001


                                                2002           2001
                                            ------------  ------------
REVENUES
  Wagering                                  $ 6,532,111   $ 7,567,716
  Systems                                     5,301,973     4,232,886
  Keno                                          166,531       201,787
                                            ------------  ------------
                                            $12,000,615   $12,002,389
                                            ------------  ------------

OPERATING COSTS AND EXPENSES
   Direct costs:
     Wagering                                 4,589,870     5,068,755
     Systems                                  2,301,917     1,850,663
     Keno                                       646,585       832,040
                                            ------------  ------------
                                              7,538,372     7,751,458
   Research and development                     855,980       844,432
   Selling, general and administrative        2,160,389     2,616,418
   Depreciation and amortization                701,047       852,337
   Asset impairment provision                        --       258,250
                                            ------------  ------------
                                             11,255,788    12,322,895
                                            ============  ============

OPERATING INCOME (LOSS)                         744,827      (320,506)

OTHER INCOME (EXPENSE)
  Interest income                                78,152        60,684
  Interest expense                             (161,087)     (178,817)
  Litigation judgment and settlements                --       981,856
  Other, net                                    (12,053)       91,751
                                            ------------  ------------

INCOME BEFORE INCOME TAX BENEFIT                649,839       634,968
INCOME TAX BENEFIT                             (264,815)           --
                                            ------------  ------------

INCOME FROM CONTINUING OPERATIONS               914,654       634,968

LOSS FROM DISCONTINUED OPERATIONS                    --      (170,939)
                                            ------------  ------------

NET INCOME                                  $   914,654   $   464,029
                                            ============  ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Income from continuing operations         $      0.10   $      0.06
                                            ============  ============
  Loss from discontinued operations         $       ---   $     (0.02)
                                            ============  ============
  Net income                                $      0.10   $      0.04
                                            ============  ============



See  notes  to  consolidated  financial  statements.


                                   AMERICAN  WAGERING,  INC.
                      CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                      FOR  THE  YEARS  ENDED  JANUARY  31,  2002  AND  2001



                                                                                                  Additional
                                                                                                    Paid-in
                               Preferred Stock         Common Stock         Treasury Stock          Capital

                             Shares    Par Value    Shares    Par Value    Shares       Cost        Dollars
                             -------  -----------  ---------  ----------  --------  ------------  -----------

Balances, January 31, 2000   12,924   $1,292,400   7,885,613  $   78,856  (61,100)  (  $327,493)  $14,296,848

Dividends                        --           --          --          --       --            --            --

Stock options                    --           --      12,333         123       --            --        85,667

Reclassified to redeemable
preferred stock                (238)     (23,800)         --          --       --            --            --
Redemption of preferred
stock                          (762)     (76,200)         --          --       --            --            --

Net income                       --           --          --          --       --            --            --

Balance:  January 31, 2001   11,924   $1,192,400   7,897,946  $   78,979  (61,100)  (  $327,493)  $14,382,515

Preferred stock dividends        --           --          --          --       --            --            --

Net Income                       --           --          --          --       --            --            --
                             --------------------------------------------------------------------------------

Balances, January 31,2002    11,924   $1,192,400   7,897,946  $   78,979  (61,100)  (  $327,493)  $14,382,515
                             =======  ===========  =========  ==========  ========  ============  ===========


See notes to consolidated financial statements


                                                 Accumulated
                                                   Deficit

                                                   Dollars
                                                -------------

Balances, January 31, 2000                       (12,369,457)

Dividends                                           (152,399)

Stock options                                             --

Reclassified to redeemable
preferred stock                                           --
Redemption of preferred
stock                                                     --

Net income                                           464,029

Balance:  January 31, 2001                      ($12,057,827)

Preferred stock dividends                           (148,657)

Net Income                                           914,654
                                                -------------

Balances,  January 31,2002                      ($11,291,830)
                                                =============


See notes to consolidated financial statements



                              AMERICAN  WAGERING,  INC.
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
               FOR  THE  YEARS  ENDED  JANUARY  31,  2002  AND  2001


                                                            2002         2001
                                                        -----------  -----------
OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities   $1,394,023   $ (437,627)
                                                        -----------  -----------

INVESTING ACTIVITIES
  Investment in restricted deposits                         (8,064)    (236,416)
  Withdrawals of restricted deposits                            --      350,000
  Purchase of property and equipment                      (398,978)    (227,916)
  Proceeds from sale of assets                             106,099           --
                                                        -----------  -----------
  Net cash provided by (used in) investing activities     (300,943)    (114,332)
                                                        -----------  -----------

FINANCING ACTIVITIES
  Repayment of borrowings                                  (94,209)     (61,892)
  Proceeds from borrowings                                  88,618           --
  Redemption of preferred stock                                 --      (76,200)
  Dividends                                               (148,657)    (152,399)
  Proceeds from stock options exercised                         --       85,790
                                                        -----------  -----------
  Net cash used in financing activities                   (154,248)    (204,701)
                                                        -----------  -----------


CASH USED IN DISCONTINUED OPERATIONS                            --     (108,374)
                                                        -----------  -----------

NET INCREASE (DECREASE) IN CASH                            938,832     (865,034)
CASH AT BEGINNING OF YEAR                                2,200,759    3,065,793
                                                        -----------  -----------
CASH AT END OF YEAR                                     $3,139,591   $2,200,759
                                                        ===========  ===========




See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

1.     Nature  of  Operations  and  Background  Information

Business  Activities

American Wagering, Inc. and subsidiaries, (collectively, the Company), owns and operates 41 race and sports wagering facilities (books) in leased space within casinos throughout the State of Nevada. In addition, the Company design, sells, installs, and maintains computerized race and sports book systems, including wagering by telephone, systems in Nevada. The Company is in the process of divesting of an Internet wagering operation located in Canberra, Australia (See
Note 8). In February 2002, the Company temporarily discontinued its keno operations and is currently modernizing the operations. The operation of 65 slot and other electronic gaming devices were discontinued in December 2000.

Concentrations

Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the Western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. In addition, approximately 102.6% of the Company's wagering revenues relate to the Nevada books and are offset by Mega$ports Australia net loss in revenues. More than one-third of that is derived from professional football events. If the professional football season were to be interrupted, by such as the September 11, tragedy, this could have significant adverse impact on future operations. Management also estimates that approximately 29% of the Company's Nevada wagering relates to college sports and, therefore, the passage of certain anti-wagering legislation pending in Congress could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

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

2.     Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The consolidated financial statements include the accounts of American Wagering, Inc. (the Company) and its subsidiaries, Leroy's Horse and Sports Place (Leroy's), Computerized Bookmaking Systems, Inc. (CBS), AWI Keno, Inc. (AWIK), AWI Sports Systems, Inc. (AWISSI), Secured Telephone Operating Platform, Inc.
(STOP), Mega$ports (ACT) Pty Ltd. (Mega$ports (ACT)), American Wagering Management Company, Inc. (AWMCI) and three inactive subsidiaries. Mega$ports
(ACT) principal asset is the Internet wagering operating that is being divested. The three inactive subsidiaries include Leroy's Hotel Corporation (LHC) and subsidiary which owned and operated a 150-room hotel and restaurant in Las Vegas, Nevada until sold in June 1999, Mega$ports, Inc. which discontinued a pari-mutuel sports betting operation and system it developed in March 2000, and AWI Hotel Systems, Inc. (AWIHSI) which held the rights to certain hotel systems until sold in June 2000. All subsidiaries are 100%-owned since June 2000, when the Company acquired the remaining minority interest in AWISSI (49%) and AWIHSI (20%). All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Cash  Equivalents

Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents as of January 31, 2002, is $306,480 in restricted deposits to meet certain Nevada ($100,000) and foreign ($62,000) regulatory requirements and to bond certain litigation appeals ($138,000) and tax liabilities ($6,416). The foreign regulatory deposit is included in net liabilities of business held for sale. Excluded from cash and cash equivalents as of January 31, 2001 is $301,416 restricted to meet certain Nevada ($100,000) and foreign ($65,000) regulatory requirements and to bond certain litigation appeals ($138,000) and tax liabilities ($6,416).

Inventories

Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property  and  Equipment

Property and equipment (Note 3) is stated at cost, net of accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets.

Goodwill  and  Other  Intangible  Assets

As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company's primary computerized race and sports book systems product. Goodwill is currently amortized on a straight-line basis over the expected period of benefit (1 year remaining as of the most recent balance sheet date).

Other intangible assets consist of agreements restricting potential competitors, trademarks, software and rights for manufacturing and distribution that are amortized on a straight-line basis over their estimated useful lives or contract terms from two years to in perpetuity.

Goodwill and other intangible assets are evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company, and resulted in write-downs and charging operations $258,250 as of January 31, 2001, including the immaterial write-down of certain other long-lived assets in 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill and other indeterminate life intangible assets are subject to at least an annual fair-value based test which assesses for impairment. Additionally, an intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Management expects the impact of this pronouncement on its consolidated financial position and results of operations to be immaterial.

Revenue  Recognition

Fixed odds race and sports wagering revenue is the net win from wagering activities, which is the difference between wagering wins and losses. Wagers accepted on future events are reflected as liabilities (included in customer deposits) until the outcome is known. Wagering revenues also includes commissions earned on pari-mutuel race wagers. Systems sales are recognized when the software and hardware are installed at the customer's location. Maintenance fee revenue is recognized evenly over the term of the contract.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $145,121 and $157,814 for 2002 and 2001.

Stock-based  Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

Foreign  Currency  Translation

Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange at the end of the year. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a component of comprehensive income. Gains and losses from foreign currency transactions are included in direct costs as a component of operating expenses. The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Gains and losses from both foreign currency translation and foreign currency transactions for the Fiscal years ending January 31, 2002 and 2001 were not material.

Net  Income  Per  Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconciles net income and weighted average shares outstanding used to calculate basic income per share to those used to calculate diluted net income per share:



                                                2002         2001
                                             -----------  -----------
Net income                                   $  914,654   $  464,029
Preferred stock dividends                      (148,657)    (152,399)
                                             -----------  -----------
Net income, as adjusted                      $  765,997   $  311,630
                                             ===========  ===========

Basic weighted average shares outstanding     7,836,846    7,836,846
                                             ===========  ===========
Diluted weighted average shares outstanding   8,007,516    7,836,846
                                             ===========  ===========



Per share information from 2001 has been restated since management was advised by legal counsel that shares previously set aside for settlement of litigation were technically not outstanding.

Financial  Instruments

The Company's financial instruments consist of cash, certificates of deposit, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash and short-term investments are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values and the carrying value of notes receivable and long-term debt are not materially different from their carrying values due to the instruments interest rates approximating market rates for similar borrowings at January 31, 2002 and 2001.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.     Property  and  Equipment

Property and equipment consists of the following as of January 31, 2002 and 2001:


                                       2002          2001
                                   ------------  ------------
Land                               $   575,000   $   575,000
Building/Improvements                2,142,099     2,139,919
Equipment, furniture and fixtures    2,420,272     2,478,045
Other                                    6,200         6,200
                                   ------------  ------------
                                     5,143,571     5,199,164
Accumulated depreciation            (1,901,190)   (1,585,486)
                                   ------------  ------------
                                   $ 3,242,381   $ 3,613,678
                                   ============  ============


4.  Accrued  Expenses

Accrued  expenses  consist  of  the  following  as of January 31, 2002 and 2001:


                                    2002        2001
                                 ----------  ----------
Payroll and related              $  419,348  $  410,995
Provision for litigation losses     521,212     518,141
Other                               178,326     118,716
                                 ----------  ----------
                                 $1,118,886  $1,047,852
                                 ==========  ==========


5.     Long-term  Debt

Long-term debt consists of an 8% mortgage note payable in equal monthly installments of principal and interest through 2015, collateralized by real property. As of January 31, 2002, annual maturities of total long-term debt including interest for the next 5 years range from approximately $211,000 to $292,000 per year.

6.     Series  A  Preferred  Stock

In December 1998, the Company repaid shareholder notes of $1,892,424 with 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate per share of 10%. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, 762 shares ($76,200) were redeemed for cash in 2001. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. A management shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision for an indefinite period and the affected shares have been reclassified to redeemable preferred stock and may be put to the Company for redemption at any time.

7.     Capital  Stock  and  Stock  Options

The Company's Board of Directors has approved a program to repurchase up to 250,000 shares of the Company's Common Stock from time to time in the open market. As of January 31, 2002, 61,100 shares had been repurchased. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

At both January 31, 2002 and 2001, the Company had in effect stock option plans (employee and director plans) under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 1,211,500 and 20,000 shares, respectively. At August 9, 2001, the Company adopted its "2001 Stock Option Plan" which replaced the Company's "1995 Stock Option Plan" for employees. Options granted have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 5 to 10 years and generally become exercisable on a single date from 1 to 5 years from the date of grant.

Management replaced all outstanding options for employees of the 1995 plans with the options provided for in the 2001 Stock Option Plan.


Summarized  information  regarding  the  options  by  recipient  category  follows:

                                                     Employees - Plan               Directors Plan
                                                     ----------------               --------------
                                                 2002                  2001              2002
                                                 ----                  ----              ----
                                                     Wtd Avg               Wtd Avg          Wtd Avg
                                                     Exercise              Exercise         Exercise
                                            Number    Price      Number      Price   Number   Price
                                          --------  ---------  ---------  --------- ------- --------
Outstanding at the beginning of the
year - ("1995 Stock Option Plan")          80,434   $   6.63    208,967   $  6.68    4,800  $ 8.10
  Granted                                 356,769       0.59          0         0      400     .35
  Exercised                                     0          0    (12,333)     5.38        0       0
  Forfeited                                (2,823)       .50   (116,200)     5.79        0       0
  Expired                                       0          0          0         0        0       0
  Terminated, expired, forfeited
   - "1995 Plan"                          (80,434)      6.63
Outstanding at the end of the year        353,946   $   0.59     80,434      6.63    5,200  $ 7.50
                                          ========  ========   =========  ========  ======  ======
Exercisable at the end of the year        353,946   $   0.59     43,400   $  8.94    4,800  $ 8.10
                                          ========  ========   =========  ========  ======  ======
Weighted average fair value of
  options granted on grant date                     $   0.28              $  6.63           $ 7.50
                                                    ========              ========          ======

Options available for grant at the
  end of the year                         857,554               494,566             14,800
                                          ========             =========            ======

                                                            2001
                                                            ----
                                                                  Wtd Avg
                                                                  Exercise
                                                      Number       Price
                                                      ------      ------
Outstanding at the beginning of the year
- ("1995 Stock Option Plan")                           4,800      $ 8.10
  Granted                                                  0           0
  Exercised                                                0           0
  Forfeited                                                0           0
  Expired                                                  0           0
  Terminated, expired, forfeited - "1995 Plan"
Outstanding at the end of the year                     4,800        8.10
                                                      ======      ======
Exercisable at the end of the year                     4,800        8.10
                                                      ======      ======
Weighted average fair value of options
  granted on grant date                                           $ 8.10
                                                                  ======

Options available for grant at the end of the year    15,200
                                                      ======



                                 Employees
-------------------------------------------------------------------------------
Employees Options                              Average
 Outstanding At                            Contractual Life           Options
January 31, 2002      Exercise Price       Remaining (Years)        Exercisable

      20,751          $  0.50                    9.5                     20,751
      30,108          $  0.50                    9.5                     30,108
      42,524          $  0.50                    9.5                     42,524
      59,245          $  0.60                    9.5                     59,245
     108,318          $  0.60                    9.5                    108,318
      87,000          $  0.70                    9.5                     87,000
       6,000          $  0.40                    9.8                      6,000
     -------                                                            -------
     353,946                                                            353,946
     =======                                                            =======


                                   Directors
-------------------------------------------------------------------------------
Directors Options                              Average
Outstanding At                             Contractual Life          Options
January 1, 2002       Exercise Price       Remaining (Years)        Exercisable

         700          $ 10.75                    5.0                        700
         700          $  6.69                    6.0                        700
        2000          $  5.89                    6.5                       2000
         700          $  6.56                    7.0                        700
         700             8.88                    8.0                        700
         400          $  0.35                   10.0                          0
       5,200                                                              4,800
     =======                                                            =======


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

The proforma adjustment relates to stock options granted under the "2001 Plan" for which a fair value on the date of grant was determined using a Black-Scholes option pricing model.

                                         Year Ended
                           January  31,  2002     January  31,  2001
                           ------------------     ------------------
Risk-free interest rate             4.18%


8.     Commitments  and  Contingencies


Litigation  Judgments  and  Settlements

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

Since 1995, the Company has been in litigation with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000 a judgment was entered. In addition to $756,340 paid by the Company to the individual in September of 1997, the judgment required the Company to issue him 239,819 common shares, currently held by the Court. At January 31, 2000, the Company had reserved 337,500 shares for issuance in this matter. The judgment applied a portion of the amount previously paid to reduce the number shares to be issued to 239,819. The trial court valued the award at $2,025,000 based upon an assumed stock price of $6 per share. Mr. Racusin has appealed claiming that only a cash remedy at a higher price per share ($9) is appropriate. The appellate court agreed that only a cash remedy was appropriate and remanded the matter back to the trial court for determination. A trial date of September 16, 2002, has been set. A number of yet-to-be adjudicated factors might impact the determination and, accordingly, the Company is not able to fully determine the economic impact of these events at this time but believes based upon the advice of counsel that an additional cash award may range from approximately $360,000 to $1,700,000, plus accrued interest.

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

The Company is also currently a defendant in a claim alleging that the Company's "Mega$ports" trademark is invalid, among other things, and certain other legal matters arising in the ordinary course of business. The economic impact of the Mega$ports claim and the Company's counter claim cannot be determined at this time. In the opinion of management, based on the advice of counsel, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Operating  Leases

The Company has operating lease commitments for the majority of its race and sports book locations. Rent expense for all operating leases was approximately $417,000 and $503,000 during the operating periods presented. The Company also paid pursuant to a cancelable lease $108,000 in 2002 and $187,000 in 2001, included in rent expense above, to a company whose board of directors includes a shareholder and former director of the Company. Future minimums lease payments under non-cancelable operating leases total $241,772 for 2003, $121,262 for 2004 and $17,006 for 2005.

The Company also leases a portion of its office building to a tenant under a non-cancelable operating lease. Rental income included in other income for the operating periods presented and minimum future rentals through 2004 total approximately $124,000 annually.

Discontinued  Operations

In November 2000, the Company decided to discontinue its casino gaming operations, consisting of 65 electronic gaming devices and slot machines and recorded a $68,811 provision for anticipated operating losses through December 22, 2000, the closing date of the casino. The Company also recorded an asset valuation allowance of $65,518. There were no long-term liabilities associated with the discontinued segment and its other assets are not material. Condensed operating results of the casino for the years ended January 31, 2001 consisted of revenues of $513,698, expenses and provisions of $684,637, and net loss of $170,939.

9.     Income  Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:



Current Deferred Tax Assets               2002          2001
                                      ------------  ------------
Net operating loss carryforward       $ 1,066,593   $ 1,892,766
Depreciation and amortization             335,680         1,643
Allowances for accounts receivable          5,069        10,874
Allowances for inventory obsolesence      100,734       106,842
Accrued liabilities                       290,142        61,292
Other                                          --        13,711
                                      ------------  ------------
                                        1,798,218   $ 2,087,128
Valuation allowance                    (1,526,218)   (2,087,128)
                                      ------------  ------------
                                      $   272,000            --
                                      ============  ============



Income  tax  expense  (benefit)  is  comprised  as  follows:

                                          2002          2001
                                      ------------  ------------
Current                               $     7,185            --
Deferred                                 (272,000)           --
                                      ------------
                                      $  (264,815)           --
                                      ============


The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:


                                                   2002         2001
                                                -----------  ----------
Income taxes at federal statutory rate          $  220,945   $ 157,770
Non-deductible expenses                             10,099      11,083
Losses of foreign subsidiary                       200,900     227,323
Net operating losses used                         (431,944)   (396,176)
Adjustment to deferred tax valuation allowance    (264,815)         --
                                                             ----------

                                                 ($264,815)         --
                                                ===========  ==========

At January 31, 2002, the Company had tax net operating loss carry forwards of $3,137,037 of which $921,090 will expire in 2019 and $2,215,947 will expire in 2020

10.     Business  Segments

The Company conducts its continuing operations with customers through 3 business segments, Wagering Unit, Systems Unit, and Keno Unit. Its Wagering Unit (Wagering) operates 41 race and sports books throughout Nevada, and an Internet and telephone betting operation located in Canberra, Australia, that it has agreed to divest of by July 25, 2002. The company's Systems Unit (Systems) designs, markets, installs and maintains sports and race book systems for the sports betting industry. The Keno Unit (Keno) currently inactive operates keno games in Nevada.

Amounts for 2001 presented below have been reclassified to conform to the 2002 presentation, including the elimination of the discontinued casino segment. Financial performance measurements for Wagering, Systems, Keno, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.


                             2002          2001
                                       ------------
Depreciation
   Wagering              $   245,330   $   216,187
   Systems                   142,930       147,355
   Keno                      100,407       185,425
   SG&A                       54,596        13,293
                         ------------  ------------
                         $   543,263   $   562,260
                         ============  ============
Operating Income (loss)
   Wagering              $ 1,608,577   $ 2,163,036
   Systems                 1,531,182       397,153
   Keno                     (593,765)     (886,082)
   SG&A                   (1,801,167)   (1,994,613)
                         ------------  ------------
                         $   744,827   $  (320,506)
                         ============  ============
Capital Expenditures
   Wagering              $   178,356   $    31,316
   Systems                   169,298        30,458
   Keno                       15,370       163,147
   SG & A                     35,953         2,995
                         ------------  ------------
                         $   398,977   $   227,916
                         ============  ============
Identifiable Assets
   Wagering              $ 1,911,352   $ 2,301,438
   Systems                 4,101,278     4,296,418
   Keno                      314,587       715,131
   SG&A                    2,614,318     1,070,304
                         ------------  ------------
                         $ 8,941,535   $ 8,383,291
                         ============  ============

11.     Supplementary  Cash  Flow  Information


                                                        2002          2001
                                                     -----------  ------------
Reconciliation of net income to net cash
    provided by operating activities
    Net income                                       $  914,654   $   464,029
    Depreciation and amortization                       674,285       857,636
    Provision for doubtful accounts                     (17,073)     (156,641)
    Loss on asset dispositions                          147,676        70,810
    Impairment of long-lived assets                          --       258,250
    Minority interest                                        --         5,624
    Cash used in discontinued operations                     --       108,374
    Decrease (increase) in operating assets:
      Accounts receivable                               (64,356)       86,738
      Inventories                                       (43,797)       31,607
      Prepaid expenses                                   52,436        31,788
      Deferred tax assets, net                         (272,000)           --
      Other                                             204,360       350,597
    Increase (decrease) in operating liabilities:
      Accounts payable                                 (152,931)   (1,033,978)
      Accrued expenses                                   71,034      (208,316)
      Unpaid winning tickets                           (271,366)     (978,217)
      Customer deposits and other                       285,217      (502,339)
      Net liabilities held for sale                    (134,116)      176,411
                                                     -----------  ------------

Net cash provided by (used in) operating activities  $1,394,023   $  (437,627)
                                                     ===========  ============

Cash paid for interest                               $  161,540   $   166,707
                                                     ===========  ============

Cash paid for income taxes                           $   14,385            --
                                                     ===========


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  ACTIVITIES

Fiscal  Year  ended  January  31,  2002  Transactions  -
None

Fiscal  Year  ended  January  31,  2001  Transactions  -
None

12.     Fourth  Quarter  Adjustments  (Unaudited)

During the fourth quarter of fiscal year ended January 31, 2002, the Company revised its accounting estimate related to the valuation allowance for deferred tax assets increasing income $264,815.

During the fourth quarter of fiscal year ended January 31, 2001, the Company made the following changes in accounting estimates:

Increased provision for asset valuation impairment            $258,250
Decreased provision for litigation judgments                   (98,338)
                                                              ---------
Decrease in net income                                        $159,912
                                                              =========

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

Exhibit
Number       Description
------       -----------

10           2001  Stock  Option  Plan
21           Subsidiaries
--------

     (b)     Reports  on  Form  8-K

             On February 14, 2001, the Company filed a Form 8-K with respect to Item 5 and 7.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMERICAN  WAGERING,  INC.

                                                  /s/ Victor Salerno
                                              By: ------------------------------
                                              Victor Salerno,
                                              President and Chief Executive
                                              Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                  Title                          Date
          ---------                  -----                          ----

/s/ Victor Salerno
------------------------    President; Chief Executive          April 29, 2002
Victor Salerno              Officer; Director


/s/ Timothy Lockinger
------------------------    Chief Financial Officer,            April 29, 2002
Timothy Lockinger           Secretary Treasurer, and
                            Director


/s/ W. Larry Swecker
------------------------    Director                            April 29, 2002
W. Larry Swecker


/s/ Judith Salerno
------------------------    Director                            April 29, 2002
Judith Salerno