Form 10QSB
period 2002-04-30
AMERICAN WAGERING INC
filed 2002-06-12
CIK 1005214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  April  30,  2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  000-20685

                             AMERICAN WAGERING, INC.
                             -----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0344658
--------------------------------                    ----------
(State  or other jurisdiction of                    (IRS Employer
incorporation)                                      Identification  No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
                    ----------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  702-735-0101
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of May 1, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                                      INDEX



PART  I          FINANCIAL  INFORMATION

Item 1.   Financial  Statements:                                         Page
          Consolidated Balance Sheets - April 30, 2002
          (Unaudited) and January 31, 2002                                  4

          Consolidated Statements of Operations - Three Months
          Ended April 30, 2002 and 2001 (Unaudited)                         5

          Consolidated Statements of Cash Flows - Three Months
          Ended April 30, 2002 and 2001 (Unaudited)                         6

          Notes to Consolidated Financial Statements (Unaudited)          7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10-14

PART  II               OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               15
Item 2.   Changes in Securities and Use of Proceeds                        16
Item 3.   Defaults upon Senior Securities                                  16
Item 4.   Submission of Matters to a Vote of Security Holders              16
Item 5.   Other Information                                                16
Item 6.   Exhibits and Reports on Form 8-K                                 16

PART  I          FINANCIAL  INFORMATION

Item 1.   Financial  Statements



                                  AMERICAN  WAGERING,  INC.
                                CONSOLIDATED  BALANCE  SHEETS

                                                                  April 30,     January 31,
                                                                     2002           2002
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                                          $  3,143,778   $  3,618,049
   Restricted deposits                                                166,718        306,264
   Accounts receivable, net of allowance for doubtful accounts
      Of $25,798 and $14,910                                          540,199        657,422
   Inventories                                                        610,822        450,590
   Deferred tax asset, net                                            272,000        272,000
   Prepaid expenses and other current assets                          177,547        234,879
                                                                 -------------  -------------
                                                                    4,911,064      5,539,204
PROPERTY AND EQUIPMENT, net                                         3,210,818      3,280,757
GOODWILL                                                              103,725        103,725
OTHER INTANGIBLES                                                     359,003        367,135
OTHER ASSETS                                                          210,807        230,996
                                                                 -------------  -------------
                                                                 $  8,795,417   $  9,521,817
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                             $     76,754   $     90,586
   Accounts payable                                                   253,972        263,565
   Accrued expenses                                                 1,154,493      1,245,220
   Unpaid winning tickets                                             704,254      1,109,674
   Customer deposits and other current liabilities                    472,452        784,061
                                                                 -------------  -------------
                                                                    2,661,925      3,493,106
                                                                 -------------  -------------

LONG-TERM DEBT, less current portion                                1,754,436      1,720,340
                                                                 -------------  -------------

REDEEMABLE PREFERRED STOCK  - 2,738 SHARES                            273,800        273,800
                                                                 -------------  -------------

STOCKHOLDERS' EQUITY
Series A preferred stock - 10% cumulative; $.01 par value;
   Authorized:  25,000,000 shares; issued and outstanding:
   11,924 shares                                                    1,192,400      1,192,400
Common stock - $.01 par value; authorized: 25,000,000 shares;
   Issued: 7,897,946 shares                                            78,979         78,979
Additional paid-in capital                                         14,382,515     14,382,515
Accumulated deficit                                               (11,221,145)   (11,291,830)
Less  61,100 common shares in treasury, at cost                      (327,493)      (327,493)
                                                                 -------------  -------------
                                                                    4,105,256      4,034,571
                                                                 -------------  -------------
                                                                 $  8,795,417   $  9,521,817
                                                                 =============  =============



See  notes  to  consolidated  financial  statements.


                             AMERICAN  WAGERING,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                     2002          2001
                                                  -----------  ------------
REVENUES
       Wagering                                   $1,356,904   $ 1,513,448
       Systems                                       917,663       786,939
       Keno                                           16,183        45,696
                                                  -----------  ------------
                                                  $2,290,750   $ 2,346,083
                                                  -----------  ------------

OPERATING COSTS AND EXPENSES
   Direct costs:
       Wagering                                      942,668     1,002,691
       Systems                                       394,738       350,895
       Keno                                           28,547       162,636
                                                  -----------  ------------
                                                   1,365,953     1,516,222
   Research and development                          217,257       198,185
   Selling, general and administrative               428,552       488,675
   Depreciation and amortization                     128,369       148,459
                                                  -----------  ------------
                                                   2,140,131     2,351,541
                                                  -----------  ------------
OPERATING INCOME (LOSS)                              150,619        (5,458)

OTHER INCOME (EXPENSE)
   Interest income                                    18,716        20,825
   Interest expense                                  (39,565)      (39,061)
   Other, net                                         33,653         7,938
                                                  -----------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             163,423       (15,756)

DISCONTINUED OPERATIONS                              (56,490)     (111,818)
                                                  -----------  ------------

NET INCOME (LOSS)                                 $  106,933   $  (127,574)
                                                  ===========  ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Continuing operations                           $    0 .02   $    (0 .01)
                                                  ===========  ============
  Discontinued operations                         $   (0 .01)  $    (0 .01)
                                                  ===========  ============
  Net income (loss)                               $    0 .01   $    (0 .02)
                                                  ===========  ============




See notes to consolidated financial statements.


                               AMERICAN  WAGERING,  INC.
                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                        FOR  THE  THREE  MONTHS  ENDED  APRIL  30,


                                                            2002         2001
                                                         -----------  -----------
OPERATING ACTIVITIES
    Net cash provided by (used in) operating activities  $ (542,919)  $   96,095
                                                         -----------  -----------

INVESTING ACTIVITIES
    Investment in restricted deposits                          (587)      (1,586)
    Withdrawals of restricted deposits                      140,133           --
    Purchase of property and equipment                      (54,915)    (181,905)
    Proceeds from sale of assets                                 --       13,348
                                                         -----------  -----------
    Net cash provided by (used in) investing activities      84,631     (170,143)
                                                         -----------  -----------

FINANCING ACTIVITIES
    Repayment of borrowings                                 (23,070)     (17,845)
    Proceeds from borrowings                                 43,335           --
    Dividends                                               (36,248)     (36,248)
                                                         -----------  -----------
    Net cash used in financing activities                   (15,983)     (54,093)
                                                         -----------  -----------


NET INCREASE (DECREASE) IN CASH                            (474,271)    (128,141)
CASH AT BEGINNING OF PERIOD                               3,618,049    2,298,294
                                                         -----------  -----------
CASH AT END OF PERIOD                                    $3,143,778   $2,170,153
                                                         ===========  ===========




See  notes  to  consolidated  financial  statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
1.  Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, previously filed with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2002, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Divestiture  of  Internet  Wagering

On July 26, 2001, having exhausted previous extensions, the Nevada Gaming Commission granted the Company an additional extension on the closure or divestiture of the Mega$ports (ACT) subsidiary until July 25, 2002. At the present time, the Company is in contract negotiations with a potential buyer for the Mega$ports (ACT) operation. In the event the Company cannot agree on satisfactory terms and/or find another qualified buyer, the Company intends to close the Mega$ports (ACT) operation prior to the July 25, 2002 deadline

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the impairment or disposal of Long-lived Assets, the operations of Mega$ports (ACT) of the prior period have been reclassified as discontinued operations and other reclassifications have been made in the January 31, 2002, balance sheet to conform with the new standard.

3.  Goodwill  and  Other  Intangible  Assets

As of April 30, 2002, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company's primary computerized race and sports book systems product.

Other intangible assets consist of agreements restricting potential competitors, trademarks, software and rights for manufacturing and distribution that are amortized on a straight-line basis over their estimated useful lives or contract terms from two years to in perpetuity.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill and certain other intangibles are no longer subject to amortization over an estimated useful life. Rather, goodwill and other indeterminate life intangible assets are subject to at least an annual recoverability test, which assesses for impairment. Management evaluated goodwill and other intangible assets for impairment as of April 30, 2002. Such evaluation included, among other analysis, future cash flow and profitability estimates. There were no impairment provisions taken for, and no effect of the adoption of SFAS 142 on, the three months ended April 30, 2002.

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


                                              Three months ended April 30,
                                                  2002           2001
                                              -------------  -------------

Income from continuing operations             $    163,423   $    (15,756)
Preferred stock dividends                          (36,248)       (36,248)
                                              -------------  -------------
Net income, as adjusted                       $    127,175   $    (52,004)
                                              =============  =============

Net income (loss)                             $    106,933   $   (127,574)
Preferred stock dividends                          (36,248)       (36,248)
                                              -------------  -------------
Net income, as adjusted                       $     70,685   $   (163,822)
                                              =============  =============

Basic weighted average shares outstanding        7,836,846      7,932,067
                                              =============  =============

Diluted weighted average shares outstanding      8,173,958      7,932,067
                                              =============  =============



5.  Business  Segments

The  Company  conducts  business  with  customers  through  3 business segments:
"Wagering," "Systems," and "Keno." The Wagering segment operated 41 race and sports books throughout Nevada as of April 30, 2002. The Internet and telephone betting operation located in Canberra, Australia, that the Company has agreed with the Nevada Gaming Commission to divest itself of by July 25, 2002 (see "Legal Proceedings") has been included in discontinued operations. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. The Company temporarily closed the Keno segment in February 2002 for an evaluation of the current operations and plans to re-open Keno in limited operations in June 2002.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.



                          Three months ended April 30,
Continuing operations:          2002        2001
                             ----------  ----------
Operating income (loss)
  Wagering                   $ 343,983   $ 456,709
  Systems                      190,324     105,007
  Keno                         (33,037)   (154,724)
  SG&A                        (350,651)   (412,450)
                             ----------  ----------
                             $ 150,619   $  (5,458)
                             ==========  ==========



6.  Litigation

Since 1995, the Company has been in litigation with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. In February 2000, a verdict was rendered in favor of Mr. Racusin and in July 2000 a judgment was entered. The judgment required the Company to issue him 239,819 common shares of the Company's stock (337,500 shares awarded in the judgement less 97,681 shares for a cash award previously paid in September of 1997); at January 31, 2000, the Company had reserved the shares for this matter. Mr. Racusin appealed the judgement claiming that only a cash remedy was appropriate. The appellate court agreed and remanded the matter back to the trial court for determination as to the cash value of the 337,500 shares. A trial date of September 16, 2002, has been set. A number of yet-to-be adjudicated factors might impact the determination and, accordingly, the Company is not able to fully determine the economic impact of these events at this time but believes based upon the advice of counsel that an additional cash award may range from approximately $360,000 to $1,700,000, plus accrued interest.

In addition, the Company has been involved in litigation with Imagineering Systems, Inc. since March 1998. In October 2000, a verdict was rendered and later a judgment entered in favor of Imagineering totaling $1,397,000. Imagineering subsequently agreed to a Court directed alternative to reduce this amount to $897,000. The Company has bonded an appeal and believes, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than the reduced judgment. It is anticipated the Nevada Supreme Court will hear this matter within the next 12 to 24 months.

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

7.     Regulatory  Matters

The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute. On March 22, 2000, federal legislation entitled the "Amateur Sports Integrity Act" was introduced in Congress. The general purpose of the proposed legislation is to prohibit wagering on games and performances at the Summer and Winter Olympics and on high school and college games. On September 13, 2000, the House Judiciary Committee voted 19-9 in favor of banning wagering on college games. For the proposal to become law it will have to be voted on and passed by the full House and Senate and forwarded to the President for signature. The Company currently accepts wagering on Olympic and college games. The Company estimates that wagering on college sports represents approximately 29% of its Nevada race and sports book revenues. The passage of such legislation would likely have a material adverse affect upon the Company's wagering operations.

All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

Item  2.     Management's  Discussion  and  Analysis  and  Results of Operations

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

In August 1995, American Wagering, Inc., a Nevada Corporation, was formed as the holding company for Leroy's Horse and Sports Place. Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Through a central computer system located at our Las Vegas headquarters, we operate a statewide network of sports and race wagering facilities in 41 casinos. Leroy's offers a "turn-key" sports and race wagering operation that allows casinos to satisfy their patrons desire for sports and race wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, we believe that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. In addition, since Leroy's sports and race book operation is our primary business, we believe that we are capable of responding more quickly to customer needs, such as providing faster pay-off on winning tickets presented other than in person.

In October 1996, we acquired Computerized Bookmaking Systems, Inc. ("CBS"), a company that designs, sells, rents, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry.

We also own and operate Mega$ports (ACT) Pty. Ltd. ("Mega$ports (ACT)"), located in Canberra, Australia, an international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the telephone and Internet in jurisdictions that permit sports betting and Internet wagering. However, pursuant to an agreement reached with the Nevada Gaming Commission, we agreed to divest our interest in, or close, this operation by July 25, 2002. At the present time, we are conducting contract negotiations with a potential purchaser for the Mega$ports operation. In the event that we cannot agree on satisfactory terms and/or locate another qualified purchaser, it is our intention to close the operation prior to the July 25, 2002, deadline. The Company has accounted for Mega$ports (ACT) as a discontinued operation as of April 30, 2002.

Our primary operating strategy over the next twelve months is to focus on our core businesses of operating race/sports books and developing/selling/maintaining related systems in order to become more efficient and to cut costs. In Nevada, our strategy is to expand upon our current base of 41 books and sell our new T-3 terminals and related maintenance contracts. We will also devote some of our resources towards developing a self-service wagering terminal that we expect to complete in the fourth quarter of the fiscal year ending January 31, 2003. This new terminal would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The self-service sports wagering terminal would allow us to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos.

In February 2002, we temporarily ceased keno operations to revise the keno system. Our future plans include redesigning the financial model for our Keno operations and expanding our installation base and marketing efforts including inter-casino linked progressive jackpots if financial resources become available.

We will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Thus, the number of sports and race books operated by us may decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control. There is no assurance that we will be able to add new locations and/or that any new locations so added will be profitable.

RESULTS  OF  OPERATIONS


Revenues

Revenues for the three months ended April 30, 2002 decreased $55,333 (2.4%) to $2,290,750 from the three months ended April 30, 2001. A decrease in wagering revenues of $156,544 primarily due to a decrease in the net win percentage (revenues divided by handle) and a decrease in keno revenues of $29,513 due to the temporary closure of the keno operations, was offset by a $130,724 increase in Systems revenues primarily due to sales of the newly designed T-3 terminals. The operating income of $150,619 for 2002 was $156,077 better than 2001 primarily as a result of cost cutting measures associated with refocusing on our core business, our Nevada race and sports books and systems sales and maintenance.

Wagering  Operations

Revenues from wagering decreased $156,544 (10.3%) to $1,356,904 in the first three months of 2002 as compared with the same three-month period in 2001. The decrease was due to a reduction in the net win percentage to 7.1% for the three months ended April 30, 2002 compared to 7.8% net win percentage for the three months ended April 30, 2001, and the loss of $49,541 in revenues due to the closure of the Nevada pari-mutuel race location. Handle was $19,220,119 for the three months ending April 30, 2002, an increase of $504,030 (2.7%) as compared with the same three-month period of 2001. The increase in wagering handle is attributable to the professional football championship game being held in February 2002. There is no assurance that our handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in further declines in handle. An increase or decrease in handle is not indicative of an increase or decrease in net win.

Wagering operating costs which includes direct cost, selling, general and administrative and depreciation decreased $43,819 (4.1%) to $1,012,920 as compared with the same period in 2001. The decrease in operating costs were primarily the result of our plan to implement cost cutting measures.

Systems  Operations

Equipment and software license sales increased by $130,724 (16.6%) from the same period in 2001, and our gross profit margin increased to 78.8% as a result of lower cost of sales associated with the newly designed T-3 terminals. Maintenance revenues increased $62,922 (10.2%) to $679,945 from the same period in 2001 and related expenses increased $45,408 (6.7%) to $727,339. CBS equipment sales are low volume, high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring like the maintenance fees, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Operating  Costs  and  Expenses

Comparative operating costs and expenses for the three months ended April 30, 2002 decreased $211,410 (9.0%) to $2,140,131 as compared to the three months ended April 30, 2001. This figure includes an increase of $43,843 for T-3 terminal equipment sold and an increase of $19,072 for research and development increased employee wage and related expenses offset by a $274,325 reduction in direct costs and expenses, selling, general and administrative costs and depreciation and amortization.

Direct  Costs  and  Expenses

Direct costs and expenses of the wagering segment decreased $60,023 (6.0%) due to a $24,746 reduction in employee wage and related expense, a $11,655 reduction in rent expense, a $16,478 reduction in tax and license expense, a $20,218 decrease in general supply purchases offset by an $13,074 increase in communication and other expenses. The increase in the Systems segment direct costs and expenses of $43,843 (12.5%) is primarily due to an $41,771 increase in cost of goods sold associated with the increase in equipment sales and a 0.7% increase in other direct expenses. The decrease in the Keno direct costs and expenses of $134,089 (82.4%) for the three months ended April 30, 2002 is due to our decision to temporarily cease our keno operations in February, 2002.

Research  and  Development

In the three months ended April 30, 2002, Research and Development costs increased from $198,185 to $217,257. The $19,072 (9.6%) increase for the three months ended April 30, 2002 was primarily attributed to a $18,517 (9.6%) increase in employee wages and related expense.

Selling,  General  and  Administrative

The $60,123 (12.3%) decrease in selling, general and administrative expenses for the three months ended April 30, 2002 was primarily due to a $50,705 (56.6%) reduction in monies spent for outside services and other reductions associated with the Company's focus on reducing expenditures.

Operating  income  (loss)

Operating income for the three months ended April 30, 2002 improved $156,077 to $150,619 from an operating loss of ($5,458) for the three months ended April 30, 2001. The increase resulted primarily from our efforts to reduce operating costs and expenses for all segments and increased system sales from the newly designed T-3 terminal.

Discontinued  Operations

On July 26, 2001, having exhausted previous extensions, the Nevada Gaming Commission granted the Company an additional extension on the closure or divestiture of the Mega$ports (ACT) subsidiary until July 25, 2002. At the present time, the Company is in contract negotiations with a potential buyer for the Mega$ports (ACT) operation. In the event the Company cannot agree on satisfactory terms and/or find another suitable buyer, the Company intends to close the operation prior to the July 25, 2002 deadline and has accounted for the operation as discontinued as of April 30, 2002. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will not make a one-time entry to accrue expected future losses from discontinued operations. Rather, the Company will report any future losses from discontinued operations in the periods in which they occur.

Results from discontinued operations are as follows for the three months ended April 30:

                                    2002              2001
      Revenues                  $  28,232        $ (49,244)
      Operating expenses           85,338           63,588
                                ----------       -----------
      Loss from operations        (57,106)        (112,832)
      Interest income                 616            1,014
                                ----------       -----------
      Net loss                  $ (56,490)       $(111,818)
                                ==========       ===========

Net  income

Net income for the three months ended April 30, 2002 of $106,933 improved $234,507 (184%) from a net loss of ($127,574) for the three months ended April 30, 2001. The increase is the result of additional system sales from the newly designed T-3 terminal and our efforts to reduce operating costs for all segments. Additionally, there were no losses on asset dispositions for the three months ended April 30, 2002 as compared to ($29,925) included in "Other, net" for the three months ended April 30, 2001.

Liquidity  and  Capital  Resources

Cash used in operating activities was $542,919 for the three months ended April 30, 2002 compared to cash provided by operating activities of $96,095 for the three months ended April 30, 2001. This was primarily due to our concentrated effort on payment of current liabilities associated with the professional football championship held in February 2002 and the purchase of T-3 terminal inventory. Net cash provided by investing activities for the three months ended April 30, 2002 was $84,631 as compared to cash used in investing activities of $170,143 for the three months ended April 30, 2001.

Net cash used in financing activities for the three months ended April 30, 2002 was $15,983 as compared to net cash used in financing activities of $54,093 for the three months ended April 30, 2001.

We have a working capital relationship of approximately 2 to 1 and believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. We plan to accumulate cash liquidity in 2002 to fund possible effects of litigation, seasonality of wagering operations, timing of system sales, and the possible effects of proposed legislation to ban wagering on amateur athletic events. We have possible negative cash flow exposures due to potential litigation judgments in cases where we are the named defendants. Final judgments significantly in excess of amounts accrued could have a significant negative impact on our existing cash balances and anticipated cash flows.

                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

Since 1995, we have been in litigation with Mr. Michael Racusin who introduced certain underwriters to us in connection with our initial public offering. Upon remand for the appellate court, a trial date of September 16, 2002 has been set to determine a cash remedy for Mr. Racusin. A number of yet-to-be adjudicated factors might impact the outcome of this litigation, and, accordingly, we are not able to fully determine the economic impact of these events at this time but believe, based upon the advice of counsel, that an additional cash award may range from approximately $360,000 to $1,700,000, plus accrued interest.

Since October 21, 1998, we have been in litigation with Imagineering Systems, Inc. ("ISI"). In October 2000, a verdict was rendered and later a judgment entered in favor of ISI in the amount of approximately $897,000. We have appealed this judgment to the Nevada Supreme Court and believe, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than this judgment.

In December 1999, the Nevada Gaming Control Board filed a complaint against us alleging we accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated of both federal and Nevada law. In July 2000, without admitting or denying the allegations, we entered into a settlement with the Nevada Gaming Commission and paid a $10,000 fine and agreed to divest of all of our interests in our Internet wagering operation, Mega$ports (ACT) Pty. Ltd. The Commission has given us until July 25, 2002 to complete this divestiture. At the present time, we are in contract negotiations with a potential purchaser for the Mega$ports operation. In the event we cannot agree on satisfactory terms and/or locate another qualified purchaser, it is our intention to close the Mega$ports operation prior to the July 25, 2002 deadline. As of April 30, 2002 the Mega$ports operation has been accounted for as a discontinued operation. We do not believe the outcome of the above-described proceedings will have a material adverse effect on our future financial position or operations.

On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against us claiming, among other things: (1) Our federally trademarked name "Mega$ports" (used in the United States and Australia) is invalid; (2) Willow's ownership of the Internet domain "www.megasports.com"; (3) Public confusion regarding the similarity of names; (4) Unfair competitive practices by us; (5) False and misleading use of the trademark "Mega$ports" by us; (6) Violation of the Lanham Act by us; and (7) Damages in excess of $75,000 (the exact amount to be determined at trial). The economic impact of the Mega$ports claim and our counter claim cannot be determined at this time. In the opinion of management, based on the advice of counsel, the outcome of this action will not have a material effect on our financial position, results of operations or cash flows.

The ultimate disposition of these reported legal issues cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," we have recorded an allowance for probable losses equal to the lower end of the estimated probable loss range (Note 6) and we periodically revise these estimates as facts and circumstances change.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

None

Item  3.     Defaults  Upon  Senior  Securities

None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.     Other  Information

None

Item  6.     Exhibits  and  Reports  on  Form  8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN  WAGERING,  INC.

Dated  June  10,  2002


     /s/ Timothy F. Lockinger
By:  ________________________________________
     Timothy  F.  Lockinger
     Chief  Financial  Officer,  Secretary  and  Treasurer
     (Principle  Accounting  Officer)