Form 10QSB
period 2002-07-31
AMERICAN WAGERING INC
filed 2002-09-16
CIK 1005214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  July  31,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of August 1, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                                      INDEX



PART  I          FINANCIAL  INFORMATION

Item  1.     Financial Statements:                                          Page
             Consolidated Balance Sheets - July 31, 2002 (Unaudited)
             and January 31, 2002                                              3


             Consolidated Statements of Operations - Three Months Ended
             July 31, 2002 and 2001 (Unaudited)                                4

             Consolidated Statements of Operations - Six Months Ended
             July 31, 2002 and 2001 (Unaudited)                                5

             Consolidated Statements of Cash Flows - Six Months Ended
             April 30, 2002 and 2001 (Unaudited)                               6

             Notes to Consolidated Financial Statements (Unaudited)         7-12

Item  2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           13-17


PART  II               OTHER  INFORMATION

Item 1.      Legal Proceedings                                             18-19

Item 2.      Changes in Securities and Use of Proceeds                        19

Item 3.      Defaults upon Senior Securities                                  19


Item 4.      Submission of Matters to a Vote of Security Holders              19

Item 5.      Other Information                                                19

Item 6.      Exhibits and Reports on Form 8-K                                 19

PART  I          FINANCIAL INFORMATION

Item  1.     Financial Statements

                            AMERICAN  WAGERING,  INC.
                          CONSOLIDATED  BALANCE  SHEETS

                                                         July 31,   January 31,
                                                            2002       2002
                                                         (Unaudited)

ASSETS
  CURRENT ASSETS
    Cash                                              $ 2,155,675   $ 3,756,113
    Restricted deposits                                    68,939       168,200
    Accounts receivable, net of allowance for
     doubtful accounts of $25,798 and $14,910             762,299       657,422
    Inventories                                           556,493       450,590
    Deferred tax asset, net                               272,000       272,000
    Prepaid expenses and other current assets             170,927       234,879
                                                      ------------  ------------
      Total Current Assets                              3,986,333     5,539,204
  PROPERTY AND EQUIPMENT, net                           2,921,440     3,280,757
  NOTE RECEIVABLE, net of discount of $781,150            624,600            --
  GOODWILL                                                103,725       103,725
  OTHER INTANGIBLES                                        98,660       367,135
  OTHER ASSETS                                            192,384       230,996
                                                      ------------  ------------
      Total Assets                                    $ 7,927,142   $ 9,521,817
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                   $   102,899   $    90,586
  Accounts payable                                        215,227       263,565
  Accrued expenses                                      1,099,596     1,245,220
  Unpaid winning tickets                                  343,181     1,109,674
  Customer deposits and other current liabilities         397,841       784,061
                                                      ------------  ------------
      Total Current Liabilities                         2,158,744     3,493,106
LONG-TERM DEBT, less current portion                    1,705,023     1,720,340
OTHER LONG TERM LIABILITIES                                25,000            --
                                                      ------------  ------------
      Total Liabilities                                 3,888,767     5,213,446
                                                      ------------  ------------

REDEEMABLE PREFERRED STOCK  - 3,238 and 2,738 SHARES      323,800       273,800
                                                      ------------  ------------

STOCKHOLDERS' EQUITY
  Series A preferred stock - 10% cumulative;
   $.01 par value;
    Authorized: 25,000,000 shares; issued and
     outstanding: 11,924 shares                         1,092,400     1,192,400
  Common stock - $.01 par value; authorized:
   25,000,000 shares;
    Issued: 7,897,946 shares                               78,979        78,979
  Additional paid-in capital                           14,382,515    14,382,515
  Accumulated deficit                                 (11,511,826)  (11,291,830)
  Less 61,100 common shares in treasury, at cost         (327,493)     (327,493)
                                                      ------------  ------------
      Total Stockholders' Equity                        3,714,575     4,034,571
                                                      ------------  ------------

        Total Liabilities and Stockholders' Equity    $ 7,927,142   $ 9,521,817
                                                      ============  ============

See notes to consolidated financial statements.


                           AMERICAN  WAGERING,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                        2001         2002
                                                        ----         ----
REVENUES
     Wagering                                       $  673,579   $1,160,133
     Systems                                         1,254,675    1,889,117
                                                    -----------  -----------
               Total Revenues                        1,928,254    3,049,250
                                                    -----------  -----------

OPERATING COSTS AND EXPENSES
     Direct Costs
          Wagering                                     912,097      920,709
          Systems                                      587,373      794,311
                                                    -----------  -----------
               Total Direct Costs                    1,499,470    1,715,020
     Research and development                          242,543      203,312
     Selling, general and administrative               573,834      567,621
     Depreciation and amortization                     101,203      152,521
                                                    -----------  -----------
               Total Operating Costs and Expenses    2,417,050    2,638,474
                                                    -----------  -----------

OPERATING INCOME (LOSS)                               (488,796)     410,776

OTHER INCOME (EXPENSE)
     Litigation judgment                              (252,532)          --
     Interest income                                    10,687       17,897
     Interest expense                                  (51,197)     (40,435)
     Other, net                                         27,141       52,211
                                                    -----------  -----------
               Total Other Income (Expense)           (265,901)      29,673
                                                    -----------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (754,697)     440,449
                                                    -----------  -----------

DISCONTINUED OPERATIONS
     Loss from discontinued operations                (130,658)    (192,721)
     Gain on disposal of discontinued operations       631,436           --
                                                    -----------  -----------
               Total Discontinued Operations           500,778     (192,721)
                                                    -----------  -----------

NET INCOME (LOSS)                                   $ (253,919)  $  247,728
                                                    ===========  ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
     Continuing operations                          $    (0.10)  $     0.05
                                                    ===========  ===========
     Discontinued operations                        $     0.06   $    (0.02)
                                                    ===========  ===========
     Net income (loss)                              $    (0.04)  $     0.03
                                                    ===========  ===========


See notes to consolidated financial statements.


                           AMERICAN  WAGERING,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                        2002          2001
                                                        ----          ----
REVENUES
     Wagering                                       $2,030,483   $2,673,581
     Systems                                         2,172,338    2,676,056
                                                    -----------  -----------
               Total Revenues                        4,202,821    5,349,637
                                                    -----------  -----------

OPERATING COSTS AND EXPENSES
     Direct Costs
          Wagering                                   1,854,765    1,923,400
          Systems                                      982,111    1,145,206
                                                    -----------  -----------
               Total Direct Costs                    2,836,876    3,068,606
     Research and development                          459,800      401,497
     Selling, general and administrative             1,001,781    1,050,848
     Depreciation and amortization                     209,504      268,643
                                                    -----------  -----------
               Total Operating Costs and Expenses    4,507,961    4,789,594
                                                    -----------  -----------

OPERATING INCOME (LOSS)                               (305,140)     560,043
                                                    -----------  -----------

OTHER INCOME (EXPENSE)
     Litigation judgment                              (252,532)          --
     Interest income                                    28,851       36,521
     Interest expense                                  (90,762)     (79,496)
     Other, net                                         58,093       90,074
                                                    -----------  -----------
               Total Other Income (Expense)           (256,350)      47,099
                                                    -----------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (561,490)     607,142
                                                    -----------  -----------

DISCONTINUED OPERATIONS
     Loss from discontinued operations                (216,933)    (486,988)
     Gain on disposal of discontinued operations       631,436           --
                                                    -----------  -----------
               Total Discontinued Operations           414,503     (486,988)
                                                    -----------  -----------

NET INCOME (LOSS)                                   $ (146,987)  $  120,154
                                                    ===========  ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
     Continuing operations                          $    (0.08)  $     0.07
                                                    ===========  ===========
     Discontinued operations                        $     0.05   $    (0.06)
                                                    ===========  ===========
     Net income (loss)                              $    (0.03)  $     0.01
                                                    ===========  ===========


See notes to consolidated financial statements.

                             AMERICAN  WAGERING,  INC.
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                      FOR  THE  SIX  MONTHS  ENDED  JULY  31,



                                                             2002         2001
                                                       ------------  -----------
OPERATING ACTIVITIES
    Net cash used in operating activities              $(1,567,367)  $ (437,936)
                                                       ------------  -----------

INVESTING ACTIVITIES
    Investment in restricted deposits                      (53,971)      (3,231)
    Withdrawals of restricted deposits                     153,232           --
    Retirement of assets                                        --       52,226
    Purchase of property and equipment                     (69,931)    (283,324)
    Deposits and other assets                               38,612       49,920
                                                       ------------  -----------
    Net cash provided by (used in) investing
      activities                                            67,942     (184,409)
                                                       ------------  -----------

FINANCING ACTIVITIES
    Repayment of borrowings                                (46,339)     (36,048)
    Proceeds from borrowings                                68,335       44,017
    Redemption of preferred stock                          (50,000)          --
    Dividends                                              (73,009)     (73,717)
                                                       ------------  -----------
    Net cash used in financing activities                 (101,013)     (65,748)
                                                       ------------  -----------


NET DECREASE IN CASH                                    (1,600,438)    (688,093)
CASH AT BEGINNING OF PERIOD                              3,756,113   $2,200,759
                                                       ------------  -----------
CASH AT END OF PERIOD                                  $ 2,155,675   $1,512,666
                                                       ============  ===========



See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, previously filed with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2002, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Divestiture  of  Internet  Wagering

     On June 18, 2002 the Company entered into a Share Sale Agreement with Euraust Limited ("Euraust"), an Australian company, in which the Company agreed to sell the Mega$ports (ACT) Pty. Ltd. ("Mega$ports") subsidiary to Euraust.
The sale of Mega$ports is pursuant to an agreement reached with the Nevada Gaming Commission in answer to a complaint. The Share Sale Agreement provides in part that:

1. The Company will sell all of the issued capital stock in Mega$ports to Euraust for $2,800,000 Australian dollars (AUD) less liabilities assumed of $282,000 AUD or $1,405,750 USD net without interest. In addition, the Company will assign the benefit of all loans due to the Company from Mega$ports to Euraust for $1.00 AUD.

2.   The  Company  received  $18,000  AUD  on  August  6,  2002.

3. The Company will receive the balance in varying monthly installments based on 0.1667% of wagering handle commencing in March of 2003. After imputed interest at the rate of 12.0%, the Company has valued the receivable at $624,600 USD.

4. In the event that Euraust defaults on any required payment and does not correct such default within 60 days, the whole of the principal balance will become immediately due and payable.

5. Pursuant to a separate agreement, the Company, through its subsidiary, Computerized Bookmaking Systems, Inc. ("CBS"), will provide Euraust a license to utilize the Mega$ports sports software on a non-exclusive, non-transferable basis, and a license to utilize the Mega$ports name, logo, service mark and domain name in connection with Euraust's operation.

6. Pursuant to a separate agreement, the Company, through CBS will provide Euraust with software support for the Mega$ports sports software for a period of 24 months.

     Although the sale was consummated on July 1, 2002 and has been recognized by the Australian government (thereby terminating the Company's involvement in the Mega$ports operation), the sale is subject to the approval of the Nevada Gaming Commission. The Company is unable to provide any assurance that such approval will be granted; if the required approval is not granted, the Company estimates its ability to collect it's receivable will be reduced to zero.

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

3.  Goodwill  and  Other  Intangible  Assets

     As of July 31, 2002, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company's primary computerized race and sports book systems product.

     Other intangible assets consist of agreements restricting potential competitors, trademarks, software and rights for manufacturing and distribution that are amortized on a straight-line basis over their estimated useful lives or contract terms from two years to in perpetuity.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill and certain other intangibles are no longer subject to amortization over an estimated useful life. Rather, goodwill and other indeterminate life intangible assets are subject to at least an annual recoverability test, which assesses for impairment. Management evaluated goodwill and other intangible assets for impairment as of July 31, 2002. Such evaluation included, among other analysis, future cash flow and profitability estimates. There were no impairment provisions taken for, and no effect of the adoption of SFAS 142 on, the six months ended July 31, 2002.

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

                                             Three months ended July 31,
                                                 2002         2001
                                              -----------  -----------
Income (loss)  from continuing operations     $ (754,697)  $  440,449
Preferred stock dividends                        (36,761)     (36,248)
                                              -----------  -----------
Net income (loss), as adjusted                $ (791,458)  $  404,201
                                              ===========  ===========

Gain from discontinued operations             $  500,778   $ (192,721)
                                              ===========  ===========


Net income (loss)                             $ (253,919)  $  247,728
Preferred stock dividends                        (36,761)     (36,248)
                                              -----------  -----------
Net income (loss), as adjusted                $ (290,680)  $  211,480
                                              ===========  ===========

Basic weighted average shares outstanding      7,836,846    8,076,665
                                              ===========  ===========


Diluted weighted average shares outstanding    7,907,416    8,076,665
                                              ===========  ===========




                                              Six months ended July 31,
                                                 2002         2001
                                              -----------  -----------
Income (loss) from continuing operations      $ (561,490)  $  607,142
Preferred stock dividends                        (73,009)     (73,717)
                                              -----------  -----------
Net income (loss), as adjusted                $ (634,499)  $  533,425
                                              ===========  ===========

Gain from discontinued operations             $  414,503   $ (486,988)
                                              ===========  ===========


Net income (loss)                             $ (146,987)  $  120,154
Preferred stock dividends                        (73,009)     (73,717)
                                              -----------  -----------
Net income (loss), as adjusted                $ (219,996)  $   46,437
                                              ===========  ===========


Basic weighted average shares outstanding      7,836,846    8,076,665
                                              ===========  ===========


Diluted weighted average shares outstanding    8,038,478    8,076,665
                                              ===========  ===========




5.  Business  Segments

     The Company conducts business with customers through its Wagering and Systems segments. The Wagering segment operated 39 race and sports books throughout Nevada as of July 31, 2002. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. During the three months ended July 31, 2002, the Keno segment was discontinued and Mega$ports Australia, previously included in the Wagering segment, was sold. Both the Keno and Australia operations are included in discontinued operations.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.



                           Three months ended July 31,
Continuing operations:        2002             2001
                              ----             ----
Operating income (loss)
  Wagering                 $  (310,410)    $  140,497
  Systems                      296,515        726,162
  SG&A                        (474,901)      (455,883)
                           ------------    -----------
                           $  (488,796)    $  410,776
                           ============    ===========



                            Six months ended July 31,
Continuing operations:          2002           2001
                                ----           ----
Operating income (loss)
  Wagering                 $    33,573     $  597,205
  Systems                      486,839        831,170
  SG&A                        (825,552)      (868,332)
                           ------------    -----------
                           $  (305,140)    $  560,043
                           ============    ===========



                          Three months ended July 31,
                                2002        2001
                                ----        ----
Discontinued operations:
Operating loss:
  Mega$ports Australia     $  (107,460)    $ (108,950)
  Keno                         (25,456)       (89,474)
                           ------------    -----------
                           $  (132,916)    $ (198,424)
                           ============    ===========



                           Six months ended July 31,
                                2002        2001
                                ----        ----
Discontinued operations:
Operating loss:
  Mega$ports Australia     $  (164,568)    $ (221,782)
  Keno                         (56,576)      (244,197)
                           ------------    -----------
                           $  (221,144)    $ (445,979)
                           ============    ===========



6.  Litigation

     Racusin:  The  Company  has  been  in  litigation  since  1995 with Michael
     --------
Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable. A verdict was rendered in favor of Mr. Racusin and a judgment was entered. The terms of the judgment required the Company to issue him 239,819 common shares of the Company's stock (337,500 shares awarded in the judgment less 97,681 shares for a cash award previously paid); at January 31, 2000, the Company had reserved the shares for this matter. Mr.

Racusin appealed the judgment claiming that only a cash remedy was appropriate. The appellate court agreed and remanded the matter back to the trial court for determination as to the cash value of the 337,500 shares. The initial trial date of September 16, 2002 has been postponed until November 12, 2002 due to a scheduling conflict with the court. A number of yet-to-be adjudicated factors might impact the determination and, accordingly, the Company is not able to fully determine the economic impact of these events at this time but believes based upon the advice of counsel that an additional cash award may range from approximately $360,000 to $1,700,000, plus accrued interest.

     Imagineering  Systems,  Inc.:  The  Company has been involved in litigation
     -----------------------------
with Imagineering Systems, Inc. since March 1998. In October 2000, a verdict was rendered and later a judgment entered in favor of Imagineering totaling $1,397,000; Imagineering subsequently agreed to a Court directed alternative to reduce this amount to $897,000. The Company has bonded an appeal and believes, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than the reduced judgment. It is anticipated the Nevada Supreme Court will hear this matter within the next 12 to 24 months.

     Willow:  The  lawsuit between the Company and Willow International Ventures
     -------
regarding the "Mega$ports" trademark was settled on August 28, 2002. The Settlement Agreement provides in part that:

1. Subject to the Company's existing rights within Australia (licensed to Euraust Limited pursuant to the provisions of the Share Sale Agreement), the Company shall assign to Willow all of the Company's right, title and interest in and to the trademarks.

2. The Company retains all right, title and interest presently held in: (i) the domain name megasports.com.au: (ii) all intellectual property right, title and interest in and to the intangible assets, if any, emanating from, with respect to, relating to or arising from this domain name; and (iii) the disputed Mega$ports trademarks to the extent such trademarks are used in association with the provision of wagering services by Australian-based or Australian-connected operations.

3. The Company will be unconditionally entitled to use the megasports.com.au domain name and trademarks in connection with the provision of wagering services within Australia.

4. The Company shall change the name of Mega$ports, Inc. (a Nevada corporation) to a name that is not identical, or confusingly similar to, the trademarks. Such changed name shall not include the term "Mega$ports".

5. The Company granted to Willow an exclusive license to use the Australian trademarks in Australia in association with the products or services in any industry other than the business of providing wagering services.

6. Willow will not interfere with the Company's rights with respect to the domain megasports.com.au.

7. The Company shall dismiss its counterclaim against Willow with prejudice and without costs.

8. Willow shall dismiss its lawsuit against the Company with prejudice and without costs.

9. Each party shall be responsible for its own costs and attorneys' fees incurred in connection with the prosecution and defense of the lawsuit and of the counterclaim.

     In anticipation of the proposed settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. Additionally, as a result of the settlement, the Company wrote-off the Mega$ports trademark in the amount of $252,532 in this quarter ended July 31, 2002.

     Jean Development Co., et.al.: The Company is a defendant in a claim brought
     -----------------------------
by Jean Development Company, Jean Development West and Railroad Pass Investment Group alleging the nonpayment of fees associated with the operation of the keno game by AWI Keno, Inc. The Company is currently involved in discussions and expects this matter to be settled without material impact upon the Company. In the event a settlement cannot be reached, the Company believes the impact of the lawsuit will be immaterial to the overall operations of the Company.

     Other:  The  Company  is involved in certain other legal matters arising in
     ------
the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

7.     Regulatory  Matters

The scope of the Company's licensed race and sports books operation in the State of Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon the Company's wagering operations.

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

     On June 18, 2002 the Company entered into a Share Sale Agreement with Euraust Limited ("Euraust"), an Australian company, in which the Company agreed to sell the Mega$ports (ACT) Pty. Ltd. ("Mega$ports) subsidiary to Euraust. The sale of Mega$ports Australia is pursuant to an agreement reached with the Nevada Gaming Commission in answer to a complaint. The Share Sale Agreement provides in part that:

1. The Company will sell all of the issued capital stock in Mega$ports to Euraust for $2,800,000 Australian dollars (AUD) less liabilities assumed of $282,000 AUD or $1,405,750 USD net without interest. In addition, the Company will assign the benefit of all loans due to the Company from Mega$ports to Euraust for $1.00 AUD.

2.   The  Company  received  $18,000  AUD  on  August  6,  2002.

3. The Company will receive the balance in varying monthly installments based on 0.1667% of wagering handle commencing in March of 2003. After imputed interest at the rate of 12.0%, the Company has valued the receivable at $624,600 USD.

4. In the event that Euraust defaults on any required payment and does not correct such default within 60 days, the whole of the principal balance will become immediately due and payable.

5. Pursuant to a separate agreement, the Company, through its subsidiary, Computerized Bookmaking Systems, Inc. ("CBS"), will provide Euraust a license to utilize the Mega$ports sports software on a non-exclusive, non-transferable basis, and a license to utilize the Mega$ports name, logo, service mark and domain name in connection with Euraust's operation.

6. Pursuant to a separate agreement, the Company, through CBS will provide Euraust with software support for the Mega$ports sports software for a period of 24 months.

     Although the sale of Mega$ports (ACT) was consummated on July 1, 2002 and has been recognized by the Australian government (thereby terminating the Company's involvement in Mega$ports (ACT)), the sale is subject to the approval of the Nevada Gaming Commission. The

Company is unable to provide any assurance that such approval will be granted; if the required approval is not granted, the Company estimates the probability of collecting the remainder due on the sales price is extremely doubtful.

     Due to prohibitive costs, the Company discontinued its keno operations in July 2002. The Company has no plans to re-enter the keno market.

     The Company's primary operating strategy for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books (through Leroy's) and developing/selling/maintaining race/sports books systems (through CBS) in order to become more efficient and to cut costs. In Nevada, our strategy is to expand upon our current base of 39 books and sell our new T-3 terminals and related maintenance contracts. The Company also intends to devote resources towards developing a self-service wagering kiosk that we expect to complete in the fourth quarter of the fiscal year ending January 31, 2003. This new self-service wagering kiosk would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The self-service sports wagering kiosk would allow us to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready in the fourth quarter of the fiscal year ending January 31, 2003.

     In preparation for the kiosk operations projected to begin during the fourth quarter, AWI Keno, Inc., a subsidiary of the Company, was renamed AWI Manufacturing, Inc. ("AWIM") and Mega$ports, Inc., a subsidiary of CBS, was renamed Contest Sports Systems, Inc. ("CSS"). Kiosk operations will be accounted for under either AWIM or CSS depending on whether the particular kiosk is the gaming or non-gaming version.

     The Company will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Thus, the number of sports and race books operated by Leroy's may decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control. There is no assurance that we will be able to add new locations and/or that any new locations so added will be profitable.

RESULTS  OF  OPERATIONS

Six  months  ended  July  31,  2002  and  2001.

Revenues

Revenues for the six months ended July 31, 2002 decreased $1,146,816 (21.4%) to $4,202,821 from the six months ended July 31, 2001. The decrease in revenues is primarily attributed to a decrease in Wagering revenues of $643,098 resulting from a lower net win percentage (revenue divided by handle) during the current period; and a decrease of $503,719 in Systems revenues resulting from lower equipment sales during the current period.

Wagering  Operations
--------------------

Revenues from wagering decreased $643,098 (24.1%) to $2,030,483 in the first six months of 2002 as compared with the same six-month period in 2001. The decrease in revenue is attributable to a reduction in the net win percentage and a decrease in revenues due to the closure of the Nevada pari-mutuel race location. The net win percentage was 6.0% for the six months ended July 31, 2002 compared to 7.3% for the six months ended July 31, 2001. Pari-mutuel race revenue was $0 compared to $104,289 for the six months ended July 31, 2001. Handle was $34,031,359 for the six months ending July 31, 2002, a decrease of $1,068,142 (3.0%) as compared with the same six-month period of 2001. The decrease in wagering handle is attributable to closed locations. There is no assurance that our handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in further declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems  Operations
-------------------
Equipment and software license sales decreased by $608,770 (45.7%) from the same period in 2001 while the gross profit margin remained approximately the same at 54.7% in the current period compared to 59.9% in the prior period. Maintenance revenues increased $93,647 (7.5%) to $1,341,599 from the same period in 2001. CBS equipment sales are low volume, high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring like the maintenance fees, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Operating  Costs  and  Expenses

Comparative operating costs and expenses for the six months ended July 31, 2002 decreased $281,633 (5.9%) to $4,507,961 as compared to the six months ended July 31, 2001. This figure includes an increase of $58,303 in research and development expenses offset by a $339,936 reduction in direct costs and expenses, selling, general and administrative costs and depreciation and amortization.

Direct  Costs  and  Expenses
----------------------------
The decrease in the direct costs and expenses for the Wagering segment of $68,635 (3.6%) is due to a $20,181 reduction in employee expenses, a $16,414 reduction in rent expense, a $12,988 reduction in tax expenses, and a $40,451 decrease in supplies offset by a $21,399 increase in communication and other expenses. The decrease in the direct costs and expenses for the Systems segment of $163,095 (14.2%) is primarily due to a $196,676 decrease in cost of goods sold resulting from the decrease in equipment sales offset by a $33,581(5.9%) increase in costs associated with the maintenance of systems.

Research  and  Development
--------------------------
For the six months ended July 31, 2002, Research and Development costs increased $58,303 (14.5%) to $459,800 due primarily to a $47,830 (12.2%) increase in employee  expenses.


Selling,  General  and  Administrative
--------------------------------------

For the six months ended July 31, 2002, Selling, General and Administrative costs decreased $49,067 (4.7%) primarily due to the Company's focus on reducing expenditures.

Operating  Loss

The operating loss for the six months ended July 31, 2002 of ($305,140) resulted primarily from the reduction in revenues offset by the reduction in total operating costs and expenses.

Litigation  Judgment

On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against the Company concerning the "Mega$ports" trademark; the Company subsequently filed numerous counterclaims. On August 28, 2002, Willow and the Company settled both the lawsuit and the counterclaim. As a result of the settlement the Company wrote off the Mega$ports trademark in the amount of $252,532 in this quarter ended July 31, 2002

Discontinued  Operations

Discontinued operations gain of $414,503 for the six months ended July 31, 2002 is attributable to the sale of the Mega$ports (ACT) operation and the closure of the keno operation.

Results  from  discontinued  operations  are  as  follows:


                            Three Months Ended      Six Months Ended
                                 July  31                July  31
                             2002        2001        2002        2001
Net Loss from Operations:
  Mega$ports ACT          $(107,119)  $(104,799)  $(163,611)  $(216,618)
  Keno                      (23,539)    (87,922)    (53,322)   (270,370)
                          ----------  ----------  ----------  ----------
                           (130,658)   (192,721)   (216,933)   (486,988)
                          ----------  ----------  ----------  ----------
Gain (loss) on Disposal:
  Mega$ports ACT            790,789          --     790,789          --
  Keno                     (159,353)         --    (159,353)         --
                          ----------  ----------  ----------  ----------
                            631,436          --     631,436          --
                          ----------  ----------  ----------  ----------

                          $ 500,778   $(192,721)  $ 414,503   $(486,988)
                          ==========  ==========  ==========  ==========


Liquidity  and  Capital  Resources

Cash used in operating activities for the six months ended July 31, 2002 was $1,567,367 compared to cash used in operating activities of $437,936 for the six months ended July 31, 2001 primarily from the decrease in Wagering and System sales revenues. Net cash provided by investing activities for the six months ended July 31, 2002 was $67,942 as compared to cash used in investing activities of $184,409 for the six months ended July 31, 2001. Net cash used in financing activities for the six months ended July 31, 2002 was $101,013 as compared to net cash used in financing activities of $65,748 for the six months ended July 31, 2001.

We have a working capital relationship of approximately 2 to 1 and believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. We plan to accumulate cash liquidity in through the end of the year to fund possible effects of litigation, seasonality of wagering operations, and timing of system sales. We have possible negative cash flow exposures due to potential litigation judgments in cases where we are the named defendants. Final judgments significantly in excess of amounts accrued could have a significant negative impact on our existing cash balances and anticipated cash flows.

                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

Racusin
-------
Since 1995, we have been in litigation with Mr. Michael Racusin who introduced certain underwriters to us in connection with our initial public offering. Upon remand for the appellate court, a trial date of November 12, 2002 has been set to determine a cash remedy for Mr. Racusin. A number of yet-to-be adjudicated factors might impact the outcome of this litigation, and, accordingly, we are not able to fully determine the economic impact of these events at this time; based upon the advice of counsel, we believe an additional cash award may range from approximately $360,000 to $1,700,000, plus accrued interest.

Imagineering Systems, Inc.
--------------------------
Since 1998, we have been in litigation with Imagineering Systems, Inc. ("ISI"). In October 2000, a verdict was rendered and later a judgment entered in favor of ISI in the amount of approximately $897,000 (prior to interest). We have appealed this judgment to the Nevada Supreme Court and believe, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than this judgment.

Mega$ports (ACT)
----------------
In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging we accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated of both federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement with the Nevada Gaming
Commission, paid a $10,000 fine and agreed to divest all interests in the Internet wagering operation, Mega$ports (ACT) Pty. Ltd. On July 1, 2002, the Company completed a sale of Mega$ports (ACT) to Euraust Limited ("Euraust"), an Australian company. The sale is subject to final approval by the Nevada Gaming Commission; the Company is unable to provide any assurance that such approval will be granted. In the event that any such required approval is not granted, the Company's ability to collect the remainder of the sales price is extremely doubtful. The Australian Capital Territory government has recognized the sale and, accordingly, the Company is no longer considered a gaming licensee in the Australian Capital Territory.

Willow
------
     On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against the Company concerning the "Mega$ports" trademark; the Company subsequently filed numerous counterclaims. On August 28, 2002, Willow and the Company settled both the lawsuit and the counterclaim. In anticipation of the proposed settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. and as a result of the settlement the Company wrote off the Mega$ports trademark in the amount of $252,532 in this quarter ended July 31, 2002. Due to the nature of the settlement, the previous closure of the Mega$ports U.S. operation the previous divestiture of the Mega$ports Australian operation, and the resulting $252,532 write down of the trademark asset, it is management's opinion the outcome of this settlement does not have a material effect on the Company's financial position, results of operations or cash flows.

Jean  Development  Company,  et.  al.
-------------------------------------
The Company is a defendant in a claim brought by Jean Development Company, Jean Development West and Railroad Pass Investment Group alleging the nonpayment of fees associated with the operation of the keno game by AWI Keno, Inc. The Company is currently involved in discussions and expects this matter to be settled without material impact on the Company. In the event a settlement cannot be reached, the Company believes the impact of the lawsuit will not have a material effect on our financial position, results of operations or cash flows.

The ultimate disposition of these various reported legal issues cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," we have recorded an allowance for probable losses equal to the lower end of the estimated probable loss range and we periodically revise these estimates as facts and circumstances change.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K.

a.)     Exhibits.

Exhibit Number     Description
---------------    -----------
10.1               Share Sale Agreement with Euraust (1) (2)
10.2               CBS Software Support Agreement (1) (2)
10.3               License Agreement (1) (2)
10.4               Settlement Agreement (1) (3)
99.1               Officers' Certification under Section 906 of the
                   Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
(1)  Incorporated  by  reference  to  10Q  for  the  period ended July 31, 2002.
(2)  Refer  to  Form  8-K  filed  on  June  18,  2002  for  exhibit.
(3)  Refer  to  Form  8-K  filed  on  August  28,  2002  for  exhibit.

b.)     Form  8-K
     A report on Form 8K was filed on June 18, 2002 with respect to an Item 5 matter (sale of Mega$ports (ACT) subsidiary).

     A report on Form 8K was filed on August 28, 2002 with respect to an Item 5 matter (settlement of Willow lawsuit and counterclaims).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated  September 16, 2002


     /s/ Timothy F. Lockinger
By:  ________________________________________
     Timothy F. Lockinger
     Chief Financial Officer, Secretary and Treasurer
     (Principle Accounting Officer)

                  Certification of the Chief Executive Officer
                                   Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I,  Victor  Salerno,  certify  that:

1.   I  have  reviewed this quarterly report on Form 10QSB of American Wagering;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 16, 2002


                                      By:     /s/ Victor Salerno
                                              ------------------------------

                                      Name:   Victor Salerno

                                      Title:  Chief Executive Officer

                  Certification of the Chief Financial Officer
                                   Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I,  Timothy  F.  Lockinger,  certify  that:

1.     I have reviewed this quarterly report on Form 10QSB of American Wagering;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 16, 2002


                                     By:     /s/ Timothy F. Lockinger
                                             --------------------------------

                                     Name:   Timothy F. Lockinger

                                     Title:  Chief Financial Officer, Secretary
                                             and Treasurer