Form 10QSB
period 2002-10-31
AMERICAN WAGERING INC
filed 2002-12-16
CIK 1005214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  October  31,  2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  000-20685

                             AMERICAN WAGERING, INC.
                             -----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0344658
-------------------------------                     ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of December 16, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES

                                      INDEX



PART  I          FINANCIAL  INFORMATION

Item 1.   Financial Statements:                                            Page
          Consolidated Balance Sheets - October 31, 2002
          (Unaudited) and January 31, 2002                                    3

          Consolidated Statements of Operations -Three Months
          Ended October 31, 2002 and 2001 (Unaudited)                         4

          Consolidated Statements of Operations -Nine Months
          Ended October 31, 2002 and 2001 (Unaudited)                         5

          Consolidated Statements of Cash Flows -Nine Months
          Ended October 31, 2002 and 2001 (Unaudited)                         6

          Notes to Consolidated Financial Statements (Unaudited)           7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-14

Item 3.   Controls and Procedures                                            14


PART II               OTHER INFORMATION

Item 1.   Legal Proceedings                                               15-16

Item 2.   Changes in Securities and Use of Proceeds                          16

Item 3.   Defaults upon Senior Securities                                    16

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 5.   Other Information                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   16

PART I          FINANCIAL INFORMATION

Item 1.     Financial Statements


                              AMERICAN WAGERING, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                    October 31,    January 31,
                                                        2002           2002
                                                     (Unaudited)
                                                    -------------  -------------
ASSETS
 CURRENT ASSETS
   Cash                                             $  2,861,377   $  3,756,113
   Restricted deposits                                    65,397        168,200
   Accounts receivable, net of allowance for
    doubtful accounts of $13,870 and $14,910             557,397        657,422
   Inventories                                           583,131        450,590
   Deferred tax assets, net                              272,000        272,000
   Prepaid expenses and other current assets             188,511        234,879
                                                     -------------  ------------
     Total Current Assets                              4,527,813      5,539,204
 PROPERTY AND EQUIPMENT, net                           3,038,055      3,280,757
 NOTE RECEIVABLE, net of discount of $781,150            624,600             --
 GOODWILL                                                103,725        103,725
 OTHER INTANGIBLES                                        90,688        367,135
 OTHER ASSETS                                            160,201        230,996
                                                    -------------  -------------
     Total Assets                                   $  8,545,082   $  9,521,817
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                  $    111,749   $     90,586
 Accounts payable                                        363,507        263,565
 Accrued expenses                                        517,169        724,053
 Litigation payable                                    2,183,762        521,167
 Unpaid winning tickets                                  699,572      1,109,674
 Customer deposits and other current liabilities         823,376        784,061
                                                    -------------  -------------
     Total Current Liabilities                         4,699,135      3,493,106
LONG-TERM DEBT, less current portion                   1,702,539      1,720,340
OTHER LONG TERM LIABILITIES                               25,000             --
                                                    -------------  -------------
     Total Liabilities                                 6,426,674      5,213,446
                                                    -------------  -------------

REDEEMABLE PREFERRED STOCK  -
 3,238 and 2,738 shares                                  323,800        273,800
                                                    -------------  -------------

STOCKHOLDERS' EQUITY
 Series A preferred stock - 10% cumulative;
 $.01 par value;
   authorized: 25,000,000 shares; issued and
   outstanding: 10,924 and 11,924 shares               1,092,400      1,192,400
 Common stock - $.01 par value; authorized:
 25,000,000 shares;
   issued: 7,897,946 shares                               78,979         78,979
 Additional paid-in capital                           12,738,889     14,382,515
 Deficit                                             (11,788,167)   (11,291,830)
 Less 61,100 common shares in treasury, at cost         (327,493)      (327,493)
                                                    -------------  -------------
     Total Stockholders' Equity                        1,794,608      4,034,571
                                                    -------------  -------------

     Total Liabilities and Stockholders' Equity     $  8,545,082   $  9,521,817
                                                    =============  =============


See  notes  to  consolidated  financial  statements.

                           AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED OCTOBER 31,
                                   (UNAUDITED)


                                                       2002         2001
                                                    -----------  -----------
REVENUES
  Wagering                                          $1,541,027   $1,821,194
  Systems                                              950,778    1,310,321
                                                    -----------  -----------
       Total Revenues                                2,491,805    3,131,515
                                                    -----------  -----------

OPERATING COSTS AND EXPENSES
  Direct Costs
    Wagering                                         1,388,593    1,062,123
    Systems                                            469,898      542,938
                                                    -----------  -----------
       Total Direct Costs                            1,858,491    1,605,061
  Research and development                             225,678      211,048
  Selling, general and administrative                  553,870      528,866
  Depreciation and amortization                         88,957      150,637
                                                    -----------  -----------
       Total Operating Costs and Expenses            2,726,996    2,495,612
                                                    -----------  -----------

OPERATING INCOME (LOSS)                               (235,191)     635,903
                                                    -----------  -----------

OTHER INCOME (EXPENSE)
  Litigation judgment                                   (6,970)          --
  Interest income                                        9,543       12,505
  Interest expense                                     (39,230)     (39,639)
  Other, net                                            31,787       (9,832)
                                                    -----------  -----------
       Total Other Expense                              (4,870)     (36,966)
                                                    -----------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX                                    (240,061)     598,937

INCOME TAX                                                  --       12,972
                                                    -----------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (240,061)     585,965
                                                    -----------  -----------

DISCONTINUED OPERATIONS
  Loss from operations of discontinued segments             --     (471,123)
  Gain on disposal of discontinued operations              (89)          --
                                                    -----------  -----------
       Total Discontinued Operations                       (89)    (471,123)
                                                    -----------  -----------

NET INCOME (LOSS)                                   $ (240,150)  $  114,842
                                                    ===========  ===========


BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Continuing operations                             $    (0.04)  $     0.07
                                                    ===========  ===========
  Discontinued operations                           $     0.00   $    (0.06)
                                                    ===========  ===========
     Net income (loss)                              $    (0.04)  $     0.01
                                                    ===========  ===========




See  notes  to  consolidated  financial  statements.

                           AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED OCTOBER 31,
                                   (UNAUDITED)



                                                        2002          2001
                                                        ----          ----
REVENUES
  Wagering                                           $3,571,510   $4,494,775
  Systems                                             3,123,116    3,986,378
                                                     -----------  -----------
       Total Revenues                                 6,694,626    8,481,153
                                                     -----------  -----------

OPERATING COSTS AND EXPENSES
  Direct Costs
    Wagering                                          3,243,357    2,985,523
    Systems                                           1,452,009    1,688,144
                                                     -----------  -----------
       Total Direct Costs                             4,695,366    4,673,667
    Research and development                            685,478      612,545
    Selling, general and administrative               1,555,651    1,579,715
    Depreciation and amortization                       298,461      419,280
                                                     -----------  -----------
       Total Operating Costs and Expenses             7,234,956    7,285,207
                                                     -----------  -----------

OPERATING INCOME (LOSS)                                (540,330)   1,195,946
                                                     -----------  -----------

OTHER INCOME (EXPENSE)
  Litigation judgment                                  (271,502)          --
  Interest income                                        38,393       49,026
  Interest expense                                     (117,993)    (119,135)
  Other, net                                             89,880       80,242
                                                     -----------  -----------
       Total Other Income (Expense)                    (261,222)      10,133
                                                     -----------  -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX                                     (801,552)   1,206,079

INCOME TAX                                                   --       12,972
                                                     -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (801,552)   1,193,107

DISCONTINUED OPERATIONS
  Loss from operations of discontinued segments        (216,142)    (958,111)
  Gain on disposal of discontinued operations           630,557           --
                                                     -----------  -----------
       Total Discontinued Operations                    414,415     (958,111)
                                                     -----------  -----------

NET INCOME (LOSS)                                    $ (387,137)  $  234,996
                                                     ===========  ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
 BASIC
  Continuing operations                              $    (0.12)  $     0.14
                                                     ===========  ===========
  Discontinued operations                            $     0.05   $    (0.12)
                                                     ===========  ===========
     Net income (loss)                               $    (0.06)  $     0.02
                                                     ===========  ===========



See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED OCTOBER 31,


                                                         2002         2001
                                                     -----------  -----------

OPERATING ACTIVITIES
  Net cash provided by (used in)
   operating activities                              $ (669,962)  $   71,720
                                                     -----------  -----------

INVESTING ACTIVITIES
  Investment in restricted deposits                     (50,429)      (4,902)
  Withdrawals of restricted deposits                    153,232           --
  Retirement of assets                                       --       41,797
  Purchase of property and equipment                   (267,531)    (339,442)
  Deposits and other assets                              70,794       48,040
                                                     -----------  -----------
  Net cash used in investing activities                 (93,934)    (254,507)
                                                     -----------  -----------

FINANCING ACTIVITIES
  Repayment of borrowings                               (72,132)     (63,213)
  Proceeds from borrowings                              100,493       68,157
  Redemption of preferred stock                         (50,000)          --
  Dividends                                            (109,201)    (111,188)
                                                     -----------  -----------
  Net cash used in financing activities                (130,840)    (106,244)
                                                     -----------  -----------


NET DECREASE IN CASH                                   (894,736)    (289,031)
CASH AT BEGINNING OF PERIOD                           3,756,113   $2,200,759
                                                     -----------  -----------
CASH AT END OF PERIOD                                $2,861,377   $1,911,728
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

2.  Going Concern

     As shown in the accompanying financial statements, as of October 31, 2002, the Company's total current liabilities exceeded its total current assets by $171,322. These conditions create an uncertainty as to the Company's ability to continue as a going concern. At the present time, management is considering its options to increase its ability to meet current demands on the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue operating, as it currently is, as a going concern.

3.  Divestiture of Internet Wagering

     On June 18, 2002, the Company entered into an Agreement with Euraust Limited ("Euraust"), an Australian company, in which the Company agreed to sell the Mega$ports (ACT) Pty. Ltd. ("Mega$ports") subsidiary to Euraust. Although the sale was consummated on July 1, 2002, and has been recognized by the Australian government (thereby terminating the Company's involvement in the Mega$ports operation), the sale is subject to the approval of the Nevada Gaming Commission. The Company is unable to provide any assurance that such approval will be granted; if the required approval is not granted, the Company estimates its ability to collect its receivable will be reduced to zero.

     In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the operations of Mega$ports (ACT) of the prior period have been reclassified as discontinued operations and other reclassifications were made in the previous quarterly report on Form 10QSB.

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


                                            Three months ended October 31,
                                                  2002         2001
                                                  ----         ----

Income (loss)  from continuing operations     $ (240,061)  $  585,965
Preferred stock dividends                        (36,191)     (37,470)
                                              -----------  -----------
Net income (loss), as adjusted                $ (276,252)  $  548,495
                                              ===========  ===========

Loss from discontinued operations             $      (89)  $ (471,123)
                                              ===========  ===========

Net income (loss)                             $ (240,150)  $  114,842
Preferred stock dividends                        (36,191)     (37,470)
                                              -----------  -----------
Net income (loss), as adjusted                $ (276,341)  $   77,372
                                              ===========  ===========

Basic weighted average shares outstanding      7,836,846    8,076,665
                                              ===========  ===========

Diluted weighted average shares outstanding    8,152,807    8,076,665
                                              ===========  ===========



                                            Nine months ended October 31,
                                                  2002         2001
                                                  ----         ----
Income (loss) from continuing operations      $ (801,552)  $1,193,107
Preferred stock dividends                       (109,201)    (111,188)
                                              -----------  -----------
Net income (loss), as adjusted                $ (910,753)  $1,081,919
                                              ===========  ===========

Gain from discontinued operations             $  414,415   $ (958,111)
                                              ===========  ===========

Net income (loss)                             $ (387,137)  $  234,996
Preferred stock dividends                       (109,201)    (111,188)
                                              -----------  -----------
Net income (loss), as adjusted                $ (496,338)  $  123,808
                                              ===========  ===========

Basic weighted average shares outstanding      7,836,846    8,076,665
                                              ===========  ===========

Diluted weighted average shares outstanding    8,150,891    8,076,665
                                              ===========  ===========



5.  Business Segments

     The Company conducts business with customers through its Wagering and Systems segments. The Wagering segment operated 46 race and sports books throughout Nevada as of October 31, 2002. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the sports betting industry. In the three months ended July 31, 2002, the Keno segment was discontinued and Mega$ports Australia, previously included in the Wagering segment, was sold. Both the Keno and Australia operations are included in discontinued operations.

     Amounts presented below for prior periods have been reclassified to conform to the current period presentation.


                                      Three months ended October 31,
Continuing Operations                      2002            2001
---------------------                      ----            ----
Operating income (loss)
  Wagering                            $    98,574    $   660,948
  Systems                                 113,581        398,935
  SG&A                                   (447,346)      (423,980)
                                      ------------   ------------
                                      $  (235,191)   $   635,903
                                      ============   ============

                                        Nine months ended October 31,
Continuing Operations                      2002            2001
---------------------                      ----            ----
Operating income (loss)
  Wagering                            $   202,831    $ 1,327,105
  Systems                                 477,871      1,109,650
  SG&A                                 (1,221,032)    (1,240,810)
                                      ------------   ------------
                                      $  (540,330)   $ 1,195,945
                                      ============   ============

                                      Three months ended October 31,
Discontinued Operations                    2002            2001
-----------------------                    ----            ----
Operating loss:
  Mega$ports Australia                $      (879)   $  (329,295)
  Keno                                        790       (141,828)
                                      ------------   ------------
                                      $       (89)   $  (471,123)
                                      ============   ============


                                        Nine months ended October 31,
                                           2002            2001
                                           ----            ----
Discontinued Operations
-----------------------
Operating loss:
  Mega$ports Australia                $   626,300    $  (545,913)
  Keno                                   (211,885)      (412,198)
                                      ------------   ------------
                                      $   414,415    $  (958,111)
                                      ============   ============


6.  Litigation

     Michael Racusin:   On November 14, 2002, the U.S. District Court of Nevada,
     ----------------
issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the gross amount of $2,160,000. The Company, however, is contesting the interest Racusin has claimed relating to this judgment. A more complete discussion of this verdict and the interest component is found in the "Legal Proceedings" section of this 10QSB found in Part II under Item 1. The estimated range of possible loss to the Company for interest related to this litigation is from zero to $1,481,216 as of November 20, 2002. The Company had previously estimated and accrued a minimum interest cost of $328,624, which will not be adjusted until the final outcome is known. The anticipated final judgment is material to the Company and, at the present time, management is considering the options available to the Company, including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against Additional Paid-in Capital in this quarter ended October 31, 2002.

     Imagineering Systems, Inc.:   The  Company has been involved in litigation
     ---------------------------
with Imagineering Systems, Inc. since March 1998. In October 2000, a verdict was rendered in favor of Imagineering in the amount of approximately $897,000 (prior to interest). The Company has bonded an appeal, which should be heard by the Nevada Supreme Court within the next 12 months, and believes, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than the judgment.

     Willow:  The  lawsuit between the Company and Willow International Ventures
     -------
regarding the "Mega$ports" trademark was settled on August 28, 2002. In anticipation of the settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. Additionally, as a result of the settlement, the Company wrote-off the Mega$ports trademark in the amount of $252,532 in the quarter ended July 31, 2002.

     Jean Development Co., et.al.: The Company is a defendant in a claim brought
     -----------------------------
by Jean Development Company, Jean Development West and Railroad Pass Investment Group. A more complete discussion of this litigation is found in the "Legal Proceedings" section of this 10QSB found in Part II under Item 1.

     Other:  The  Company  is involved in certain other legal matters arising in
     ------
the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

     The ultimate disposition of certain issues involved in the Racusin and Imagineering matters cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded an allowance for probable losses equal to the lower end of the estimated probable loss range and periodically revises these estimates as known facts and circumstances change.

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

Liquidity and Capital Resources

The Company has negative cash flow exposures due to the litigation judgments against the Company in two law suits referred herein as the Racusin case and the Imagineering case. Final judgment in the Imagineering case, if significantly in excess of the minimum amount estimated and accrued, could have a significant negative impact on our cash balances and cash flows.

On November 14, 2002, the U.S. District Court of Nevada, issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the gross amount of $2,160,000. The Company, however, is contesting the interest Racusin has claimed relating to this judgment. A more complete discussion of this verdict and the interest component is found in the "Legal Proceedings" section of this 10QSB found in Part II under Item 1. The range of possible loss to the Company for interest related to this litigation is from zero to $1,481,216 as of November 20, 2002; the Company had previously accrued $328,624 for interest, which will not be reduced until the final outcome is known. The expected final judgment is material to the viability of the Company and, at the present time, management is considering the options available to the Company, including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against Additional Paid-in Capital in this quarter ended October 31, 2002.

The Company's primary operating strategy for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy's and developing/selling/maintaining race/sports books systems through CBS in order to become more efficient and to cut costs. Our strategy is to expand upon our current base of 46 book locations and sell our new T-3 terminals and related maintenance contracts. The Company also intends to devote resources towards developing a self-service wagering kiosk that we expect to complete in the first quarter of the fiscal year ending January 31, 2004. This new self-service wagering kiosk would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The self-service sports wagering kiosk would allow us to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready in the first quarter of the fiscal year ending January 31, 2004.

In preparation for the kiosk operations projected to begin during the first quarter of fiscal year ending January 31, 2004, AWI Keno, Inc., a subsidiary of the Company, was renamed AWI Manufacturing, Inc. ("AWIM") and Mega$ports, Inc., a subsidiary of CBS, was renamed Contest Sports Systems, Inc. ("CSS"). Kiosk operations will be accounted for under either AWIM or CSS depending on whether the particular kiosk is the gaming or non-gaming version.

The Company will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of sports and race books operated by Leroy's may increase or decrease in the future due to either the closure of unprofitable locations, or host properties, and closures due to other factors beyond our control or the possible opening of new locations with greater potential for profitability. There is no assurance that we will be able to add new locations and/or that any new locations so added will be profitable.

RESULTS OF OPERATIONS

Nine months ended October 31, 2002 and 2001.

Revenues

Revenues for the nine months ended October 31, 2002 decreased $1,786,527 (21.1%) to $6,694,626 from the nine months ended October 31, 2001. The decrease in revenues is attributed to a decrease in Wagering revenues of $923,265 resulting from a lower net win percentage (revenue divided by handle) during the current period; and a decrease of $863,262 in Systems revenues resulting from lower equipment sales for the nine months ended October 31, 2002.

     Wagering Operations
     -------------------
     Revenues from wagering decreased $818,436 (18.8%) to $3,528,368 in the first nine months of 2002 as compared with the same nine-month period in 2001. The decrease in revenue is primarily attributable to a reduction in the net win percentage. The net win percentage was 6.1% for the nine months ended October 31, 2002 compared to 7.5% for the nine months ended October 31, 2001. Pari-mutuel race revenue was $43,142 compared to $104,889 for the nine months ended October 31, 2001. Handle was $57,832,174 for the nine months ending October 31, 2002, $240,834 less than the same nine-month period of 2001. There is no assurance that our handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in further declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

     Systems Operations
     -------------------
     Equipment and software license sales decreased by $890,092 (48.7%) from the same period in 2001 while the gross profit margin decreased from 46.6% in the current period compared to 56.6% in the prior period. Maintenance revenues increased slightly (1.4%) to $2,006,285 from the same period in 2001. CBS equipment sales are low volume, high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring like the maintenance fees, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Operating Costs and Expenses

Comparative operating costs and expenses for the nine months ended October 31, 2002 remained relatively constant at $7,234,956 for the nine months ended October 31, 2002 as compared to $7,285,207 for the nine months ended October 31, 2001. This figure includes an increase of $72,933 in research and development expenses and a $21,699 increase in direct costs and expenses offset by a $24,064 decrease in selling general and administrative costs and a $120,819 decrease in depreciation and amortization primarily due to the decrease in amortization expense from implementing SFAS No. 142,

     Direct Costs and Expenses
     -------------------------
     The increase in the direct costs and expenses for the Wagering segment of $257,834 (8.6%) is primarily due to costs associated with increased location base and the addition of a football contest sponsored by Leroy's for the 2002-2003 Football Season. Direct costs included an $50,486 increase in employee expenses, a $31,202 increase in advertising expense, a $52,934 increase in communication expenses, a $80,938 increase in general supplies and other costs and an additional $85,232 in expenses associated with the football contest. The increases were offset by a $25,903 decrease in costs associated with book and pari-mutuel race and a $17,055 decrease in tax and license due to lower revenues. The decrease in the direct costs and expenses for the Systems segment of $236,135 (14.0%) is primarily due to a $286,905 decrease in cost of goods sold resulting from the decrease in equipment sales offset by a $50,770 (5.7%) increase in costs associated with the maintenance of systems.

     Research and Development
     ------------------------
     For the nine months ended October 31, 2002, Research and Development costs increased $72,933 (11.9%) to $685,478 due primarily to a $76,954 (13.3%)
     increase in employee expenses and expenditures on the self-service kiosk project.

     Selling, General and Administrative
     -----------------------------------
     For  the  nine  months  ended  October  31,  2002,  Selling,  General  and
     Administrative costs decreased $24,064 (1.5%) primarily due to the Company's focus on reducing expenditures.

Operating Loss

The operating loss for the nine months ended October 31, 2002 of $540,330 resulted primarily from the reduction in revenues offset by operating costs and expenses which remained relatively the same for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001.

Discontinued Operations

The discontinued operations gain of $414,415 for the nine months ended October 31, 2002 is attributable to the sale of the Mega$ports (ACT) operation and the closure of the keno operation.

Results  from  discontinued  operations  are  as  follows:


                            Three Months Ended      Nine Months Ended
                                October 31             October 31
                             2002        2001        2002        2001

Net Loss from Operations:
  Mega$ports ACT           $   (879)  $(329,295)  $(163,610)  $(545,194)
  Keno                          790    (141,828)    (52,532)   (412,917)
                           ---------  ----------  ----------  ----------
                                (89)   (471,123)   (216,142)   (958,111)
                           ---------  ----------  ----------  ----------
Gain (loss) on Disposal:
  Mega$ports ACT                 --          --     789,909          --
  Keno                           --          --    (159,352)         --
                           ---------  ----------  ----------  ----------
                                 --          --     630,557          --
                           ---------  ----------  ----------  ----------

                           $(    89)  $(471,123)  $ 414,415   $(958,111)
                           =========  ==========  ==========  ==========


Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

Racusin
-------
On November 14, 2002, the U.S. District Court of Nevada issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the gross amount of $2,160,000. The draft of the final judgment order received on November 20, 2002 from Racusin's legal counsel was in the amount of $3,791,216, which included the gross amount of $2,160,000, a cash award of $150,000 and $1,481,216 interest. The draft of the final judgment allows for the offset of $756,340, representing a gross amount of $666,375 plus interest of $89,965 (the amount previously paid by the Company to Racusin pursuant to the original trial judgment in September, 1997). Upon the advice of legal counsel, the Company is contesting the interest portion of the judgment ($1,481,216) due to the timely payment of the original trial judgment by the Company in September, 1997. The range of possible loss to the Company for interest related to this litigation is from zero to $1,481,216 as of November 20, 2002. The Company had previously accrued $328,624 for interest, which will not be adjusted until the final outcome is known. The anticipated final judgment, is material to the financial viability of the Company and, at the present time, management is considering the options available to the Company including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against Additional Paid-in Capital in this quarter ended October 31, 2002. The Company has been in litigation since 1995 with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable.

Imagineering  Systems,  Inc.
----------------------------
Since 1998, the Company has have been in litigation with Imagineering Systems, Inc. ("ISI"). In October 2000, a verdict was rendered and later a judgment entered in favor of ISI in the amount of approximately $897,000 (prior to interest). The Company is in the process of appealing this judgment to the Nevada Supreme Court and believe, based upon the advice of legal counsel, that the lower end of the probable loss range is substantially less than this judgment.

Mega$ports  (ACT)
-----------------
In December 1999, the Nevada Gaming Control Board filed a complaint against the Company alleging the Company accepted a series of wagers over the Internet from a patron who was physically located in Las Vegas, Nevada and that such action violated of both federal and Nevada law. In July 2000, without admitting or denying the allegations, the Company entered into a settlement with the Nevada Gaming Commission, paid a $10,000 fine and agreed to divest all interests in the Internet wagering operation, Mega$ports (ACT) Pty. Ltd. On July 1, 2002, the Company completed a sale of Mega$ports (ACT) to Euraust Limited ("Euraust"), an Australian company. The sale is subject to final approval by the Nevada Gaming Commission; the Company is unable to provide any assurance that such approval will be granted. In the event that any such required approval is not granted, the Company's ability to collect the remainder of the sales price is extremely doubtful. The Australian Capital Territory government has recognized the sale and, accordingly, the Company is no longer considered a gaming licensee in the Australian Capital Territory.

Willow
------
On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against the Company concerning the "Mega$ports" trademark; the Company subsequently filed numerous counterclaims. On August 28, 2002, Willow and the Company settled both the lawsuit and the counterclaim. In anticipation of the settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. and, as a result of the settlement, the Company wrote off the Mega$ports trademark in the amount of $252,532 in the quarter ended July 31, 2002.

Jean  Development  Company,  et.  al.
-------------------------------------
The Company is a defendant in a claim brought by Jean Development Company, Jean Development West and Railroad Pass Investment Group alleging the nonpayment of fees associated with the operation of the keno game by AWI Keno, Inc. The Company is currently involved in discussions and expects this matter to be settled without material impact on the Company. In the event a settlement cannot be reached, the Company believes the impact of the lawsuit will not have a material effect on our financial position, results of operations or cash flows. AWI Keno, Inc. was subsequently renamed AWI Manufacturing, Inc.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K.

a.)     Exhibits.

Exhibit Number    Description
--------------    -----------
     99.1         Chief Executive Officer's and Chief Financial Officer's
                  Certification under Section 906 of the Sarbanes-Oxley Act of 2002

b.)     Form 8-K.

A report on Form 8-K was filed on November 15, 2002, with respect to an Item 5 matter, the judgment in Racusin Case.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated  December 16, 2002


      /s/ Timothy F. Lockinger
By:   ________________________________________
      Timothy F. Lockinger
      Chief Financial Officer, Secretary and Treasurer
      (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

The  undersigned  chief  executive  officer,  individually,  certifies  that:

1. I have reviewed this quarterly report on Form10-QSB of American Wagering, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Victor Salerno
     ___________________________________
     Victor Salerno, Chief Executive Officer          Date:  December 16, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

The  undersigned  chief  financial  officer,  individually,  certifies  that:

1. I have reviewed this quarterly report on Form10-QSB of American Wagering, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Timothy F. Lockinger
     _____________________________________
     Timothy F. Lockinger, Chief Financial Officer      Date:  December 16, 2002