Form 10KSB
period 2003-01-31
AMERICAN WAGERING INC
filed 2003-04-25
CIK 1005214

______________________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
______________________________________________________________________________

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2003
______________________________________________________________________________

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


                    675 Grier Drive, Las Vegas, Nevada 89119
                    ----------------------------------------
         (Address  of principal  executive  offices)  (Zip  Code)

                            (702)  735-0101
                            ---------------
                      (Issuer's telephone number)


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

The issuer's revenues for the fiscal year ended January 31, 2003 were $11,562,085.

The aggregate market value of the voting and non-voting stock (which consists solely of shares of Common Stock) held by non-affiliates as of April 14, 2003 computed by reference to the average bid and asked price for the registrant's Common Stock as quoted on the NASD Over-The-Counter Bulletin Board on such date, was approximately $940,422.

The number of shares of the issuer's Common Stock outstanding as of April 14, 2003 was 7,836,846.

                                     PART I


Item  1.     Description  of  Business

Primary business formation and operating activities. In August 1995, American Wagering, Inc., a Nevada Corporation (the "Company"), was formed as the holding Company for Leroy's Horse and Sports Place ("Leroy's"). Leroy's was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a statewide network of sports and race wagering facilities in 46 casinos. Leroy's offers a "turn-key" sports and race wagering operation that allows casinos to satisfy their patrons desire for sports and race wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. In October 1996, the Company acquired from Autotote Corporation, all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a stock transfer agreement between the Company and Autotote Corporation. CBS designs, sells, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. The Company paid $3 million in cash to Autotote Corporation and guaranteed CBS' obligation under its mortgage (in the principal amount of approximately $2 million as of such date). The mortgage is on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada, where the Company currently maintains its corporate offices.

Recent material litigation and related business activities. On November 14, 2002, the U.S. District Court of Nevada, issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the gross amount of $2,310,000. The Company, however, is contesting the pre-judgment interest Racusin has claimed relating to this matter. A more complete discussion of this verdict and the interest component is found in the "Legal Proceedings" section of this 10-KSB found in Item 3. The estimated range of possible loss to the Company for interest related to this litigation is from zero to $1,510,126 as of January 31, 2003. The Company had previously estimated and accrued an interest cost of $328,624, which will not be adjusted until the final outcome is known. The anticipated final judgment is material to the Company and, at the present time, management is considering the options available to the Company, including the filing of Chapter 11 bankruptcy. The Company recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the stock award less amounts previously paid by the Company.

The  Company  also  owned  and  operated Mega$ports (ACT) Pty. Ltd. ("Mega$ports
(ACT)") located in Canberra, Australia, an international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the telephone and Internet. On July 27, 2000, the Company settled a complaint filed by the State Gaming Control Board, without admitting or denying the allegations, by agreeing to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). On June 18, 2002 the Company entered into a Share Sale agreement with Euraust Limited ("Euraust"), in which the Company agreed to sell the Mega$ports (ACT) subsidiary to Euraust. On March 20, 2003, the Chairmen of the State Gaming Control Board and Nevada Gaming Commission concluded that a complete divestiture cannot occur so long as there is a continuing obligation from Eurast to pay the Company on its note receivable (valued at $624,600) based on a percentage of handle. The Company has been unsuccessful in its attempts to negotiate a modification or discount for a lump-sum payment with Eurast. As of January 31, 2003, the Company wrote-off as uncollectible the existing note to gain on disposal of discontinued operations.

Other business activities and historical background. The Company owned AWI Keno, Inc. ("AWIK") which designed, installed, operated and maintained computerized keno systems. In July 2002, the Company discontinued its keno operations. In preparation of the release of the self-service race and sports wagering terminals projected to begin in the first quarter of fiscal year 2004, AWIK was renamed AWI Manufacturing, Inc. ("AWIM").

On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"), a systems competitor of CBS, pursuant to an asset purchase agreement between the Company and ACS and settled certain litigations between them. The Company paid ACS $500,000 in cash and $250,000 in the Company's Common Stock for the assets, including software and restrictions on ACS and its shareholder not to compete or solicit the Company's customers. The Company's two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") were the designated acquirer of the sports wagering software and hotel systems software, respectively and assumed certain contractual obligations of ACS, including all customer contracts. The Company initially owned 80% of AWISSI and 51% of AWIHSI and the sole shareholder of ACS owned the remaining interests. On June 8, 2000, the Company terminated a systems consulting agreement and sold the assets of AWIHSI to the sole owner of ACS in exchange for ACS's 49% and 20% interests in AWISSI and AWIHSI.

In November 1999, the Company formed Secured Telephone Operating Platform, LLC ("STOP"), which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects the call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada. Currently, the STOP system is being used by one casino.

Las  Vegas  Area  Market

The Company's primary market for sports and race book operations is the Las Vegas Valley and surrounding areas (hereinafter, "Las Vegas Area"). At December 31, 2002, the Las Vegas Area included 103 sports books and 81 race books. Leroy's currently operates 21 of its 46 sports books in the Las Vegas Area. The Las Vegas Area attracts both local residents and Las Vegas visitors. The Las Vegas population was approximately 1.5 million in 2002. Las Vegas is Nevada's principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas in 2002 was approximately 35.1 million. Las Vegas' principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation's most popular convention sites, having hosted conventions in 2002 that were attended by more than 5.1 million people who, it is estimated, spent $5.9 billion, excluding gaming activity.


From 1989 to 2001, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 123.5%, from approximately $3.4 billion in 1989 to approximately $7.6 billion in 2001. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno  Area  Market

The Reno gaming market and surrounding areas (the "Reno Area") is home to 5 Leroy's sports and race books. Reno is the second largest city in Nevada with a population of approximately 359,000 for 2002. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous summer and winter recreational activities.

Sports  Wagering

Sports wagering is legal in the State of Nevada and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada's race and sports books increased from approximately $290 million in 1980 to $1.9 billion in 2002. During that same period, the number of sports books in Nevada increased from 24 to 160. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is increased excitement, which, the Company believes, leads to more interest in sports betting.

A sports wagering facility, or "sports book," is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer's odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the book-making operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from customer play against a statistical advantage that the gambling operator (the "House") possesses, or in pari-mutuel wagering, used by major North American Horse

Racing Tracks and jai alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

This fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and customers. A bookmaker collects bets, adjusts odds to account for the preferences of their patrons and pay the winners and, if the book is balanced, for each type of sports bet the House has a "theoretical advantage". For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book were evenly balanced, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

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

The game limit is established by the sports book based upon the "earn" in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the "theoretical hold percentage"), the quality of the line, and the customer mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated customers who know as much as, or more than, the oddsmaker, the limit will be relatively low. The Company believes that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated customers. Accordingly, the sports books expected earn on such an event would be higher and would justify a higher game limit.

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book". Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need and operates 46 sports books in major metropolitan areas in Nevada (21 are in the Las Vegas Area, 5 in the Reno/Sparks Area, 20 throughout the State of Nevada, including Laughlin, Jean, Carson City, Crystal Bay, Mesquite, Elko, Gardnerville, Hawthorne, Sun Valley, Spring Creek, Verdi, Wendover, Winnemucca, Pahrump, etc.). The locations include the Riviera Hotel/Casino, Tropicana Resort/Casino, and Four Queens Hotel/ Casino in the Las Vegas Area and Fitzgerald's Casino, Carson Nugget Casino, and Rail City Casino in the Reno Area. Under Nevada gaming law, Leroy's is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees. The remaining sports books in the state are operated primarily by the casinos in which they reside.

When Leroy's began operations in 1978, it was one of only 7 sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy's encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelable by either party on 30 to 90 days notice, and some have incentive (or participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet. The ticket is then distributed to the customer with Leroy's simultaneously recording the wager. Personnel at Leroy's main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy's locations.

The Company believes that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada and are limited to $2,200 per day per customer (unless a higher limit for a specific customer is approved by the State Gaming Control Board). The Company believes that geographical dispersion across the State of Nevada is more likely to attract bets from customers more evenly on both sides of a line, thereby further limiting its risk.

Professional and college football games currently comprise about 40% of the amount bet at the Leroy's locations with professional and college basketball games comprising about 29%. Professional baseball is next at about 23%. Historically, Leroy's business has been seasonal in nature with approximately 56% of its handle arising during the months of September through January. Leroy's wagering handle for the September 2002 to January 2003 season consisted primarily of football with approximately 64%, basketball with approximately 19% and baseball with approximately 8%. Hockey and boxing comprise the majority of the balance. Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. Leroy's only offers race wagering for a few major events, such as the Triple Crown and the Breeders Cup. Leroy's currently offers pari-mutuel race wagering at it's locations in the Sahara Hotel and Casino and in the Silverton Hotel and Gambling Hall in Las Vegas. Leroy's' operates a daily race book with wagers merged into the on-track pari-mutuel pools at these two locations.

With the popularity and accessibility of personal computers, bettors now have an additional medium from which to wager on sporting events. While online sports betting has existed for approximately 20 years, few people had access to a computer or the Internet. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will enhance the continued growth of the sports betting industry in general but may have an adverse impact upon the Company's live wagering facilities in the state of Nevada. At this time, the Company cannot predict what impact, if any, the growth of online wagering may have on the Company's overall handle (total amount wagered).

Pari-mutuel  Wagering

Race - In December 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its' locations. Leroy's, in association with a disseminator, offers pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York. The Company currently offers pari-mutuel race at two of its locations.

Sports - From June 1997 through March 2000, the Company test marketed pari-mutuel sports wagering at its Nevada books and at approximately 18 other books throughout the State. The Company's subsidiary, Mega$ports, Inc., acquired, developed, and marketed the technology. Lack of patron acceptance resulted in the Company's decision to discontinue the betting alternative and let its Nevada gaming license expire in July 2000. In preparation of the non-gaming kiosk operations projected to begin in fiscal year 2004, Mega$ports, Inc. was renamed Contest Sports Systems, Inc. ("CSS").

Systems  Operations

CBS is a technology-driven company that designs, installs and maintains computerized sports and race wagering systems. CBS is the leading race and sports wagering systems supplier in the State of Nevada and provides either wagering systems and/or services to the majority all of the sports and race books in Nevada that are not operated by the Company's Leroy's subsidiary. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues mainly consist of race and sports wagering equipment sales and the related maintenance contract revenues. CBS sells its race and sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system. The Company also owns and supports an alternative product, AWISSI's Nevada Sports Wagering software.

STOP designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects a call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada and is currently operating in one casino.

Keno  Operations

AWIK was formed during the second quarter of fiscal 1999. In July, 2002, the Company discontinued its keno operations. In preparation of the release of the self-service race and sports wagering terminals projected to begin in the first quarter of fiscal year 2004, AWI Keno was renamed AWI Manufacturing, Inc. ("AWIM").

Discontinued  Operations

Discontinued operations includes the sale of Mega$ports (ACT) Pty. Ltd. and the closure of the keno operations.

Operating  Strategy

The Company's primary operating strategies for the foreseeable future are to focus on its core businesses, operating race and sports books in Nevada and developing, selling and maintaining related systems, becoming more efficient and cutting costs. In Nevada, the Company's strategy is to expand upon its current base of books. The Company is also developing a new self-service sports wagering terminal which it expects to complete in the first quarter of fiscal 2004. This new terminal would allow patrons to place wagers on their own without the assistance of employees. Patrons will be able to wager 24 hours a day on all available events. The self-service sports wagering terminal would allow the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. Additionally, the Company is developing a nongaming version of the self-service terminal which it expects to complete in fiscal year end 2004. The Company has implemented and is also initiating other cost cutting measures.

Proposed  Government  Regulation

The Company intends to continue to present casinos with a "turn key" sports book operation that allows the casino to satisfy their patron's desires for race and sports gaming without bearing the risk and overhead associated with operating the book themselves. Leroy's anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. In the past, the U.S. Congress has submitted bills which, if passed, would prohibit wagering on the Olympics and on high school and college games. Leroy's currently accepts wagers on college games and estimates that such wagering represents approximately 29% of its revenues. Passage of any such legislation would have a significant negative impact on the Company's operations.

Regulation  and  Licensing

The ownership and operation of race and sports books in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company's gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Commission"), the State Gaming Control Board (the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and other local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such other local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities".

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

The Company has been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy's is licensed by the Nevada Gaming Authorities as the owner/operator of 46 non-restricted race and/or sports book licenses; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

The Company is registered in Nevada as a publicly traded corporation and, as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's and/or AWIM (as non-public entities) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. The Company, Leroy's, CBS and AWIM have received from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship, or involvement with the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. The officers and directors of the Company and its subsidiaries have been found suitable by the Nevada Gaming Authorities.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the companies involved would be required to sever all relationships with such a person. Additionally, the Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that the Nevada Act was violated by the Company or its subsidiaries, the gaming licenses or registration held by the Company and it subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. However, at the discretion of the Commission, the Company and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the Company's gaming operations.

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

The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor," the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission, or the Chairman of the Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Subsidiaries, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Any person required by the Commission to be found suitable but who is found unsuitable shall be guilty of a criminal offense if he holds, directly or indirectly, the beneficial ownership of the voting or debt securities beyond the time prescribed by the Commission.

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


The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Company's board of directors in response to a tender offer made directly to the registered Company's stockholders for the purposes of acquiring control of the registered corporation.

License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees respective operations are conducted. Depending upon the particular fee or tax involved, these fees indicate taxes are payable either monthly, quarterly, semi-annually or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated. Nevada licensees that hold a license as an operator of a slot route, or a manufacturers or distributors license, also pay certain fees and taxes to the State of Nevada.

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

Pursuant to the Professional and Amateur Sports Protection Act (hereinafter referred to as the "Sports Protection Act"), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Sports Protection Act. Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed Sports Book in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the "Wire Act") also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

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

The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If any such bill were to become law, the Company's ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted.

Competition

There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy's faces competition from all other sports and race wagering operations throughout Nevada. There are currently 160 sports books in Nevada, of which the Company owns and operates 46. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than the Company's locations and some casinos operate sports books at other casinos. CBS faces competition from the larger casinos as well as keeping up with the rapidly growing field of technology. There also is a possibility of another systems provider moving to Nevada.

Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company's operations compete, to varying degrees, with gaming operations in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming. While the Nevada market is continuing to offer expanded tourist attractions, there can be no assurance that this market will be able to sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations provide competition to the Company and its primary market and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

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

Employees

The Company and its subsidiaries had approximately 208 full and part-time domestic employees at January 31, 2003 with 152 employed by Leroy's, 44 employed by CBS and 12 employed by the Company. No employees of the Company and its subsidiaries are currently represented by a labor union. The Company and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Item  2.     Description  of  Property

The Company's corporate offices, central computer operations and systems operations are located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company's subsidiary, CBS. CBS is a debtor under a mortgage loan on the building of which approximately $1.7 million is outstanding as of January 31, 2003. The loan, which accrues interest of 8% annually, is due in full in September 2015 and is secured by a deed of trust, assignment of leases and rents in favor of the lender. The Company has guaranteed CBS obligations under this loan.

Leroy's operates 46 sports books subject to lease agreements in major metropolitan areas in Nevada. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 10 years and typically provide for automatic extensions and termination by either party with a 90-day notice. Total rental expense under the leases was approximately $456,000 and $417,000 for the years ended January 31, 2003 and 2002, respectively.

Item  3.     Legal  Proceedings

Racusin

On November 14, 2002, the U.S. District Court of Nevada issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the gross amount of $2,310,000. The draft of the final judgment order received on November 20, 2002 from Racusin's legal counsel was in the amount of $3,791,216, which included interest in the amount of $1,481,216 (as of November 20, 2002). The draft of the final judgment allows for an offset of $756,340 (the amount previously paid by the Company to Racusin pursuant to the original trial judgment in September 1997). Upon the advice of legal counsel, the Company is contesting the interest portion of the judgment ($1,481,216) due to the timely payment of the original trial judgment by the Company in September 1997. The range of possible loss to the Company for interest related to this litigation is from $0 to $1,510,126 as of January 31, 2003. The Company had previously accrued $328,624 for interest, which will not be adjusted until the final outcome is known.

The post-trial issues have been fully briefed and are awaiting a decision by the trial judge which is expected within the next six months. No opinion can be expressed as to the likelihood of the outcome on the pre/post judgment interest issue. It is also possible that the decision on the post-trial issues may result in an appeal or other legal actions; such appeal or other legal action, if commenced, could extend this matter for an additional three to five years.

The anticipated final judgment is material to the financial viability of the Company and, at the present time, management is considering the options available to the Company, including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the stock award less amounts previously paid by the Company. The Company has been in litigation since 1995 with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable.

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

On October 17, 2000, a trial by jury was held and, on October 30, 2000, the jury rendered a verdict in favor of ISI in the amount of $397,500 plus interest for breach of contract and $1,000,000 plus interest for breach of implied covenant of good faith and fair dealing. The Company immediately brought a post-trial motion asking the court to: (1) disregard the jury verdict; (2) order a new trial; or (3) reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which: (a) refused to set aside the jury's award of $397,500 on the breach of contract claim; and (b) granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing unless ISI agreed to a reduction from $1,000,000 to $500,000, which they did. As a result of the Court's decision and ISI's actions, the award to ISI was effectively reduced from $1,397,500 plus interest to $897,500 plus interest. Any potential damage award would not be covered by insurance.

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

The Nevada Supreme Court heard oral arguments from the parties regarding this matter on April 16, 2003; a written opinion resulting from the oral arguments is expected within the next three to nine months. No opinion can be expressed as to the outcome. The potential range of loss in this matter would be from $0 to $1,397,500, plus any statutory interest. It is also possible that the appeal may result in a new trial on the issue of damages which could extend the potential outcome of this matter for an additional three to five years.

Based upon the advice of counsel, the Company has accrued $213,000 plus interest (net of $76,503 plus interest) with respect to this litigation.

Internet  Operations  Investigation

On July 27, 2000, the Nevada Gaming Commission approved a settlement of a complaint against the Company filed by the State Gaming Control Board. Without admitting or denying the allegations contained in the complaint, the Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to the Mega$ports (ACT) Pty. Ltd. subsidiary.

On July 1, 2002, the Company completed a sale of Mega$ports (ACT) to Euraust Limited ("Euraust"), an Australian company. On March 20, 2003, the Chairmen of the State Gaming Control Board and Nevada Gaming Commission concluded that a complete divestiture cannot occur so long as there is a continuing obligation from Eurast to pay the Company on its note (valued at $624,600) based on a percentage of handle. The Company has been unsuccessful in its attempts to negotiate a modification or discount for a lump-sum payment with Eurast. Accordingly, as of January 31, 2003, the Company wrote off as uncollectible the existing note to gain on disposal of discontinued operations.

Willow  International  Ventures  Corporation

On October 9, 2001, Willow International Ventures Corporation ("Willow") filed a civil complaint against the Company claiming, among other things: (1) the Company's federally trademarked name "Mega$ports" (used in the United States and Australia) is invalid; (2) Willow's ownership of the Internet domain "www.megasports.com"; (3) public confusion regarding the similarity of names;
(4) unfair competitive practices by the Company; (5) false and misleading use of the trademark "Mega$ports" by the Company; (6) violation of the Lanham Act by the Company; and (7) damages in excess of $75,000 (the exact amount to be determined at trial). On November 20, 2001, the Company filed an Answer and Counterclaim to the civil complaint brought by Willow denying the allegations made therein and seeking injunctive relief and the recovery of actual and treble damages, Willow's profits, costs, attorneys' fees and other relief.

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

Other

The Company or any subsidiary is not a party to any other material pending legal proceeding nor, to the Company's knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance, which it considers adequate for the size of the Company and the nature of its business. Except as otherwise noted, management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
None.

                                     PART II


Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters

The Company's Common Stock had been reported by the NASDAQ National Market System under the symbol "BETM" since 1996. Effective August 4, 2000 the Company's securities began trading on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the periods indicated as reported by the NASD OTCBB.




             Fiscal Year Ending January 31, 2003
---------------------------------------------------
Quarter Ended                          High $ Low $
---------------------------------------------------
April 30, 2002                         0.48   0.28
July 31, 2002                          0.75   0.29
October 31, 2002                       0.43   0.13
January 31, 2003                       0.28   0.11

             Fiscal Year Ending January 31, 2002
---------------------------------------------------

Quarter Ended                        High $  Low $
---------------------------------------------------
April 30, 2001                         0.60   0.33
July 31, 2001                          0.50   0.25
October 31, 2001                       0.50   0.25
January 31, 2002                       0.50   0.20




The approximate number of record holders of shares of the Common Stock of the Company outstanding as of April 18, 2003, was 45. No cash dividends have been declared or paid on the Company's Common Stock.

Item  6.     Management's  Discussion  and  analysis  or  plan  of  operation.

The Company's primary operating strategy for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy's, developing/selling/maintaining race/sports books systems through CBS, and leasing self-service wagering kiosks through AWIM. The self-service sports wagering kiosk would allow us to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready in the fiscal year ending January 31, 2004.

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

The Company will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of sports and race books operated by Leroy's may increase or decrease in the future due to the closure of unprofitable locations, or host properties, and closures due to other factors beyond our control or the possible opening of new locations with greater potential for profitability. There is no assurance that we will be able to add new locations and/or that any new locations so added will be profitable.

Management's Discussion and Analysis of analysis of financial condition and results of operations.

Fiscal year ended January 31, 2003, compared to the fiscal year ended January 31, 2002

Revenues for the fiscal year 2003 decreased $444,324 (3.7%) to $11,562,085 from revenues of fiscal 2002. The decrease is primarily due to a $468,905 (19.7%) decrease in nonrecurring equipment sales in the systems segment

(which tend to vary significantly from year-to-year based upon the needs of the industry). The operating income of $796,414 for 2003 was $1,138,289 less than 2002 as a result of costs associated with developing the new self-service terminal, increased cost of litigation, and an adjustment to reinstate previously earned vacation benefits of certain officers that had been capped.

Wagering  Operations

Revenues from wagering remained relatively constant between fiscal years. Handle was $89,303,884 in 2003, an increase of $3,129,050 (3.6%). The Company's net win percentage was 7.5% in fiscal year 2003 compared to 7.8% in fiscal year 2002.

The increase in wagering handle is attributable to an increase in the number of wagering locations and the inclusion of two professional football championship games in fiscal year 2003; one in February, 2002 and one in January, 2003. An increase or decrease in handle, however, is not necessarily indicative of an increase or decrease in revenues or profits. There is no assurance that the Company's handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond the Company's control may result in declines in handle.

The number of sports and race book locations owned and operated by Leroy's increased by 5 (12.2%) to 46 at January 31, 2003. The Company intends to continue to open new locations that management expects to operate profitably and to continue its review of existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of sports and race books operated by the Company will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond the Company's control. There is no assurance that the Company will be able to add new locations and/or that any new locations so added will be profitable.

Wagering operating costs increased $519,408 (11.2%) to $5,158,093 primarily due to an increase in direct costs. Direct costs increased $565,927 (13.5%) due to costs associated with operating the new locations ($298,382), costs incurred for the football contest ($105,000) sponsored during the 2002-2003 professional football season, and an overall increase in operating the existing locations, including employee related expenses ($162,545). The significant increases associated with the operation of new locations were taxes ($79,763), cost of race operations ($60,884), rents ($43,818), communications ($24,987), and location set-up and maintenance ($28,839). Selling, general and administrative expenses increased $5,324 (2.5%) due to employee related expenses. Offsetting the increases in direct costs and selling, general and administrative expenses was a $51,843 (23.7%) decrease in depreciation expense.

Systems  Operations

Revenues from Systems decreased $451,352 (8.5%) to $4,850,621. The decrease was primarily attributed to a decrease in equipment and software license sales of $468,905 (19.7%) in 2003. The Company's gross profit margin increased 15.9% to 49.8% as a result of decreased component costs. Maintenance revenues increased $31,779 (1.2%) to $2,686,660 in 2003 and related maintenance expenses increased $38,571 (2.9%) to $1,309,927. CBS equipment sales are low volume high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Direct  Costs

Total direct costs for wagering and systems operations of $7,021,365 for 2003 increased $516,255 (7.9%) from 2002 as a result of the matters discussed above.

Research  and  Development  Costs

Research and development costs of $933,514 for the fiscal year ended January 31, 2003, increased by $77,534 (9.1%) from research and development costs of $855,980 for the fiscal year ended January 31, 2002 primarily driven by an $84,656 (10.4%) increase in employee related expenses.

Selling,  General  and  Administrative  Costs

Selling, general and administrative costs of $2,397,903 for 2003 increased by $250,962 (11.7%) from 2002 primarily as a result of an increase of employee related expenses of $451,406 or 45.8% offset by a decrease in legal and outside services of $323,988 or 40.9%. The employee related expenses included a one-time charge of approximately $250,000 to reinstate previously earned vacation benefits of certain officers that had been capped.

Depreciation  and  Amortization

Depreciation and amortization was $412,889 for 2003, compared to $563,675 for 2002 primarily due the reduction in amortization expense due to SFAS 142.

Interest  Expense

Interest expense of $156,365 for fiscal year ended 2003 decreased $4,722 (2.9%). The decrease is principally due to the reduced interest paid on the principal balance on the building mortgage.

Discontinued  Operations

Discontinued operations reported in fiscal 2002 were presented in accordance with the requirements of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In fiscal 2003, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and has reported disposal activities indicated in fiscal 2003 and 2003 in accordance therewith

The discontinued operations loss, net of income taxes, of $207,998 for the fiscal year ended 2003 is attributable to the sale of the Mega$ports (ACT) operation and the closure of the keno operation.

Current  Year  Earnings

The Company's "Consolidated Statements of Operations for the years ended January 31, 2003 and 2002" (see attached financial statements) indicates Net Income in the amount of $423,564 for the year ended January 31, 2003 as compared to $914,654 for the year ended January 31, 2002. Net income, excluding the effects of operating income described in the preceding sections, was reduced by losses from discontinued operations of $207,998 and a write-down of the Mega$ports trademark in the amount of $252,532 due to a litigation settlement.

Liquidity  and  Capital  Resources

The Company has negative cash flow exposures due to the litigation judgments against the Company in two lawsuits referred herein as the Racusin case and the Imagineering case. Final judgment in the Imagineering and Racusin cases, if significantly in excess of the minimum amount estimated and accrued, could have a significant negative impact on our cash balances and cash flows.

On November 14, 2002, the U.S. District Court of Nevada, issued a verdict in favor of Michael Racusin ("Racusin") and against the Company in the amount of $2,310,000 before interest. The Company, however, is contesting the interest Racusin has claimed relating to this judgment. A more complete discussion of this verdict and the interest component is found in the "Legal Proceedings" section of this 10KSB found under Item 3. The range of possible loss to the Company for interest related to this litigation is from zero to $1,510,126 as of January 31, 2003; the Company had previously accrued $328,624 for interest, which will not be reduced until the final outcome is known. The expected final judgment is material to the viability of the Company and, at the present time, management is considering the options available to the Company, including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the stock award less amounts previously paid by the Company.

On December 31, 2002, the Company was notified that their bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003 due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the regulation requirements, the Company set aside $1,000,000 in a three-month revolving certificate of deposit on February 25, 2003 which will be marked as restricted cash.

The Company is involved in various litigation matters that could result in losses sufficient to threaten the financial viability of the company. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. For these reasons our independent auditors, Piercy, Bowler, Taylor and Kern, have indicated in their report dated April 8, 2003, that they have substantial doubt as to the Company's ability to continue as a going concern. The Company plans to accumulate cash liquidity in fiscal 2004 to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company has possible negative cash flow exposures due to potential litigation judgments (chiefly Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"). Final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company's existing cash balances and anticipated cash flows. Final judgments in connection with these matters could be determined within the next twelve months At the present time, management is considering the options available to the Company, including the filing of Chapter 11.

Critical  Accounting  Policies  and  Practices

Wagering Revenue. The Company recognizes revenue from wagering when the event is completed and the winner or loser of the bet is known. The revenue recognized on each event is the net of the handle (amount bet on the event) less the paid outs to the customer on the customer's winning tickets. The amount bet on an event is not indicative of the win or loss.

Systems Equipment Contract Sales. The Company recognizes revenue on its systems sales when the installation is complete. The contract generally requires a deposit upon signing which is recorded as a deposit until the installation is complete.

Systems Maintenance Revenue. The Company maintains the systems it sells and charges a monthly maintenance fee by contract to its customers. The maintenance revenue is recorded in the month it is billed per the contract terms.

Contractual  Obligations  and  Commercial  Commitments



                    2004      2005      2006      2007      2008
                  -------------------------------------------------
Long-term debt    $114,669  $125,635  $113,921  $117,591  $110,559

Operating leases   520,970   497,974   485,979   469,998   469,998
                  -------------------------------------------------

Total             $635,639  $623,609  $599,900  $587,589  $580,557
                  =================================================




Long term debt includes the mortgage on the building and loans for automobiles. Included in the operating leases are rents payable at the Leroy's operating locations, an automobile, and copy machines. Rent at the Leroy's locations includes the base rent due per the contract terms. The rental leases also include one location in which the rent is calculated based on a formula relating to the activity of the location. The rent to be paid for that location was estimated for the purpose of this schedule.

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


Cautionary  Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important risk factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially form those anticipated in the forward-looking statements made in this document and elsewhere by or on behalf of the Company.

Strict Regulation by Gaming Authorities. The ownership and operation of race and sports books in Nevada are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own, distribute and operate race and sports book equipment. Failure of the Company or any if its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company's ability to operate. Expansion of the Company's activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

Competition. There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Additionally, CBS faces competition from other larger casinos as well as keeping up with the rapidly growing field of technology. There is also the possibility of another systems provider moving to Nevada. Significant competition encountered by the Company may have a materially adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Demand for the Company's Products and Services. The Company believes its ability to increase revenue, cash flow and profitability will depend, in part, upon continued market acceptance of the Company's products and services. There can be no assurance that the market acceptance of the Company's products and services will continue. Changes in market conditions in the gaming industry and financial condition of host locations or customers could limit or diminish market acceptance of these products and services. Any interruption in professional or college football and/or professional or college basketball games would adversely affect the Company.

Legislation. The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities if the transmission is not legal in the state in which the transmission either originates or is received. In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events. There is no guarantee that Congress will not pass a bill which would adversely effect the operations of the Company.

Dependence on Current Management. The Company's success is largely dependent on the efforts of Victor Salerno, its Chief Executive Officer. Although the Company maintains a "key person" life insurance policy and has an employment agreement with Mr. Salerno, the loss of Mr. Salerno's services could have materially adverse effect on the Company's business.

Potential Fluctuations in Results. The Company's quarterly results have historically fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installation for CBS equipment sales. Thus the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Litigation. The Company is involved in two lawsuits (see "Legal Proceedings") of which the outcome could have a material adverse effect on the operations of the Company, including the possibility of bankruptcy.

Item  7.     Financial  Statements

REPORT  OF  INDEPENDENT  AUDITORS                                         26

CONSOLIDATED  BALANCE  SHEETS                                             27

CONSOLIDATED  STATEMENTS  OF  OPERATIONS                                  28

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY                       29

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                                 30

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                            31

Item  8.       Changes  in  Registrant's  Certifying  Accountants

The Company had no changes in, or disagreements with, its auditors on accounting or financial disclosures during the reported fiscal year.

                                    PART III

Item  9.       Directors,  Executive  Officers,  Promoters and Control Persons;
Compliance  with  Section  16(a)  of  the  Exchange  Act

The  directors  and  executive  officers  of  the  Company  are  as  follows:


Name                                   Age                Position
--------------------------------------------------------------------------------------------
Victor J. Salerno                      58           President, Chief Executive Officer,
                                                    Chief Operating Officer, and Director

Timothy F. Lockinger                   42           Chief Financial Officer,
                                                    Secretary, Treasurer, and
                                                    Director

W. Larry Swecker                       58           Director


Judy Salerno                           51           Director


Robert D. Ciunci                       56           Director




Victor J. Salerno has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Salerno has been the President, Chief Executive Officer and a Director of Leroy's since September, 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by the Company and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

Timothy F. Lockinger was named Chief Financial Officer, Secretary, Treasurer and Director of the Company in January, 2001. Mr. Lockinger has served the Company in various consulting practices since 1989 and, most recently, joined the Company on a full-time basis in August, 1997 as a manager of Mega$ports and Leroy's. Mr. Lockinger was Director of Regulatory Compliance for Casino Data Systems, Chief Financial Officer for Si Redd at International Technical Systems, and a Senior Agent with the Nevada Gaming Control Board's Audit Division and has operated his own consulting/accounting firm.

W. Larry Swecker became a Director of the Company in April, 2000. Mr. Swecker, a Certified Public Accountant, has been President of Swecker & Company. Ltd., Certified Public Accountants, since January 1979. Prior to that he was a partner in the firm of Keltner Milam & Company, Certified Public Accountants, from 1975 to 1979. Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975. He has a Bachelor of Science in Business Administration from the University of Nevada Reno. Mr. Swecker is a member of the Audit, Compensation, and Compliance Committees of the Board of Directors.

Judy Salerno became a Director of the Company in January, 2001. Ms. Salerno is the daughter of Leroy Merillat, the founder of Leroy's Horse & Sports Place and was formerly married to Victor Salerno. Ms. Salerno is a private investor with numerous holdings and has been a homemaker for the past five years.

Robert D. Ciunci has been a director of the Company since August 1, 1995, and currently is at Autotote Corporation. Until January, 2001, Mr. Ciunci served as Chief Operating Officer, Chief Financial Officer and Secretary and Treasurer of the Company. From 1981 to June 1995, he was employed by Autotote Corporation, a Company that provides computerized wagering systems to racetracks and off-track race wagering establishments, as its Vice President Finance, Secretary and Treasurer. He holds a Masters Degree in business administration and is a Certified Public Accountant.

Item  10.  Executive  Compensation

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the year ended January 31
(these  individuals  may  be  referred  to  as  "named  executive  officers"):


                       SUMMARY  COMPENSATION  TABLE
                       ----------------------------
                                                                               Long-Term
                                                                              Compensation
                                                                                 Awards
                                               Fiscal Annual Compensation      Underlying
                      Principal                Year   --------------------     Options
Name                  Position                 Ended  Salary    Bonus ($)        (1)
-----------------------------------------------------------------------------------------
Victor J. Salerno    Chief Executive Officer   2003  $240,000     $45,498
                                               2002  $200,000     $45,733       30,000
                                               2001  $200,000     $23,201            0

Timothy F. Lockinger Chief Financial Officer   2003  $120,000     $18,383       15,000
                                               2002  $100,000     $10,147       15,000
                                               2001       N/A         N/A          N/A

Robert D. Ciunci     Former Chief Financial    2003       N/A         N/A          N/A
                     Officer                   2002  $150,000           0            0
                                               2001  $150,000           0            0




The following table sets forth the number of exercisable and un-exercisable options as of January 31, 2003, and the value of such options for the Chief Executive Officer and the named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES


            AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR
                  AND  FISCAL  YEAR-END  OPTIONS  VALUES

                                 Number of      % of
                                 Securities     Total Options
                                 Underlying     Granted to
                                 Options        Employees in         Exercise or    Expiration
Name                             Granted        Fiscal Year          Base price     Date
-------------------------------------------------------------------------------------------------------
Victor J. Salerno               30,000              8.4%                    $0.70          8/8/2006
Timothy F. Lockinger            15,000              4.2%                    $0.70          8/8/2006







                                             Number of
                                             Securities
                                             Underlying       Value of
                                             Unexercised      Unexercised
                   No.                       Options          In The Money
                   of                        At Fiscal        Options at
                   Shares                    year end         Fiscal Year End
                   Acquired or    Value      Exercisable/     ($)Exercisable/
Name               Exercised      Realized($)Un-exercisable   Un-exercisable
----               -------------  --------   --------------   --------------
Victor J. Salerno      0          $ 0         30,000/0        $0/$0
Timothy F. Lockinger   0          $ 0         15,000/0        $0/$0



Compensation  of  Directors

Directors who are not employees or consultants of the Company receive a fee of $1,000 per month plus travel expenses. Committee Chairman receive an additional $500 per month for each committee chaired.

During the fiscal year ended January 31, 2003, pursuant to the Company's Directors Stock Option Plan, options to purchase 400 shares of the Company's Common Stock at an exercise price of $0.12 per share were granted to Mr. Swecker a Director of the Company. These options become fully exercisable on January 31, 2004 and expire on January 31, 2013. During the fiscal year ended January 31, 2002, pursuant to the same plan, options to purchase 400 shares of the Company's Common Stock at an exercise price of $0.35 per share were granted to Mr. Swecker, these options become fully exercisable on January 31, 2003 and expire on January 31, 2012.

Employment  Agreements

On June 28, 2002, and effective as of July 1, 2002, the Company entered into employment agreements with Victor Salerno and Timothy Lockinger.

Mr. Salerno's agreement has a 5-year initial term and automatically renews for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. Mr. Lockinger's agreement has a 3-year initial term and automatically renews for additional 3-year terms unless either party gives the other party 180-days written notice to terminate.

Pursuant to the terms of his employment agreement, Mr. Salerno is employed as the Chief Executive Officer, Chief Operating Officer, President and Director of the Company and as President and Director of each of the Company's subsidiaries. In addition, Mr. Salerno is entitled to receive a performance bonus each year equal to five percent (5%) of the Company's pre-tax earnings (as defined in the employment agreement) for the prior fiscal year. In the event the employment agreement is terminated by the Company in violation thereof, the Company has agreed to pay, as termination benefits to Mr. Salerno, a continuation of his base salary, performance bonus, and all other benefits under the employment agreement for a period of 5 years. Mr. Salerno is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

Pursuant to the terms of his employment agreement, Mr. Lockinger is employed as the Chief Financial Officer, Secretary, Treasurer and Director of the Company and as Secretary, Treasurer and Director of each of the Company's subsidiaries. In addition, Mr. Lockinger is entitled to receive a performance bonus each year equal to two percent (2%) of the Company's pre-tax earnings (as defined in the employment agreement) for the prior fiscal year. In the event the employment agreement is terminated by the Company in violation thereof, the Company has agreed to pay, as termination benefits to Mr. Lockinger, a continuation of his base salary, performance bonus, and all other benefits under the employment agreement for a period of 3 years. Mr. Lockinger is entitled to participate in the Company's benefit plans available to the Company's officers and employees generally.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 18, 2003, the number and percentage of shares of Common Stock, which according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2003, such as upon the exercise of options or warrants. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

                                                Number
Name                                            of Shares  Percentage
---------------------------------------------------------------------
Victor J. Salerno                                  2,164,600  27.6%
Judy Salerno                                       1,447,600  18.5%
Robert Barengo                                       525,800   6.7%
Robert D. Ciunci                                     108,000   1.4%
Timothy F. Lockinger                                  22,500   0.3%
W. Larry Swecker                                      20,800   0.3%
                                                  ------------------

All directors and executive officers
 as a group (6 persons)                            4,289,300  54.7%
                                                  ==================

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons may have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.



                        Number   Transactions      Known Failures
Name and                of Late  Not               to File a
Principal Position      Reports  Timely Reported   Required Form
----------------------------------------------------------------
Victor Salerno
CEO and Director      None           None             None

Timothy F. Lockinger
CFO and Director      None           None             None

W. Larry Swecker
Director              None           None             None

Judith Salerno
Director              None           None             None

Robert D. Ciunci
Director              Unknown        Unknown          Unknown

Robert Barengo
Shareholder           None           None             None





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

On December 9, 1998, the Company redeemed shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998, and have been payable monthly on the first of each month since 1999 by an amendment by the Board of Directors. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. A management shareholder has foregone his redemption rights for an indefinite period and the affected shares have been reclassified to redeemable preferred stocks. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law. During fiscal year ending January 31, 2003 there were 500 shares redeemed and dividends of $145,391 were paid.

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

Exhibit
Number   Description
------   -----------
23.1     Consent of Independent Aditor


99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002


(b)     Reports  on  Form  8-K

On November 15, 2002, an 8-K was filed with respect to an Item 5 matter, the judgment in the Racusin case.

Item  14.      Disclosure  Controls  and  Procedures.

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

REPORT  OF  INDEPENDENT  AUDITORS


To  The  Board  of  Directors  and  Stockholders  of  American  Wagering,  Inc.:

     We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (a Nevada Corporation) and subsidiaries (the "Company") as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, the Company is involved in various litigation matters that could result in losses sufficient to threaten the financial viability of the Company. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PIERCY  BOWLER  TAYLOR  &  KERN
Certified  Public  Accountants  &  Business  Advisors
A  Professional  Corporation




Las  Vegas,  Nevada
April  8,  2003

                             AMERICAN WAGERING, INC.
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 2003 AND 2002



ASSETS                                           2003           2002
                                             ----------------------------
CURRENT ASSETS
   Cash                                      $  4,329,654   $  3,618,049
   Restricted deposits                            176,837        306,264
   Accounts receivable, net
   of allowance for doubtful
   accounts of $32,750 and
   $14,910                                        542,493        657,422
   Inventories                                    424,482        450,590
   Deferred tax asset, net                        440,481        272,000
   Prepaid expenses and
   other current assets                           177,175        234,880
                                             ----------------------------

                                                6,091,122      5,539,205

PROPERTY AND EQUIPMENT, net                     3,113,766      3,280,757
GOODWILL                                          103,725        103,725
OTHER INTANGIBLES                                  57,756        367,135
OTHER ASSETS                                      134,875        230,995
                                             ----------------------------

                                             $  9,501,244   $  9,521,817
                                             ============================

LIABILITIES AND STOCKHOLDERS'
 EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt         $    114,669   $     90,585
   Accounts payable                               248,957        263,565
   Accrued expenses                               814,332        724,054
   Unpaid winning tickets                         953,868      1,109,674
   Customer deposits and other
   current liabilities                            593,549        784,061
   Litigation payable                           2,185,405        521,167
                                             ----------------------------

                                                4,910,780      3,493,106
LONG-TERM DEBT, less current
 portion                                        1,672,546      1,720,340
OTHER LONG-TERM
LIABILITIES                                        25,000             --

                                             ----------------------------

                                                6,608,326      5,213,446
                                             ----------------------------

REDEEMABLE SERIES A PREFERRED STOCK  - 3,238 and
 2,738 SHARES                                     323,800        273,800
                                             ----------------------------


STOCKHOLDERS' EQUITY
Series A preferred stock - 10% cumulative;
   .01 par value;
   authorized:  25,000,000 shares;
   issued and outstanding:
   10,924 and 11,924 shares                     1,092,400      1,192,400
Common stock - $.01 par value;
   authorized: 25,000,000 shares;
   issued: 7,897,946 shares                        78,979         78,979
Additional paid-in capital                     12,738,889     14,382,515
Deficit                                       (11,013,657)   (11,291,830)
Less  61,100 common shares
in treasury, at cost                             (327,493)      (327,493)
                                             ----------------------------

                                                2,569,118      4,034,571
                                             ----------------------------

                                             $  9,501,244   $  9,521,817
                                             ============================





See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002



                                             2003          2002
                                         ---------------------------

REVENUES
  Wagering                               $ 6,711,464   $ 6,704,436
  Systems                                  4,850,621     5,301,973
                                         --------------------------
                                          11,562,085    12,006,409
                                         --------------------------

OPERATING COSTS AND EXPENSES
  Direct costs:
  Wagering                                 4,769,120     4,203,193
  Systems                                  2,252,245     2,301,917
                                        ---------------------------
                                           7,021,365     6,505,110
   Research and development                  933,514       855,980
   Selling, general and administrative     2,397,903     2,146,941
   Depreciation and amortization             412,889       563,675
                                         --------------------------

                                          10,765,671    10,071,706
                                         --------------------------


OPERATING INCOME                             796,414     1,934,703
                                         --------------------------


OTHER INCOME (EXPENSE)
   Interest income                            44,747        66,015
   Interest expense                         (156,365)     (161,087)
   Litigation judgment and settlements      (273,145)       (3,026)
   Other, net                                 51,430        41,013
                                         --------------------------

                                            (333,333)      (57,085)
                                         --------------------------

INCOME BEFORE INCOME TAX
 BENEFIT AND DISCONTINUED
OPERATIONS                                   463,081     1,877,618

INCOME TAX BENEFIT                          (168,481)     (264,815)
                                         --------------------------

INCOME FROM CONTINUING OPERATIONS            631,562     2,142,433
                                         --------------------------

DISCONTINUED OPERATIONS
  Loss from operations of
  discontinued segments                     (213,955)   (1,227,779)
  Gain on disposal of
  discontinued operations                      5,957            --
                                         --------------------------

                                            (207,998)   (1,227,779)
                                         --------------------------


NET INCOME                               $   423,564       914,654
                                         ==========================

BASIC AND DILUTED INCOME
 (LOSS) PER SHARE
   Income from continuing operations     $      0.06   $      0.25
   Loss from discontinued operations     $     (0.03)  $     (0.15)
   Net income                            $      0.04   $      0.09


See  notes  to  consolidated  financial  statements

                             AMERICAN WAGERING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002



                                                                                              Additional
                                                                                               Paid-in
                             Preferred Stock         Common Stock         Treasury Stock       Capital
                           Shares    Par Value    Shares    Par Value    Shares       Cost     Dollars
                           -------------------------------------------------------------------------------
Balance:  January 31, 2001    11,924   $1,192,400   7,897,946  $78,979  (61,100)  ($327,493)   $14,382,514

Preferred stock dividends         --           --          --       --       --            --           --

Net Income                        --           --          --       --       --            --           --
                           -------------------------------------------------------------------------------
Balances, January 31,2002     11,924    1,192,400   7,897,946   78,979  (61,100)     (327,493)  14,382,514

Preferred stock dividends         --           --          --       --       --            --           --

Reclassified to redeemable
preferred stock                 (500)     (50,000)         --       --       --            --           --

Preferred stock redemption      (500)     (50,000)         --       --       --            --           --


Racusin litigation judgment       --           --          --       --       --            --   (1,643,625)

Net Income                        --           --          --       --       --            --            --
                           --------------------------------------------------------------------------------

Balances,  January 31,2003    10,924   $1,092,400   7,897,946  $78,979  (61,100)    ($327,493)  $12,738,889
===========================================================================================================

                                            Deficit
                                            -------------

Balance:  January 31, 2001                  ($12,057,827)

Preferred stock dividends                       (148,657)

Net Income                                       914,654
                                            -------------

Balances,  January 31,2002                   (11,291,830)
                                            -------------

Preferred stock dividends                       (145,391)

Reclassified to redeemable preferred stock            --

Preferred stock redemption                            --

Racusin litigation judgment                           --

Net Income                                       423,564
                                            -------------

Balances,  January 31,2003                  ($11,013,657)
                                            =============








See  notes  to  consolidated  financial  statements

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002



                                               2003         2002
                                            -------------------------
OPERATING ACTIVITIES
    Net cash provided by (used in)
    operating activities                    $1,201,017   $1,771,510
                                            -------------------------

INVESTING ACTIVITIES
    Investment in restricted deposits           (8,637)      (4,628)
    Withdrawals of restricted deposits         138,064           --
    Purchase of property and equipment        (424,736)    (398,978)
    Proceeds from sale of assets                    --      106,099
                                            -------------------------

    Net cash provided by (used in)
    investing activities                      (295,309)    (297,507)
                                            -------------------------

FINANCING ACTIVITIES
    Repayment of borrowings                    (99,204)     (94,209)
    Proceeds from borrowings                   100,493       88,618
    Redemption of preferred stock              (50,000)          --
    Dividends                                 (145,392)    (148,657)
                                            -------------------------

    Net cash used in financing activities     (194,103)    (154,248)
                                            -------------------------


NET INCREASE IN CASH                           711,605    1,319,755
CASH AT BEGINNING OF YEAR                    3,618,049    2,298,294
                                            -------------------------
CASH AT END OF YEAR                         $4,329,654   $3,618,049
                                            =========================






See  notes  to  consolidated  financial  statements.

                             AMERICAN WAGERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003

1.     Nature  of  Operations  and  Background  Information

Business  Activities

American Wagering, Inc. and subsidiaries, (collectively, the Company), owns and operates 46 race and sports wagering locations (books) in leased space within casinos throughout the State of Nevada. In addition, the Company design, sells, installs, and maintains computerized race and sports book systems, including wagering by telephone systems, in Nevada. The Company has divested itself of an Internet wagering operation located in Canberra, Australia (See Note 8). In July 2002, the Company discontinued its keno operations. The Company is currently developing a self-service wagering terminal which it projects having in operation in the first quarter of Fiscal Year 2004.

Concentrations

Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the Western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. 100% of the Company's wagering revenue comes from its Nevada books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that approximately 29% of the Company's Nevada wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

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

2.     Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

The consolidated financial statements include the accounts of American Wagering, Inc. (the Company) and its subsidiaries, Leroy's Horse and Sports Place (Leroy's), Computerized Bookmaking Systems, Inc. (CBS), AWI Manufacturing, Inc.
(AWIM) (formerly AWI Keno. Inc.), AWI Sports Systems, Inc. (AWISSI), AWI Hotel Systems, Inc. (HSI) dissolved June 2002, Secured Telephone Operating Platform, Inc. (STOP), Contest Sports Systems, Inc. (CSS) (formerly Mega$ports, Inc.), Mega$ports (ACT) Pty Ltd. (Mega$ports (ACT)) sold June 2002, and American Wagering Management Company, Inc. (AWMCI) dissolved February 2003. All subsidiaries are 100%-owned since June 2000, when the Company acquired the remaining minority interest in AWISSI (49%). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Use  of  Estimates

Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods. Setting and adjusting betting lines on sporting events that had not yet taken place as of the most recent balance sheet date might change materially before the event and within one year.

Cash  Equivalents

Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents as of January 31, 2003, is $176,837 restricted to meet certain Nevada ($161,798), tax liabilities ($6,558) and workers compensation coverage requirements ($8,481). Excluded from cash and cash equivalents as of January 31, 2002, is $306,264 in restricted deposits to meet certain Nevada ($100,000) and foreign ($61,784) regulatory requirements, litigation requirements ($138,064), and tax liabilities ($6,416). The foreign regulatory deposit is included in net liabilities of business held for sale.

Inventories

Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property  and  Equipment

Property and equipment (Note 3) is stated at cost, net of accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets.

Goodwill  and  Other  Intangible  Assets

As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company's primary computerized race and sports book systems product

Other intangible assets consist of agreements restricting potential competitors, trademarks, software and rights for manufacturing and distribution that are amortized on a straight-line basis over their estimated useful lives or contract terms from two years to in perpetuity.

Goodwill and other intangible assets are evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill and certain other intangibles are no longer subject to amortization over an estimated useful life. Rather, goodwill and other indeterminate life intangible assets are subject to at least an annual recoverability test, which assesses for impairment. Management evaluated goodwill and other intangible assets for impairment as of January 31, 2003. Such evaluation included, among other analysis, future cash flow and profitability estimates. There were no impairment provisions taken for, and no material effect of the adoption of SFAS 142 on the fiscal year ended January 31, 2003.

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

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense was


$69,564  and  $145,121  for  2003  and  2002.

Stock-based  Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

Discontinued  Operations

Discontinued operations (Note 8) reported in fiscal 2002 were presented in accordance with the requirements of
APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and has reported disposal activities indicated in fiscal 2003 and 2003 in accordance therewith.

Foreign  Currency  Translation

Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange at the end of the year. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a component of comprehensive income. Gains and losses from foreign currency transactions are included in direct costs as a component of operating expenses. Gains and losses from both foreign currency translation and foreign currency transactions for the fiscal years ending January 31, 2003 and 2002, were not material.

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





                                    2003         2002
                                 ------------------------
Net income                       $  423,564   $  914,654
Preferred stock dividends          (145,391)    (148,657)
                                 ------------------------
Net income, as adjusted          $  278,173   $  765,997
                                 ========================

Basic weighted average shares
outstanding                       7,836,846    7,836,846
                                 ========================
Diluted weighted average shares
outstanding                       8,151,304    8,007,516
                                 ========================



Financial  Instruments

The Company's financial instruments consist of cash, certificates of deposit, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash and short-term investments are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values and the carrying value of notes receivable and long-term debt are also not materially different from their carrying values due to the instruments interest rates approximating market rates for similar borrowings at January 31, 2003 and 2002.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

3.     Property  and  Equipment

Property and equipment consists of the following as of January 31, 2003 and 2002:





                                       2003          2002
                                   --------------------------
Land                               $   575,000   $   575,000
Building/Improvements                2,142,099     2,142,099
Equipment, furniture and fixtures    2,432,376     2,585,551
Other                                    6,200         6,200
                                   --------------------------
                                     5,155,675     5,308,850
Accumulated depreciation            (2,041,909)   (2,028,093)
                                   --------------------------
                                   $ 3,113,766   $ 3,280,757
                                   ==========================



4.     Long-term  Debt

Long-term debt consists of an 8% mortgage note payable in equal monthly installments of principal and interest through 2015, collateralized by real property and of 11.5% to 12% notes payable collateralized by automobiles. As of January 31, 2003, annual maturities of total long-term debt excluding interest for the next five years range from approximately $113,000 to $126,000 per year.

5.     Series  A  Preferred  Stock

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate per share of 10%. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time with approval of the Company, 500 shares ($50,000) were redeemed for cash in 2003. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. A preferred shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision for an indefinite period and the affected shares have been reclassified to redeemable preferred stock and may be put to the Company for redemption at any time.

6.     Capital  Stock  and  Stock  Options

The Company's Board of Directors has approved a program to repurchase up to 250,000 shares of the Company's publicly held common stock from time to time in the open market. As of January 31, 2003, 61,100 shares had been repurchased. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

At both January 31, 2003 and 2002, the Company had in effect stock option plans (employee and director plans) under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 1,211,500 and 20,000 shares, respectively. At August 9, 2001, the Company adopted its "2001 Stock Option Plan" which replaced the Company's "1995 Stock Option Plan" for employees. Options granted have an exercise price equal to or greater than the market price of the Company's common stock on the date of grant and a term of five to ten years and generally become exercisable on a single date from one to five years from the date of grant.

Management replaced all outstanding employee options of the 1995 plan with the options provided for in the 2001 Stock Option Plan.

Summarized  information  regarding  the  options  by recipient category follows:




                                           Employees  Plan                      Directors  Plan
                                ------------------------------------------------------------------------
                                       2003              2002               2003            2002
                                ------------------------------------------------------------------------
                                          Wtd. Avg           Wtd.  Avg          Wtd.  Avg       Wtd  Avg
                                          Exercise           Exercise           Exercise        Exercise
                                Number    Price     Number   Price      Number  Price   Number  Price
                               -------------------------------------------------------------------------
Outstanding at the beginning
 of the year - ("1995 Stock
 Option Plan")                      --         --    80,434   $  6.63   5,200  $ 6.30   4,800  $ 6.79
Outstanding at the beginning
of the year
--("2001 Stock Option Plan")   347,850         --
   Granted                          --         --   356,769   $  0.59     400  $ 0.12     400  $ 0.35
   Exercised                        --         --        --         .       0       0       0       0
   Forfeited                   (57,532)  $   0.50    (8,919)  $  0.50       0       0       0       0
   Expired                          --         --         0         0       0       0       0       0
  Terminated, expired,
 forfeited - "1995 Plan"            --         --   (80,434)  $  6.63

Outstanding at the end
of the year                    290,318   $   0.60   347,850   $  0.59   5,600  $ 5.86   5,200  $ 6.30
                               =======================================================================
Exercisable at the
 end of the year               290,318   $   0.60   347,850   $  0.59   5,200  $ 6.30   4,800  $ 6.79
                               =======================================================================
Weighted average fair
 value of options
granted on grant date                          --             $  0.28          $ 5.86          $ 6.30
                                         ==========          =========        =========       ========
Options available for
grant at the end of the year   921,182              863,650            14,400          14,800
                               =========           ==========         ========         =======






          Employees
------------------------------------------------
                       Average
Options                Life
Outstanding            Contractual
At January   Exercise  Remaining  Options
31, 2003     Price     (Years)    Exercisable
-----------------------------------------------
11,138      $   0.50       2.5      11,138
20,020      $   0.50       2.5      20,020
29,670      $   0.50       2.5      29,670
35,210      $   0.60       2.5      35,210
101,280     $   0.60       2.5     101,280
87,000      $   0.70       2.5      87,000
6,000       $   0.40       2.8       6,000
----------                        ---------
290,318                            290,318
==========                        =========




               Directors
               ---------
Directors                Average
Options                  Contractual
Outstanding              Life
At January     Exercise  Remaining   Options
1, 2003        Price     (Years)     Exercisable
------------------------------------------------
700            $10.75    4.0             700
700           $ 6.69     5.0             700
2000          $ 5.89     5.4            2000
700           $ 6.56     6.0             700
700           $ 5.75     7.0             700
400           $ 0.35     9.0             400
400           $ 0.12    10.0               0
------
5,600                                  5,200
======                                 =====




The following table discloses the Company's proforma net income (loss) and net income (loss) per share using the alternative "fair value-based approach" described in SFAS No. 123, Stock Based Compensation. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model.

The proforma adjustment relates to stock options granted under the "2001 Plan" for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. There is no effect on profoma net income for fiscal year end 2003 because options granted had no value.




                                          2003       2002
                                       ---------------------
Net income
  As reported                           $423,564   $914,654
                                        ---------  ---------
  Proforma                              $423,564   $852,918
Basic and diluted net income per share
  As reported                           $   0.04   $   0.10
  Proforma                              $   0.03   $   0.09
Weighted-average assumptions
Expected stock price volatility            49.56%     62.20%
Risk-free interest rate                     3.02%      4.66%
Expected option lives                    5 years    5 years

7.     Commitments  and  Contingencies

Litigation  Judgments  and  Settlements

Racusin

On November 14, 2002, the U.S. District Court of Nevada issued a verdict in favor of Michael Racusin ("Racusin") and against the Company. The draft of the final judgment order received on November 20, 2002 from Racusin's legal counsel was in the amount of $3,791,216, which included $1,481,216 of interest (as of November 20, 2002). The draft of the final judgment allows for an offset of $756,340 (the amount previously paid by the Company to Racusin pursuant to the original trial judgment in September 1997). Upon the advice of legal counsel, the Company is contesting the entire interest portion of the judgment ($1,481,216) due to the timely payment of the original trial judgment by the Company in September 1997. The range of possible loss to the Company for interest related to this litigation is from $0 to $1,510,126 as of January 31, 2003. The Company had previously accrued $328,624 for interest, which will not be adjusted until the final outcome is known.

The post-trial issues have been fully briefed and are awaiting a decision by the trial judge which is expected within the next six months. No opinion can be expressed as to the likelihood of the outcome on the pre/post judgment interest issue. It is also possible that the decision on the post-trial issues may result in an appeal or other legal actions. The new trial on the issue of damages could extend this matter for an additional three to five years.

The anticipated final judgment is material to the financial viability of the Company and, at the present time, management is considering the options available to the Company, including the filing of a Chapter 11 bankruptcy. The Company has recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the stock award less amounts previously paid by the Company. The Company has been in litigation since 1995 with Michael Racusin who introduced certain underwriters to the Company in connection with the Company's initial public offering. The Company disputed Mr. Racusin's claim for compensation under agreements that the Company believed were unenforceable.

Imagineering  Systems,  Inc.

On October 21, 1998, Imagineering Systems, Inc. ("ISI") filed a civil complaint against the Company claiming, among other things, breach of contract and implied covenant of good faith and fair dealing. On November 8, 1998, the Company brought an action to recover on loans it made to ISI. On October 2, 2000, the Company's "Notice for Summary Judgment" for the claim of relief for breach of Promissory Note was granted. The Company was awarded $76,583, plus interest. The execution of the judgment was stayed until the outcome of the ISI civil complaint is known.

On October 17, 2000, a trial by jury was held and, on October 30, 2000, the jury rendered a verdict in favor of ISI in the amount of $397,500 plus interest for breach of contract and $1,000,000 plus interest for breach of implied covenant of good faith and fair dealing. The Company immediately brought a post-trial motion asking the court to: (1) disregard the jury verdict; (2) order a new trial; or (3) reduce the amount of the judgment. On February 1, 2001, the Court filed its decision which: (a) refused to set aside the jury's award of $397,500 on the breach of contract claim; and (b) granted a new trial on the issue of damages awarded on the claim for breach of the covenant of good faith and fair dealing unless ISI agreed to reduce the judgment for $1,000,000 to $500,000, which they did. As a result of the Court's decision and ISI's actions, the award to ISI was effectively reduced from $1,397,500, plus interest, to $897,500, plus interest. Any potential damage award would not be covered by insurance.

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

Currently, this matter is pending before the Nevada Supreme Court. The Nevada Supreme court heard the oral argument on April 16, 2003. An opinion on this appeal may not be issued for an additional six months subsequent to oral argument. No opinion can be expressed as to the outcome. The potential range of loss in this matter would be from $0 to $1,397,500, plus any statutory interest. It is also possible that the appeal may result in a new trial on the issue of damages which could extend the potential outcome of this matter for an additional three to five years. Based upon the advice of counsel, the Company has accrued the lower end of the possible outcome of $213,000, plus interest, less $76,583 plus interest due to the Company, with respect to this litigation.

Willow  International  Ventures  Corporation

In 2001, the Company was sued for trademark infringement by Willow International Ventures Corporation ("Willow") regarding the name "Mega$ports". On August 28, 2002, Willow and the Company settled. In anticipation of the settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. and, as a result of the settlement, the Company wrote off the Mega$ports trademark in the amount of $252,532 in the quarter ended July 31, 2002.

Operating  Leases

The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Rent expense for all operating leases was approximately $453,000 and $417,000 during the operating periods presented. The Company also paid $120,000 in 2003 and $108,000 in 2002, included in rent expense above, to a company whose board of directors includes a shareholder of the Company. Future minimum lease payments under non-cancelable operating leases total $246,497 for 2004, $124,360 for 2005 and $79,074 for 2006.

8.  Discontinued  Operations

On July 27, 2000, the Nevada Gaming Commission approved a settlement of a complaint against the Company filed by the State Gaming Control Board. Without admitting or denying the allegations contained in the complaint, the Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to the Mega$ports (ACT) Pty. Ltd. subsidiary.

On July 1, 2002, the Company completed a sale of Mega$ports (ACT) to Euraust Limited ("Euraust"). On March 20, 2003, the Chairmen of the State Gaming Control Board and Nevada Gaming Commission concluded that a complete divestiture cannot occur so long as there is a continuing obligation from Eurast to pay the Company on its note (valued at $624,600) based on a percentage of handle. The Company has been unsuccessful in its attempts to negotiate a modification or discount for a lump-sum payment with Eurast . Accordingly, as of January 31, 2003, the Company wrote off as uncollectible the existing note to gain on disposal of discontinued operations.

On February 26, 2002, the Company temporarily closed its keno operations. It was the Company's intent to restructure AWIK and reopen the game. Due to prohibitive costs the Company discontinued keno operations in July 2002.

Results  from  discontinued  operations  are  as  follows:



                              2003         2002
                           ------------------------
Net Loss from operations:
  Mega$ports ACT           $(163,610)  $  (590,884)
  Keno                       (50,345)     (636,895)
                           ------------------------
                            (213,955)   (1,227,779)
                           ------------------------
Gain (loss) on disposal:
  Mega$ports ACT             165,309            --
  Keno                      (159,352)           --
                           ------------------------
                               5,957            --
                           ------------------------
                           $(207,998)  $(1,227,779)
                           ========================



9.     Income  Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:




                                           2003          2002
Deferred tax assets
Net operating loss carryforward        $ 1,006,709     1,047,198
Depreciation and amortization              263,646       323,412
Allowances for accounts receivable          11,135         5,069
Allowances for inventory obsolescence        9,319       100,734
Unrealized loss on investment
in subsidiary                            1,106,283     1,106,283
Accrued liabilities                        345,254       257,373
Other                                       54,121        39,954
                                       ------------  ------------
                                         2,796,467     2,880,023
Valuation allowance                     (2,355,986)   (2,608,023)
                                       ------------  ------------

                                       $   440,481   $   272,000
                                       ============  ============



Income  tax expense (benefit) for continuing operations is comprised as follows:



             2003        2002
          ----------------------
Current   $      --   $   7,185
Deferred   (168,481)   (272,000)
          ----------  ----------
          $(168,481)  $(264,815)
          ==========  ==========



The difference between the normal federal statutory tax rate of 34% applied to income from continuing operations before income taxes and the Company's effective tax rate is:



                                           2003         2002
                                        ------------------------
Income taxes at federal statutory rate  $ 157,447   $   638,389
Non-deductible expenses                    19,719        32,069
Losses of foreign subsidiary                   --       580,472
Benefit of NOL carryforwards              (75,325)   (1,519,788)
Other temporary differences              (101,841)      276,043
Decrease in deferred tax
valuation allowances                     (168,481)     (272,000)
                                        ----------  ------------
                                        $(168,481)  $  (264,815)
                                        ==========  ============



At January 31, 2003, the Company had tax net operating loss carryforwards of $2,960,910 of which $445,207 will expire in 2019 and $2,515,703 will expire in 2020.

10.     Business  Segments

The Company conducts its continuing operations with customers through 2 primary business segments, Wagering Unit and Systems Unit. Its Wagering Unit (Wagering) operates 47 race and sports books throughout Nevada. Its Systems Unit (Systems) designs, markets, installs and maintains sports and race book systems for the sports betting industry.

Amounts for 2002 presented below have been reclassified to conform to the 2003 presentation, including the elimination of the discontinued keno segment. Financial performance measurements for Wagering, Systems, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.



                                 2003          2002
                             ------------  ------------

Depreciation
   Wagering                  $   166,725   $   218,568
   Systems                       135,166       142,930
   SG&A                           54,150        54,596
                             ------------  ------------
                             $   356,041   $   416,094
                             ============  ============
Operating income (loss)
   Wagering                  $ 1,553,371   $ 2,065,751
   Systems                     1,307,141     1,735,439








   SG&A                       (2,064,098)   (1,866,487)
                             ------------  ------------
                             $   796,414   $ 1,934,703
                             ============  ============
Capital expenditures
   Wagering                  $   193,198   $   193,727
   Systems                       228,162       169,298
   SG&A                            3,376        35,953
                             ------------  ------------

                             $   424,736   $   398,978
                             ============  ============
Identifiable assets
   Wagering                  $ 3,322,507   $ 2,491,624
   Systems                     4,982,606     4,415,875
   SG&A                        1,196,131     2,614,318
                             ------------  ------------

                             $ 9,501,244   $ 9,521,817
                             ============  ============

Discontinued operations
   Operating loss:
      Mega$ports Australia   $  (163,610)  $  (590,884)
      Keno                       (50,345)     (636,895)
                             ------------  ------------

                             $  (213,955)  $(1,227,779)
                             ------------  ------------



11.     Supplementary  Cash  Flow  Information





                                          2003         2002
                                       ------------------------
   Reconciliation of net income
    to net cash provided by
    operating activities
    Net income                         $  423,564   $  914,654
    Depreciation and amortization         453,117      674,285
    Provision for doubtful accounts
    (recovery)                             17,840      (17,073)
    Loss on asset dispositions            195,459      147,676
    Litigation judgments                  273,145      521,167
    Decrease (increase) in operating
    assets:
      Accounts receivable                  97,088      (54,009)
      Inventories                          26,108      (45,250)
      Prepaid expenses                     57,705       45,024
      Deferred tax assets, net           (168,481)    (272,000)
      Other                                96,120     (170,501)

    Increase (decrease) in operating
    liabilities:
      Accounts payable                    (14,608)    (134,882)
      Accrued expenses                     90,278     (334,335)
      Unpaid winning tickets             (155,806)     201,434

      Customer deposits and other        (190,512)     295,320
                                       ------------------------
   Net cash provided by (used in)
   operating activities                $1,201,017   $1,771,510
                                       ===========  ===========
   Cash paid for interest              $  144,566   $  161,087
                                       ===========  ===========
   Cash paid for income taxes          $       --   $   14,385
                                       ===========  ===========





SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  ACTIVITIES

Fiscal Year ended January 31, 2003 Transactions - Non-cash reduction of additional paid in capital of $1,643,625 for 2003 by increase of accrued litigation payable.

Fiscal  Year  ended  January  31,  2002  Transactions  -  None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN  WAGERING,  INC.



                                By: /s/ Victor Salerno
                                   -----------------
                                   Victor Salerno,
                                   President and Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                 Title                        Date
          ---------                 -----                        ----

/s/ Victor Salerno
---------------------------   President; Chief Executive     April  25,  2003
Victor Salerno                Officer;  Director

/s/ Timothy  Lockinger
---------------------------   Chief Financial Officer,       April 25, 2003
Timothy  Lockinger            Secretary Treasurer,
                              and  Director

/s/ W.  Larry  Swecker
---------------------------   Director                       April  25,  2003
W.  Larry  Swecker


/s/ Judith  Salerno
---------------------------   Director                       April  25,  2003
Judith  Salerno

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

The  undersigned  chief  executive  officer,  individually,  certifies  that:

1. I have reviewed this annual report on Form10-KSB of American Wagering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Victor Salerno
     ---------------------------------------
     Victor Salerno, Chief Executive Officer          Date:  April  25, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

The  undersigned  chief  financial  officer,  individually,  certifies  that:

1. I have reviewed this annual report on Form10-KSB of American Wagering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Timothy  F. Lockinger
     ----------------------------------------------
     Timothy  F. Lockinger, Chief Financial Officer      Date: April  25,  2003