Form 10QSB
period 2003-04-30
AMERICAN WAGERING INC
filed 2003-06-09
CIK 1005214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  April  30,  2003.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  000-20685

                             AMERICAN WAGERING, INC.
                             -----------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0344658
------                                              ----------
(State  or other jurisdiction of                    (IRS Employer
incorporation)                                      Identification  No.)

                    675 Grier Drive, Las Vegas, Nevada 89119
                    (Address of principal executive offices)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of June 1, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                    AMERICAN WAGERING, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                         3
  Item  1.      Financial  Statements                                      3
             CONSOLIDATED  BALANCE  SHEETS                                 3
             CONSOLIDATED  STATEMENT  OF  OPERATIONS                       4
             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                     5
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                6
  Item  2.      Management's  Discussion  and  Analysis of Financial
                Condition and Results of Operations                        9
  Item  3.      Controls and Procedures                                   11
PART  II  -  OTHER  INFORMATION                                           13
  Item  1.      Legal  Proceedings                                        13
  Item  2.      Changes  in  Securities  and  Use  of  Proceeds           15
  Item  3.      Defaults Upon Senior Securities                           15
  Item  4.      Submission of Matters to a Vote of Security Holders       15
  Item  5.      Other  Information                                        15
  Item  6.      Exhibits  and  Reports  on  Form  8-K.                    15

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements


                             AMERICAN WAGERING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                              2003            2002
                                                               ----------------------------
CURRENT ASSETS
   Cash                                                        $  2,937,984   $  4,329,654
   Restricted deposits                                            1,103,074        176,837
   Accounts receivable, net of allowance for
    doubtful accounts
      of $32,750                                                    667,557        542,493
   Inventories                                                      358,182        424,482
   Deferred tax asset, net                                          440,481        440,481
   Prepaid expenses and other current assets                        255,291        177,176
                                                               ----------------------------

                                                                  5,762,569      6,091,123
PROPERTY AND EQUIPMENT, net                                       3,068,409      3,113,766
GOODWILL                                                            103,725        103,725
OTHER ASSETS                                                        238,872        303,083
                                                               ----------------------------
                                                               $  9,173,575   $  9,611,697
                                                               ============================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                           $    116,776   $    114,669
   Accounts payable                                                 404,172        248,957
   Accrued expenses                                                 749,222        814,332
   Unpaid winning tickets                                           479,125        953,868
   Customer deposits and other current liabilities                  466,099        593,549
   Litigation payable, including accrued interest                 2,297,884      2,295,857
                                                               ----------------------------
                                                                  4,513,278      5,021,232
LONG-TERM DEBT, less current portion                              1,642,744      1,672,547
OTHER LONG-TERM LIABILITIES                                          25,000         25,000
                                                               ----------------------------
                                                                  6,181,022      6,718,779
                                                               ----------------------------
REDEEMABLE SERIES A PREFERRED
STOCK - 3,238 SHARES                                                323,800        323,800
                                                               ----------------------------

STOCKHOLDERS' EQUITY
Series A preferred stock - 10% cumulative; $.01 par value;
   authorized:  25,000,000 shares; issued and outstanding:
   10,924 shares                                                  1,092,400      1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares;
   issued: 7,897,946 shares                                          78,979         78,979
Additional paid-in capital                                       12,738,789     12,738,889
Deficit                                                         (10,913,922)   (11,013,657)
Less  61,100 common shares in treasury, at cost                    (327,493)      (327,493)
                                                               ----------------------------
                                                                  2,668,753      2,569,118
                                                               ----------------------------
                                                               $  9,173,575   $  9,611,697
                                                               ============================
See notes to consolidated financial statements.

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                       2003          2002
REVENUES                                           ------------------------
       Wagering                                    $1,414,338   $1,356,904
       Systems                                      1,187,607      917,663
                                                   ------------------------
                                                    2,601,945    2,274,567
                                                   ------------------------
OPERATING COSTS AND EXPENSES
   Direct costs:
       Wagering                                     1,067,254      942,668
       Systems                                        552,347      394,738
                                                   ------------------------
                                                    1,619,601    1,337,406
   Research and development                           229,869      217,257
   Selling, general and administrative                484,159      427,947
   Depreciation and amortization                      140,818      108,301
                                                   ------------------------
                                                    2,474,447    2,090,911
                                                    ------------------------
OPERATING INCOME                                      127,498      183,656
                                                   ------------------------
OTHER INCOME (EXPENSE)
   Interest income                                      4,733       18,164
   Interest expense                                   (38,707)     (39,565)
   Other, net                                          41,122       30,952
                                                   ------------------------
                                                        7,148        9,551
                                                   ------------------------
INCOME FROM CONTINUING OPERATIONS                     134,646      193,207
                                                   ------------------------
DISCONTINUED OPERATIONS
   Loss from operations of discontinued segments           --      (86,274)
                                                   ------------------------

NET INCOME                                         $  134,646      106,933
                                                   ========================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income from continuing operations               $     0.01   $     0.02
   Loss from discontinued operations               $       --   $    (0.01)
   Net income                                      $     0.01   $     0.01


See notes to consolidated financial statements

                             AMERICAN WAGERING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                              2003         2002
                                                        --------------------------
OPERATING ACTIVITIES
    Net cash used in operating activities                $  (362,057)  $ (563,108)
                                                        --------------------------

INVESTING ACTIVITIES
    Investment in restricted deposits                     (1,028,493)        (587)
    Withdrawals of restricted deposits                       102,256      140,133
    Retirement of assets                                          --           --
    Purchase of property and equipment                       (48,108)     (54,915)
    Proceeds of other assets                                   7,439       20,189
                                                        --------------------------
    Net cash provided by (used in) investing activities     (966,906)     104,820
                                                        --------------------------
FINANCING ACTIVITIES
    Repayment of borrowings                                  (27,696)     (23,070)
    Proceeds from borrowings                                      --       43,335
    Dividends                                                (35,011)     (36,248)
                                                        --------------------------
    Net cash used in financing activities                    (62,707)     (15,983)
                                                        --------------------------
NET DECREASE IN CASH                                      (1,391,670)    (474,271)
CASH AT BEGINNING OF PERIOD                                4,329,654    3,618,049
                                                        --------------------------
CASH AT END OF PERIOD                                    $ 2,937,984   $3,143,778
                                                        ==========================






See  notes  to  consolidated  financial  statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, previously filed with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2003, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Net  Income  per  Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconcile net income and weighted average shares outstanding used to calculate basic income per share to those used to calculate diluted income per share:


                                                Three months ended April 30,
                                                     2003         2002
                                                  ------------------------
     Income from continuing operations            $  134,646   $  193,207
     Preferred stock dividends                       (35,011)     (36,248)
                                                  ------------------------
     Net income, as adjusted                      $   99,635   $  156,959
                                                  ========================

     Loss from discontinued operations            $       --   $  (86,274)
                                                  ========================

     Net income                                   $  134,646   $  106,933
     Preferred stock dividends                       (35,011)     (36,248)
                                                  ------------------------
     Net income, as adjusted                      $   99,635   $   70,685
                                                  ========================
     Basic weighted average shares outstanding     7,836,846    7,836,846
                                                  ========================
     Diluted weighted average shares outstanding   8,151,304    8,173,958
                                                  ========================

3.  Business  Segments

The  Company  conducts  its  continuing  operations  with  customers through its
Wagering and Systems segments. The Wagering segment operated 46 race and sports books throughout Nevada as of April 30, 2003. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the Nevada sports betting industry. The Company's Keno segment was discontinued during fiscal year end 2002. Mega$ports Australia, previously included in the Company's Wagering segment, was sold during fiscal year end 2002.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.


                        Three months ended April 30,
Continuing Operations       2003        2002
-----------------------  ----------  ----------
Operating income (loss)
  Wagering               $ 304,221   $ 337,817
  Systems                  236,986     196,490
  SG&A                    (413,709)   (350,651)
                         ----------  ----------
                         $ 127,498   $ 183,656
                         ==========  ==========



4.  Litigation

The ultimate disposition of certain issues involved in the Racusin and Imagineering matters described in Part II, Item 1, cannot be determined at this time. In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded an allowance for probable losses equal to the lower end of the estimated probable loss range and periodically revises these estimates as known facts and circumstances change.

The Racusin and Imagineering lawsuits could result in losses sufficient to threaten the financial viability of the Company. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. For these reasons our independent auditors, Piercy, Bowler Taylor and Kern, have indicated in their report, included in the 10-KSB for the fiscal year ended January 31, 2003, dated April 8, 2003, that they have substantial doubt as to the Company's ability to continue as a going concern. Final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company's existing cash balances and anticipated cash flows. Final judgements in connection with these matters could be determined within the next twelve months. At the present time, management is considering the options available to the Company, including the filing of Chapter 11 bankruptcy.

5.      Regulatory  Matters

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

Liquidity  and  Capital  Resources

The Company has negative cash flow exposures due to the litigation judgments against the Company in two lawsuits referred herein as the Racusin case and the Imagineering case. A more complete discussion of these cases can be found in the "Legal Proceedings" section of this 10-QSB found under Part II, Item 1. Final judgment in the Imagineering and Racusin cases, if significantly in excess of the minimum amount estimated and accrued, could have a significant negative impact on the Company's cash balances and cash flows.

On December 31, 2002, the Company was notified that their bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the regulation requirements in the short term, the Company set aside $1,000,000 in a certificate of deposit on February 25, 2003, which is marked as restricted cash. By the start of the professional football season (approximately September 1, 2003) when wagering liabilities historically increase, the Company must fund an additional $1,000,000 to $1,300,000 to the Regulation 22.040 Reserve Requirement; accordingly, the Company will require additional cash and/or new bonds. There is no assurance that the Company will be able to obtain new bonds in an amount sufficient to cover the Regulation 22.040 Reserve Requirement and/or have sufficient cash reserves to apply towards the reserve requirement. An inability to increase the reserve requirement as necessary could have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy's Horse & Sports Place subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

The Racusin and Imagineering lawsuits (see "Legal Proceedings") could result in losses sufficient to threaten the financial viability of the Company and possible negative cash flow exposures. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. For these reasons our independent auditors, Piercy, Bowler Taylor and Kern, have indicated in their report dated April 8, 2003, included in the 10-KSB for the fiscal year ended January 31, 2003, that they have substantial doubt as to the Company's ability to continue as a going concern. The Company plans to accumulate cash liquidity in the fiscal year ending January 31, 2004 to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. Final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company's existing cash balances and anticipated cash flows. Final judgements in connection with these matters could be determined within the next twelve months. At the present time, management is considering the options available to the Company, including the filing of Chapter 11 bankruptcy

RESULTS  OF  OPERATIONS  -  Three  months  ended  April  30,  2003  and  2002

Revenues

Revenues for the three months ended April 30, 2003, increased $327,378 (14.4%) to $2,601,945 from the three months ended April 30, 2002. The increase in revenues is attributed to an increase in Wagering revenues of $57,434 resulting primarily from the addition of pari-mutuel race commission revenue during the reported period; and a increase of $269,944 in Systems revenues resulting from increased equipment sales for the three months ended April 30, 2003.

     Wagering  Operations
     --------------------
     Revenues from wagering increased $57,434 (14.4%) to $1,414,338 in the first three months of 2003 as compared with the same three-month period in 2002. The increase in revenue is primarily attributable to a $84,259 addition of pari-mutuel race commission revenue. The Company did not have a pari-mutuel race location for the three months ended April 30, 2002. This increase was offset by a $26,825 (2.0%) decrease in wagering revenue due to a decrease in the net win percentage. The net win percentage was 7.0% for the three months ended April 30, 2003, as compared to 7.1% for the three months ended April 30, 2002. Handle was $19,039,158 for the three months ended April 30, 2003, $180,961 less than the same three-month period ended April 30, 2002. The Company attributes the decrease in handle to the 2002 professional football championship game being held in February 2002. There is no assurance that our handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in further declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

     Systems  Operations
     -------------------
     Equipment and software license sales increased by $313,625 (170.1%) from the same period in 2002 while the gross profit margin decreased to 60.7% in the current period compared to 70.0% in the prior period. The increase in sales was partially due to the introduction of a new touch-tone automated betting system product. Maintenance revenues increased 269,944 (22.7%) to $1,187,607 from the same period in 2002. CBS equipment sales are low volume, high dollar sales based on the need of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring like the maintenance fees, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book.

Operating  Costs  and  Expenses

Comparative operating costs and expenses for the three months ended April 30, 2003, increased $383,536 (18.3%) to $2,474,447 for the three months ended April 30, 2003, as compared to $2,090,911 for the same period in 2002. This figure includes a $282,195 increase in direct costs and expenses, a $12,612 increase in research and development expenses and, a $56,212 increase in selling general and administrative costs and a $32,517 increase in depreciation and amortization as discussed below.

     Direct  Costs  and  Expenses
     ----------------------------
     The increase in the direct costs and expenses for the Wagering segment of $124,586 (13.2%) is primarily due to a $80,638 increase in employee expenses, a $35,923 increase in location rents, and an additional $34,945 in pari-mutuel race related expenses for which there was no pari-mutuel race location in 2002. The increases were offset by a $19,523 decrease in tax and license due to lower revenues and a $6,946 decrease in communication expenses due to the Company's efforts to reduce expenditures. The increase in the direct costs and expenses for the Systems segment of $157,609 (39.9%) is primarily due to a $145,691 increase in cost of goods sold resulting from the increase in equipment sales and a $11,918 increase in costs associated with the maintenance of systems.

     Research  and  Development
     --------------------------
     For the three months ended April 30, 2003, research and development costs increased $12,612 (5.8%) to $229,869 due primarily to an $11,818 (5.6%)
     increase  in  employee  related  expenses.

     Selling,  General  and  Administrative
     --------------------------------------
     For the three months ended April 30, 2003, selling, general and administrative costs increased $56,212 (30.0%) primarily due to a $63,448 increase in employee related expenses offset by the Company's efforts to reduce expenditures.

     Depreciation  and  Amortization
     -------------------------------
     For the three months ended April 30, 2003, depreciation and amortization increased $32,517 (30.0%) primarily due to $48,640 impairment loss taken for assets of Sports Systems, Inc. which the Company does not believe are recoverable. This increase is offset by a reduction of depreciation expense for assets, which were in discontinued operations.

Operating  Income

The operating income for the three months ended April 30, 2003, deceased $56,158 primarily from the increase in operating costs as discussed above for the same three months ended April 30, 2002.



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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item  1.          Legal  Proceedings

Racusin

On November 14, 2002, the U.S. District Court of Nevada issued a verdict in favor of Michael Racusin ("Racusin") and against the Company. The initial draft of the judgment order received on November 20, 2002 from Racusin's legal counsel was in the amount of $3,791,216, which included $1,481,216 of interest (as of November 20, 2002). The draft also allowed an offset of $756,340, as of November 20, 2002 (the amount previously paid by the Company to Racusin pursuant to the original trial judgment in September 1997).

Upon the advice of legal counsel, the Company contested the entire interest portion of the draft judgment ($1,481,216) due to the timely payment of the original trial judgment by the Company in September 1997 and in accordance with Nevada law.

On June 2, 2003, the Company was notified that the U.S. District Court of Nevada ruled in favor of the Company on the contested interest issue. Accordingly, interest on the jury verdict accrues only from November 15, 2002, until the date the judgment is satisfied. The Company had previously accrued $328,624 for interest, which will not be adjusted until such time as the court has entered the final judgment in the matter.

It is possible that this decision on the post-trial interest issue may result in an appeal or other legal actions by Racusin. An appeal on the recent court ruling, additional legal actions, etc. could extend this matter for an additional one to three years. In addition, management is considering the options available to the Company in order to protect the Company's assets in the event of execution on the final judgment, including the filing of a Chapter 11 bankruptcy.

The Company recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the jury verdict less amounts previously paid by the Company. The Company has been in litigation with Racusin, who introduced certain underwriters in connection with the initial public offering, since 1995. The Company disputed Racusin's claim for compensation under agreements that the Company believed were unenforceable.

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

This matter was heard by the Nevada Supreme Court on April 15, 2003; a written opinion is expected within the next nine (9) months. No opinion can be expressed as to the outcome of this matter. The potential range of loss in this matter would be from $0 to $1,397,500, plus any statutory interest. It is also possible that the appeal may result in a new trial on the issue of damages, which could extend the potential outcome of this matter for an additional three to five years. Based upon the advice of counsel, the Company has accrued the lower end of the possible outcome of $213,000, plus interest, less $76,583 plus interest due to the Company, with respect to this litigation.

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

Jean  Development  Co.,  et.al.

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

Other

The Company is involved in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.


Item  2.          Changes  in  Securities  and  Use  of  Proceeds
None


Item  3.          Defaults  Upon  Senior  Securities
None


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
None


Item  5.          Other  Information
None


Item  6.          Exhibits  and  Reports  on  Form  8-K.
    a.)     Exhibits.

      Exhibit Number   Description
      ---------------  -----------
      99.1             Chief Executive Officer's and Chief Financial Officer's
                       Certification under Section 906 of the Sarbanes-Oxley
                       Act  of  2002

    b.)     Reports  on  Form  8-K

On June 3, 2003, the Company filed a Form 8-K with respect to an Item 5 matter (court ruling on interest issue in Racusin lawsuit) which is hereby incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN  WAGERING,  INC.

Dated  June  9,  2003



By:    /s/ Timothy  F.  Lockinger
       ________________________________________
       Timothy F. Lockinger
       Chief Financial Officer, Secretary and Treasurer
       (Principal  Accounting  Officer)

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

     /s/ Victor Salerno
     ___________________________________
     Victor Salerno, Chief Executive Officer          Date:  June  9,  2003

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

          /s/ Timothy  F.  Lockinger
          _____________________________________
          Timothy F. Lockinger, Chief Financial Officer      Date: June 9, 2003