Form 10QSB
period 2003-07-31
AMERICAN WAGERING INC
filed 2003-09-15
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003 .

[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________ to __________

   Commission File Number 000-20685

AMERICAN WAGERING, INC.
(Exact name of Small Business Issuer as specified in its charter)
Nevada ______                          88-0344658
(State or other jurisdiction of                             (IRS Employer
incorporation)                                Identification No.)

675 Grier Drive, Las Vegas, Nevada 89119
(Address of principal executive offices)

702-735-0101
(Issuer’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 Or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of September 1, 2003.

1

AMERICAN WAGERING, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2003 (Unaudited)	January 31, 2003

CURRENT ASSETS
Cash	$2,343,092	$4,329,654
Restricted deposits	1,080,507	176,837
Accounts receivable, net of allowance for doubtful accounts of $32,750	610,321	542,493
Inventories	355,021	424,482
Deferred tax asset, net	440,481	440,481
Prepaid expenses and other current assets	266,626	177,176

	5,096,048	6,091,123
PROPERTY AND EQUIPMENT, net	3,066,776	3,113,766
GOODWILL	103,725	103,725
OTHER ASSETS	353,705	303.083

	$8,620,254	$9,611,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$119,113	$114,669
Accounts payable	157,301	248,957
Accrued expenses	753,997	814,332
Unpaid winning tickets	319,000	953,868
Customer deposits and other current liabilities	429,035	593,549
Litigation payable		2,295,857

	1,778,446	5,021,232

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	138,938
Litigation payable, including accrued interest	3,100,310
Redeemable Series A preferred stock - 3,238 SHARES	323,800

	3,563,048

LONG-TERM DEBT, less current portion	1,612,075	1,672,547
OTHER LONG-TERM LIABILITIES	25,000	25,000

	1,637,075	1,697,547

	6,978,569	6,718,779

REDEEMABLE SERIES A PREFERRED STOCK – 3238 SHARES		323,800

STOCKHOLDERS’ EQUITY
Series A preferred stock – 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(11,941,090)	(11,013,657)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)

	1,641,685	2,569,118

	$8,620,254	$9,611,697

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31,
(UNAUDITED)

	2003	2002

REVENUES
Wagering	$1,146,438		$673,579
Systems	957,309		1,254,675

	2,103,747		1,928,254

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	1,065,517		912,097
System s	423,225		587,373

	1,488,742		1,499,470

Research and development	238,712		242,543
Selling, general and administrative	486,628		573,834
Depreciation and amortization	86,254		101,203

	2,300,336		2,417,050

OPERATING LOSS	(196,589)		(488,796)

OTHER INCOME (EXPENSE)
Interest income	8,565		10,687
Interest expense	(37,025)		(51,197)
Litigation judgment	(800,082)		(252,532)
Other, net	34,155		27,141

	(794,387)		(265,901)

LOSS FROM CONTINUING OPERATIONS	(990,976)		(754,697)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations			631,436
Loss from operations of discontinued segments			(130,658)

			500,778

NET LOSS	$(990,976)		$(253,919)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations	$(0.13)	$	(0.10)
Loss from discontinued operations			$0.06
Net income	$(0.13)		$(0.04)

See notes to consolidated financial statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31,
(UNAUDITED)

	2003	2002

REVENUES
Wagering	$2,560,776	$2,030,483
Systems	2,144,916	2,172,338

	4,705,692	4,202,821

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	2,132,771	1,854,765
Systems	975,572	982,111

	3,108,343	2,836,876

Research and development	468,580	459,800
Selling, general and administrative	970,787	1,001,781
Depreciation and amortization	227,072	209,504

	4,774,782	4,507,961

OPERATING LOSS	(69,090)	(305,140)

OTHER INCOME (EXPENSE)
Interest income	13,328	28,851
Interest expense	(75,349)	(90,762)
Litigation judgment	(800,465)	(252,532)
Other, net	75,247	58,093

	(787,239)	(256,350)

LOSS FROM CONTINUING OPERATIONS	(856,329)	(561,490)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations		631,436
Loss from operations of discontinued segments		(216,933)

		414,503

NET LOSS	$(856,329)	$(146,987)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations	$(0.02)	$(0.08)
Loss from discontinued operations		$0.05
Net income	$(0.02)	$(0.03)

See notes to consolidated financial statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31,
(UNAUDITED)

	2003	2002

OPERATING ACTIVITIES
Net cash used in operating activities	$(832,968)	$(1,528,755)

INVESTING ACTIVITIES
Investment in restricted deposits	(1,005,926)	(53,971)
Withdrawals of restricted deposits	102,256	153,232
Purchase of property and equipment	(122,793)	(69,931)

Net cash provided by (used in) investing activities	(1,026,463)	29,330

FINANCING ACTIVITIES
Repayment of borrowings	(56,028)	(46,339)
Proceeds from borrowings		68,335
Preferred stock redeemed		(50,000)
Dividends	(71,203)	(73,009)
Other	100	--

Net cash used in financing activities	(127,131)	(101,013)

NET DECREASE IN CASH	(1,986,562)	(1,600,438)
CASH AT BEGINNING OF PERIOD	4,329,654	3,756,113

CASH AT END OF PERIOD	$2,343,092	$2,155,675

See notes to consolidated financial statements .

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and Subsidiaries (collectively the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, previously filed with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2003, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2. Chapter 11 Filing

On July 25, 2003 (“Petition Date”), the parent company, American Wagering, Inc. (“AWI”) and one of its wholly-owned subsidiaries Leroy’s Horse and Sports Place (“Leroy’s”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (“Bankruptcy Court”). The consolidated financial statements for the six months ended July 31, 2003, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if AWI and Leroy’s are unable to successfully emerge from bankruptcy. For more information regarding the bankruptcy process, please see the discussion contained in Item 2 of this Part.

3. Liabilities subject to compromise as of July 31, 2003

Description	AWI	Leroy’s	Total

Accounts payable	$48,045	$90,893	$138,938
Judgment payable - Racusin	1,972,249		1,972,249
Judgment payable - Imagineering	1,128,061		1,128,061
Redeemable Series A Preferred Stock	323,800		323,800

	$3,472,155	$90,893	$3,563,048

4. Reorganization costs

Reorganization costs will be charged to expense as incurred. For the six months ended July 31, 2003, there have been no charges for reorganization expense.

5. Supplemental unaudited condensed financial statements of debtor-in-possession

Balance Sheets as of July 31, 2003	AWI	Leroy’s

Assets
Cash	$140,203	$1,169,332
Restricted cash and investments		1,071,160
Deferred tax asset	440,481
Prepaid expenses and other current assets	95,211	151,818

	675,895	$2,392,310
Property and equipment, net	51,598	286,127
Due from affiliates	4,259,310	3,385,156
Investment in subsidiaries	1,573,009
Other assets	250,629

	$6,810,441	$6,063,593

Liabilities and Equity
Accounts payable	$3,532	$14,499
Accrued expenses	326,812	146,667
Unpaid winning tickets		318,700
Customer deposits and other current liabilities		454,035

	330,344	933,901

Due to affiliates	3,202,117	1,434,572
Liabilities subject to compromise	3,148,354	88,956
Preferred stock redeemable subject to compromise	323,800
Equity	(194,174)	3,606,164

	$6,810,441	$6,063,593

Statement of Operations for the six months ended July 31, 2003	AWI	Leroy’s

Revenues	$823,685	$2,562,176
Costs and expenses	819,154	2,728,435

Income (Loss) from operations	4,531	(166,259)
Other income (expense)	(804,613)	10,627

Net loss	$(800,082)	$(155,632)

The condensed balance sheets may not reflect, as liabilities, the total amount of the claims filed against AWI and Leroy’s in the Chapter 11 Cases since the bar date for the filing of pre-petition claims has not passed and the assertion of additional bankruptcy claims is possible.

6. Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. Since the Petition Date there have been no dividends paid on preferred stock. For the operating periods presented, the tables below reconcile net income and weighted average shares outstanding used to calculate basic income per share to those used to calculate diluted income per share:
	Three months ended July 31,
	2003	2002

Loss from continuing operations	$(990,976)	$(754,697)
Preferred stock dividends	(36,192)	(36,761)

Net loss, as adjusted	$(1,027,168)	$(791,458)

Income from discontinued operations		$500,778

Net loss	$(990,976)	$(253,919)
Preferred stock dividends	(36,192)	(36,761)

Net loss, as adjusted	$(1,027,168)	$(290,680)

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	8,083,132	8,173,958

	Six months ended July 31,
	2003	2002

Loss from continuing operations	$(856,329)	$(561,490)
Preferred stock dividends	(71,203)	(73,009)

Net loss, as adjusted	$(927,532)	$(634,499)

Income from discontinued operations		$414,503

Net loss	$(856,329)	$(146,987)
Preferred stock dividends	(71,203)	(73,009)

Net loss, as adjusted	$(927,532)	$(219,996)

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	8,175,587	8,173,958

7. Business segments

The Company conducts its continuing operations with customers through its Wagering and Systems segments. The Wagering segment operated 46 race and sports books throughout Nevada as of July 31, 2003. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the Nevada sports betting industry. The Company’s Keno segment was discontinued during fiscal year end 2002. Mega$ports Australia, previously included in the Company’s Wagering segment, was sold during fiscal year end 2002.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation .

	Three months ended July 31,
Continuing Operations	2003	2002

Operating income (loss)
Wagering	$(11,123)	$(343,261)
Systems	204,321	345,072
SG&A	(389,787)	(490,607)

	$(196,589)	$(488,796)

	Six months ended July 31,
Continuing Operations	2003	2002

Operating income (loss)
Wagering	$260,057	$(32,320)
Systems	490,058	584,145
SG&A	(819,205)	(856,965)

	$(69,090)	$(305,140)

8. Litigation

On July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada. Included in the Chapter 11 Cases and plans of reorganization which may be confirmed therein is the treatment and payment of the judgment in the Racusin and Imagineering matters described more fully in Part II, Item 1.

In accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change and will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with Statement of Financial Accounting Standard No. 5, the Company has recorded the Racusin and Imagineering litigation liabilities (discussed in Part II) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change (See Note 4). The litigation amount is subject to compromise and could materially increase or decrease depending on the outcome of the Chapter 11 Cases.

9. Regulatory Matters

The scope of the Company’s licensed race and sports books operation in the State of Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon the Company’s wagering operations.

All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

The Company does not believe the commencement of the Chapter 11 Cases will have any material effect upon the Company’s or Leroy’s various licenses, permits and approvals.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Chapter 11 Filing

On July 25, 2003 (“Petition Date”), the parent company, American Wagering, Inc. (“AWI”) and one of its wholly-owned subsidiaries Leroy’s Horse and Sports Place (“Leroy’s”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (“Bankruptcy Court”). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate assets and business as debtor-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court in AWI and Leroy’s Chapter 11 proceedings. The Company’s other subsidiaries, Computerized Bookmaking Systems, Inc. (CBS), Sports Systems, Inc. (SSI), and Secured Telephone Operating Systems, Inc. (STOP), are not directly involved in the bankruptcy proceedings , however the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries. On July 28, 2003, motions were filed and the court approved, Leroy’s to honor all sports wagering and other gaming liabilities such as future wagers and unpaid winning tickets, joint administration of the AWI case and the Leroy’s case, payment of all wages, salaries, employee benefits and all reimbursable employee expenses, and the maintenance of AWI and Leroy’s prepetition cash management system and prepetition bank accounts. Since the Petition Date, preferred stock dividends have not been paid and the preferred stock is subject to treatment under the AWI and Leroy’s plan of reorganization. The consolidated financial statements for the six months ended July 31, 2003, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if AWI and Leroy’s are unable to successfully emerge from bankruptcy.

Liquidity and Capital Resources

The Company has negative cash flow from operations and exposures due to the litigation judgments against the Company in two lawsuits referred herein as the Racusin case and the Imagineering case and on July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. (Leroy’s) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada

The ultimate disposition and payment of the judgment in the Racusin and Imagineering matters will be determined by the United States Bankruptcy Court. A more complete discussion of these cases can be found in the “Legal Proceedings” section of this 10-QSB found under Part II, Item 1. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. For these reasons, our independent auditors, Piercy, Bowler Taylor and Kern, have indicated in their report dated April 8, 2003, included in the 10-KSB for the fiscal year ended January 31, 2003, that they had substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to accumulate cash liquidity in the fiscal year ending January 31, 2004, to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company is also in the process of phasing out unprofitable operations. Payment of final judgments at accrued amounts and final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern.

On December 31, 2002, the Company was notified that its bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves of $2,100,000 to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,000,000 in a certificate of deposit on February 25, 2003, which is classified in its balance sheet restricted cash. The Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,100,000. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s Horse & Sports Place subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

RESULTS OF OPERATIONS – Six months ended July 31, 2003 and 2002

Revenues

Revenues for the six months ended July 31, 2003, increased $502,871 (12.0%) to $4,705,692 from the six months ended July 31, 2002. The increase in revenues is attributed to an increase in Wagering revenues of $530,293 resulting from a 14.9% increase in net win and the addition of pari-mutuel race commission revenue during the current reported period; offset by a 1% decrease in Systems revenues of $27,422 from decreased maintenance revenues for the six months ended July 31, 2003.

Wagering Operations
Revenues from wagering increased $502,871 (12.0%) to $2,560,776 in the first six months of 2003 as compared with the same six-month period in 2002. The increase in revenue is attributable to a 14.9% increase in the net win percentage to 6.9% compared to 6.0% for the six months ended July 31, 2002. Additionally, the Company added $165,534 of pari-mutuel race commission revenue for the six months ended July 31, 2003. The Company did not have a pari-mutuel race location for the six months ended July 31, 2002. Handle was $32,543,670 for the six months ended July 31, 2003, $542,793 more than the same six-month period ended July 31, 2002. The Company attributes the increase in handle to an increase in viable locations and increased customer loyalty. There is no assurance that our handle will not decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may also result in declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems Operations
Equipment and software license sales increased by $38,753 (5.0%) over the same period in 2002 while the gross profit margin remained relatively flat at 56% in the current period compared to 55.0% in the prior period. Maintenance revenues decreased $66,175 (4.9%) to $1,275,425 from the same period in 2002. The decrease in maintenance revenues is primarily due to the Company’s decision close the unprofitable operations of STOP and SSI. CBS equipment sales typically are low volume, high dollar transactions. Equipment sales are not recurring like the maintenance fees, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book, a limited number of potential customers.

Operating Costs and Expenses

Comparative operating costs and expenses for the six months ended July 31, 2003, increased $383,536 (18.3%) to $2,474,447 as compared to $2,090,911 for the same period in 2002 primarily as a result of increased direct costs and expenses.

Direct Costs and Expenses
The increase in the direct costs and expenses for the Wagering segment of $278,006 (15.0%) is primarily due to a $142,664 increase in employee expenses, and a $64,522 increase in location rents and equipment rental. These increases are generally associated with the new locations and cost of living increases for the employees. Additionally there was a $79,990 increase in pari-mutuel race related expenses for which there was no pari-mutuel race location or expense at July 31, 2002. Direct costs and expenses for the Systems segment remained relatively flat.

For the six months ended July 31, 2003, Research and Development costs and Depreciation and Amortization increased modestly as a normal result of changes in mix of business. Selling, General and Adminstrative expenses remained relatively flat.

Operating Income

The operating income for the six months ended July 31, 2003, increased $236,049 (77%) from the same six month period ended July 31, 2002 for the reasons discussed above.

Other Income and Expense

Litigation expense increased $535,933 over the six months ended July 31, 2002. On August 25, 2003, subsequent to the reported period, the Company was notified the Supreme Court denied the request for another review in the Imagineering case and that the judgment remain as originally ordered on April 15, 2003. The Company has recorded an additional $802,041 including interest, against this claim in the six months ended July 31, 2003. The Company had recorded the judgment in the Willow case for the six months ended July 31, 2002.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The ultimate disposition and payment of the judgment in the Racusin and Imagineering matters listed below will be determined by the United States Bankruptcy Court.

Racusin

On November 14, 2002, the U.S. District Court of Nevada issued a verdict in favor of Michael Racusin (“Racusin”) and against the Company. The initial draft of the judgment order received on November 20, 2002 from Racusin’s legal counsel was in the amount of $3,791,216, which included $1,481,216 of interest (as of November 20, 2002). The draft also allowed an offset of $756,340, as of November 20, 2002 (the amount previously paid by the Company to Racusin pursuant to the original trial judgment in September 1997).

Upon the advice of legal counsel, the Company contested the entire interest portion of the draft judgment ($1,481,216) due to the timely payment of the original trial judgment by the Company in September 1997 and in accordance with Nevada law.

On June 2, 2003, the Company was notified that the U.S. District Court of Nevada ruled in favor of the Company on the contested interest issue. Accordingly, interest on the jury verdict accrues only from November 15, 2002, until the date the judgment is satisfied. The Company had previously accrued $328,624 for interest, which will not be adjusted until such time as the final disposition of the judgment has been determined.

It is possible that this decision on the post-trial interest issue may result in an appeal or other legal actions by Racusin. An appeal on the recent court ruling, additional legal actions, etc. could extend this matter for an additional one to six years.

On July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada. Additionally, the Company has filed an adversary proceeding seeking to subordinate the claim of Racusin. The claim arises out of a judgment entered in favor of Racusin against the Companies in the current amount of approximately $1,350,000 for breach of a contract to issue Racusin common stock of the Company.

The Company recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the jury verdict less amounts previously paid by the Company. The Company has been in litigation with Racusin, who introduced certain underwriters in connection with the initial public offering, since 1995. The Company disputed Racusin’s claim for compensation under agreements that the Company believed were unenforceable.

Imagineering Systems, Inc.

This matter was heard by the Nevada Supreme Court on April 15, 2003. On June 18, 2003, an order of the Supreme Court of the State of Nevada was filed reversing in part and affirming in part the jury verdict on October 30, 2000. The Supreme Court of Nevada found that there was insufficient evidence to support the $397,500 jury award for breach of contract damages against the Company and instead found that substantial evidence only supported damages for breach of contract totaling $294,600. In addition, the Court affirmed the decision of the district court to award $500,000 in damages against the Company for breach of the implied covenant of good faith and fair dealing.

On August 25, 2003, subsequent to the reported period, the Company was notified that the Supreme Court denied its request for further review of this matter. The Company has recorded a liability in the amount of 794,600 plus interest of $333,461 and a receivable for monies owed to the Company against the claim of $76,583 plus interest in the amount of $37,857 as of July 31, 2003.

Willow International Ventures Corporation

In 2001, the Company was sued for trademark infringement by Willow International Ventures Corporation (“Willow”) regarding the name “Mega$ports”. On August 28, 2002, subsequent to the reported period, Willow and the Company settled. In anticipation of the settlement, on July 22, 2002, the Company officially changed the name of Mega$ports, Inc. to Contest Sports Systems, Inc. and, as a result of the settlement, the Company wrote off the Mega$ports trademark in the amount of $252,532 in the quarter ended July 31, 2002 .

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
None

Item 3. Defaults upon senior securities
None

Item 4. Submission of matters to a vote of security holders

On July 29, 2003, the Company held its Annual Meeting of Shareholders. The election of the directors was the only matter held to a vote at the meeting. The total number of shares of common stock outstanding at the record date, June 13, 2003, was 8,137,765 shares. The number of votes represented at this meeting were 7,593,893 shares.

At the meeting, the Shareholders were asked to elect five directors with each director to serve until the next annual meeting of the Stockholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the board of Directors were elected and the results of the voting were as follows:

Name	Votes for	Votes against	Abstentions
Victor J. Salerno	6,985,663	608,230	0
Timothy F. Lockinger	6,985,663	608,230	0
W. Larry Swecker	6,985,663	608,230	0
Judy Salerno	6,995,663	598,230	0
Bruce Dewing	6,995,663	598,230	0

Item 5.        Other information
None

Item 6. Exhibits and reports on Form 8-K.

a.)    Exhibits.

Exhibit Number Description
31.1 Certification of the Chief Executive Officer
31.2 Certification of the Chief Financial Officer
32.   Chief Executive Officer’s and Chief Financial Officer’s Certification under Section 906 of the Sarbanes-Oxley Act of 2002

    b.) Reports on Form 8-K

On June 4, 2003, the Company filed a Form 8-K with respect to an Item 5 matter (court ruling on interest issue in Racusin lawsuit) which is hereby incorporated by reference.

On July 11, 2003, the Company filed a Form 8-K with respect to an Item 5 matter (court ruling on jury verdict of October 30, 2000) which is hereby incorporated by reference.

On July 25, 2003, the Company filed a Form 8-K with respect to an Item 3 matter (AWI and Leroys’ filed Chapter 11 bankruptcy) which is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: September 12, 2003

By: __/s/___Timothy F. Lockinger
Timothy F. Lockinger
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

