Form 10QSB
period 2003-10-31
AMERICAN WAGERING INC
filed 2003-12-15
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003 .

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
[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of December 1, 2003.

AMERICAN WAGERING, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                3
Item 1. Financial Statements                    3
CONSOLIDATED BALANCE SHEETS                                                                                                           3
CONSOLIDATED STATEMENTS OF OPERATIONS                                                                                        4
CONSOLIDATED STATEMENTS OF OPERATIONS                                                                                        5
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                        6
AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES                                                 7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations                                    11
Item 3. Controls and Procedures                                                                                                                                    14
PART II – OTHER INFORMATION                                                                                                                                       15
Item 1. Legal Proceedings                                                                                                                                              15
Item 2. Changes in securities and use of proceeds                                                                                                           16
Item 3. Defaults upon senior securities                                                                                                                            16
Item 4. Submission of matters to a vote of security holders                                                                                              16
Item 5. Other information                                                                                                                                               16
Item 6. Exhibits and reports on Form 8-K.                                                                                                                     17

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements (1)
                 AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) (2) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2003 (Unaudited)	January 31, 2003

CURRENT ASSETS
Cash	$3,153,152	$4,329,654
Restricted deposits	1,056,886	176,837
Accounts receivable, net of allowance for doubtful accounts of $40,296 and $32,750	444,213	542,493
Inventories	434,448	424,482
Deferred tax asset, net	440,481	440,481
Prepaid expenses and other current assets	346,849	177,176

	5,876,029	6,091,123
PROPERTY AND EQUIPMENT, net	3,075,253	3,113,766
GOODWILL	103,725	103,725
OTHER ASSETS	304,623	303,083

	$9,359,630	$9,611,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$122,065	$114,669
Accounts payable	159,492	248,957
Accrued expenses	459,653	814,332
Unpaid winning tickets	685,893	953,868
Customer deposits and other current liabilities	853,075	593,549
Litigation payable		2,295,857

	2,280,178	5,021,232

LIABILITIES AND REDEEMABLE PREFERRED STOCK SUBJECT TO COMPROMISE
Accounts payable and accrued expenses	156,805
Accrued expenses	365,633
Litigation payable, including accrued interest	3,100,310
Redeemable Series A preferred stock - 3,238 SHARES	323,800

	3,946,548

LONG-TERM DEBT, less current portion	1,579,966	1,672,547
OTHER LONG-TERM LIABILITIES	25,000	25,000

	1,604,966	1,697,547

	7,831,692	6,718,779

REDEEMABLE SERIES A PREFERRED STOCK–3,238 SHARES (3)		323,800

STOCKHOLDERS’ EQUITY
Series A preferred stock – 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(12,054,837)	(11,013,657)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)

	1,527,938	2,569,118

	$9,359,630	$9,611,697

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31,
(UNAUDITED) (5)

	2003	2002

REVENUES (7)
Wagering	$1,661,359	$1,541,027
Systems	1,075,903	950,778

	2,737,262	2,491,805

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	1,394,187	1,388,593
System s	574,007	469,898

	1,968,194	1,858,491

Research and development	246,305	225,678
Selling, general and administrative	503,703	553,870
Depreciation and amortization	85,963	88,957

	2,804,165	2,726,996

OPERATING LOSS	(66,903)	(235,191)

OTHER INCOME (EXPENSE)
Interest income	4,374	9,543
Interest expense	(36,449)	(39,230)
Reorganization expense (4)	(1,188)
Litigation judgment (8)		(6,970)
Other, net	22,611	31,787

	(10,652)	(4,870)

LOSS FROM CONTINUING OPERATIONS	(77,555)	(240,061)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations		(89)

NET LOSS	$(77,555)	$(240,150)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations	$(0.01)	$(0.04)
Loss from discontinued operations		$(0.00)
Net income (6)	$(0.01)	$(0.04)
See notes to consolidated financial statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31,
(UNAUDITED) (5)

	2003	2002

REVENUES (7)
Wagering	$4,222,135	$3,571,510
Systems	3,220,820	3,123,116

	7,442,955	6,694,626

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	3,526,958	3,243,357
System s	1,549,579	1,452,009

	5,076,537	4,695,366

Research and development	714,885	685,478
Selling, general and administrative	1,474,490	1,555,651
Depreciation and amortization	313,036	298,461

	7,578,948	7,234,956

OPERATING LOSS	(135,993)	(540,330)

OTHER INCOME (EXPENSE)
Interest income	17,702	38,393
Interest expense	(111,798)	(117,993)
Reorganization expense (4)	(1,188)
Litigation judgment (8)	(800,465)	(271,502)
Other, net	97,858	89,880

	(797,891)	(261,222)

LOSS FROM CONTINUING OPERATIONS	(933,884)	(801,552)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations		630,557
Loss from operations of discontinued segments		(216,142)

		414,415

NET LOSS	$(933,884)	$(387,137)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations	$(0.13)	$(0.12)
Loss from discontinued operations		$0.05
Net income (6)	$(0.13)	$(0.06)

See notes to consolidated financial statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31,
(UNAUDITED)

	2003	2002

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$122,149	$(599,168)

INVESTING ACTIVITIES
Investment in restricted deposits	(1,000,222)	(50,429)
Withdrawals of restricted deposits	120,173	153,232
Purchase of property and equipment	(226,122)	(267,531)
Net cash provided by (used in) investing activities	(1,106,171)	(164,728)

FINANCING ACTIVITIES
Repayment of borrowings	(85,185)	(72,132)
Proceeds from borrowings		100,493
Preferred stock redeemed		(50,000)
Dividends	(107,395)	(109,201)
Other	100	--

Net cash used in financing activities	(192,480)	(130,840)

NET DECREASE IN CASH	(1,176,502)	(894,736)
CASH AT BEGINNING OF PERIOD	4,329,654	3,756,113

CASH AT END OF PERIOD	$3,153,152	$2,861,377

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and Subsidiaries (collectively the "Company"), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, previously filed on April 25, 2003 with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2003, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2. Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), the parent company, American Wagering, Inc. ("AWI") and one of its wholly-owned subsidiaries Leroy’s Horse and Sports Place ("Leroy’s") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). The consolidated financial statements for the nine months ended October 31, 2003, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if AWI and Leroy’s are unable to successfully emerge from Chapter 11 and continue as a going concern. The Company continues to cut costs, increase revenues and accumulate cash liquidity by increasing profitable and closing unprofitable Leroy’s locations and leasing self service kiosks as part of AWI Manufacturing getting underway in fiscal 2004 to enable the Company to resume as a going concern upon exiting from Chapter 11. For more information regarding the bankruptcy proceedings, please see the discussion contained in, Part I, Item 2, of this report.

3.  Liabilities and Redeemable Preferred Stock subject to compromise as of October 31, 2003

Description	AWI	Leroy’s	Total

Accounts payable	$75,653	$81,152	$156,805
Accrued expenses	308,100	57,533	365,633
Judgment payable - Racusin	1,972,249		1,972,249
Judgment payable - Imagineering	1,128,061		1,128,061
Redeemable Series A Preferred Stock	323,800		323,800

	$3,807,863	$138,685	$3,946,548

4. Reorganization costs

Reorganization costs are charged to expense as incurred.

5. Supplemental unaudited condensed financial statements of debtor-in-possession

Balance Sheets as of October 31, 2003	AWI	Leroy’s

Assets
Cash	$124,178	$2,045,246
Restricted cash and investments		1,047,519
Deferred tax asset	440,481
Prepaid expenses and other current assets	143,549	164,143

	708,208	3,256,908
Property and equipment, net	42,090	309,164
Due from affiliates*	3,731,492	3,203,014
Investment in subsidiaries*	1,573,009
Other assets	238,361	2,100

	$6,293,160	$6,771,186

Liabilities and Equity
Accounts payable	$14,942	$21,685
Accrued expenses	29,730	197,548
Unpaid winning tickets		685,594
Customer deposits and other current liabilities		878,075

	44,672	1,782,902
Due to affiliates, subject to compromise*	3,200,754	1,433,336
Other liabilities subject to compromise	3,807,863	138,685
Equity	(760,129)	3,416,263

	$6,293,160	$6,771,186

Statement of Operations for the nine months ended October 31, 2003	AWI	Leroy’s

Revenues	$823,685	$4,223,297
Costs and expenses	819,154	4,427,886

Income (loss) from operations	4,531	(204,589)
Other income (expense)	(804,613)	(14,752)

Net loss from continuing operations	(800,082)	(219,341)
Discontinued operations	(529,762)	(183,724)

Net loss	$(1,329,844)	$(403,065)

The condensed balance sheets may not reflect, as liabilities, the total amount of the claims filed against AWI and Leroy’s in the Chapter 11 Cases as the date for the filing of pre-petition claims has not passed and the assertion of additional bankruptcy claims is possible.
____________
*Eliminated in consolidation

6. Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. Since the Petition Date, there have been no dividends paid on preferred stock. For the operating periods presented, the tables below reconcile net income and weighted average shares outstanding used to calculate basic income per share to those used to calculate diluted income per share:

Three months ended October 31,
	2003	2002

Loss from continuing operations	$(77,555)	$(240,061)
Preferred stock dividends	(36,192)	(36,191)

Net loss, as adjusted	$(113,747)	$(276,252)

Loss from discontinued operations		$(89)

Net loss	$(77,555)	$(240,150)
Preferred stock dividends	(36,192)	(36,191)

Net loss, as adjusted	$(113,747)	$(276,341)

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	8,083,132	8,152,807

Nine months ended October 31,
	2003	2002

Loss from continuing operations	$(933,884)	$(801,552)
Preferred stock dividends	(107,395)	(109,201)

Net loss, as adjusted	$(1,041,279)	$(910,753)

Income from discontinued operations		$414,415

Net loss	$(933,884)	$(387,137)
Preferred stock dividends	(107,395)	(109,201)

Net loss, as adjusted	$(1,041,279)	$(496,338)

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	8,175,587	8,150,891

7. Business segments

The Company conducts its continuing operations with customers through its Wagering and Systems segments. The Wagering segment operated 47 race and sports books throughout Nevada as of October 31, 2003. The Systems segment designs, markets, installs and maintains sports and race book wagering systems for the Nevada sports betting industry. The Company’s Keno segment was discontinued during fiscal year ended 2002 and renamed AWI Manufacturing in fiscal year ended 2003. AWI Manufacturing, included in the Systems segment is currently leasing three kiosks to Leroy’s locations.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation .

Three months ended October 31,
Continuing Operations	2003	2002

Operating income (loss)
Wagering	$185,057	$96,327
Systems	131,500	115,853
SG&A	(383,460)	(447,371

	$(66,903)	$(235,191

Nine months ended October 31,
Continuing Operations	2003	2002

Operating income (loss)
Wagering	$511,197	$123,568
Systems	524,056	609,025
SG&A	(1,171,246)	(1,272,923

	$(135,993)	$(540,330

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

In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change and will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with Statement of Financial Accounting Standard No. 5, the Company has recorded the Racusin and Imagineering litigation liabilities (discussed in Part II) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change. The litigation amount is subject to compromise and could materially increase or decrease depending on the outcome of the Chapter 11 Cases.

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

The Company does not believe the Chapter 11 Cases will have any material effect upon the Company’s or Leroy’s various licenses, permits and approvals.

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

Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), the parent company, American Wagering, Inc. ("AWI") and one of its wholly-owned subsidiaries, Leroy’s Horse and Sports Place, Inc. ("Leroy’s"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate the assets and business as debtor-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court in AWI’s and Leroy’s Chapter 11 proceedings. The Company’s other subsidiaries, including Computerized Bookmaking Systems, Inc. ("CBS"), are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries. On July 28, 2003, motions were filed and the court approved, Leroy’s to honor all sports wagering and other gaming liabilities such as future wagers and unpaid winning tickets, joint administration of the AWI case and the Leroy’s case, payment of all wages, salaries, employee benefits and all reimbursable employee expenses, and the maintenance of AWI and Leroy’s prepetition cash management system and prepetition bank accounts. Since the Petition Date, preferred stock dividends have not been paid and the preferred stock is subject to treatment under the AWI and Leroy’s plan of reorganization. The consolidated financial statements for the nine months ended October 31, 2003, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if AWI and Leroy’s are unable to successfully emerge from bankruptcy.

Liquidity and Capital Resources

The Company has minimum cash flow from operations and exposures due to the litigation judgments against the Company in two lawsuits referred herein as the Racusin case and the Imagineering case and, on July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada

The ultimate disposition and payment of the judgment in the Racusin and Imagineering matters will be determined by the United States Bankruptcy Court. A more complete discussion of these cases can be found in the "Legal Proceedings" section of this 10-QSB found under Part II, Item 1. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. For these reasons, our independent auditors, Piercy Bowler Taylor and Kern, have indicated in their report dated April 8, 2003, included in the 10-KSB for the fiscal year ended January 31, 2003, that they had substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to accumulate cash liquidity by increasing profitable and closing unprofitable Leroy’s locations and leasing self service kiosks as part of AWI Manufacturing getting underway in fiscal year ending January 31, 2004, to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company is also in the process of phasing out unprofitable operations. Payment of final judgments at accrued amounts and final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern.

On December 31, 2002, the Company was notified that its bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves of $2,100,000 to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,000,000 in a certificate of deposit on February 25, 2003, which is classified in its balance sheet restricted cash. The Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,100,000. Mr. Salerno was paid $38,500 (3.5% of the $1,100,000) for his personal guarantee. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s Horse & Sports Place subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

RESULTS OF OPERATIONS – Nine months ended October 31, 2003 and 2002

Revenues

Revenues for the nine months ended October 31, 2003, increased $748,329 (11.2%) to $7,442,955 from the nine months ended October 31, 2002. The increase in revenues consists primarily of an increase in Wagering revenues of $650,625 resulting from a 12.5% increase in net win and a $208,107 increase in pari-mutuel race commission revenue and an increase in Systems revenues of $97,704 (3.1%) for the nine months ended October 31, 2003. These increases are attributable to events and conditions described below.

Wagering Operations
Revenues from wagering increased $650,625 (18.2%) to $4,225,135 in the first nine months of 2003 as compared with the same nine-month period in 2002. The increase in revenue is attributable to an increase in the net win percentage to 6.6% compared to 6.1% for the nine months ended October 31, 2002. Additionally, pari-mutuel race commission revenue increased $208,107 (482.4%) for the nine months ended October 31, 2003. The Company did not have a pari-mutuel race location for the first six months of fiscal year 2003. Handle was $60,417,783 for the nine months ended October 31, 2003, $2,585,609 more than the same nine-month period ended October 31, 2002. The Company attributes the increase in handle to an increase in viable locations and increased customer loyalty. There is no assurance that our handle will increase or decrease in the future. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may also result in declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems Operations
Equipment and software license sales increased $203,441 (18.2%) over the same period in 2002 while the gross profit margin remained relatively flat at 56% in the current period compared to 55% in the prior period. Maintenance revenues decreased $105,737 (5.3%) to $1,900,547 associated with decreased maintenance cost on the newer product installations. CBS equipment sales typically are low volume, high dollar transactions. Equipment sales are not recurring like the maintenance fees; as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book, this is a limiting factor on the number of potential customers and potential sales.

Operating Costs and Expenses

Comparative operating costs and expenses for the nine months ended October 31, 2003, increased $343,922 (4.8%) to $7,578,948 as compared to $7,234,956 for the same period in 2002 primarily as a result of increased direct costs and expenses as discussed below.

Direct Costs and Expenses
The increase in the direct costs and expenses for the Wagering segment of $283,601 (8.7%) is primarily due to a $191,220 (10.6%) increase in employee expenses, and a $88,236 (265.6%) increase in pari-mutuel race expenses associated with new pari-mutuel race locations and a $39,581 (12.5%) increase in location rents and equipment rental. These increases are generally associated with cost of living increases for employees, the addition of pari-mutuel race in fiscal 2003 and costs associated with the new locations. Direct costs and expenses for the Systems segment increased $97,570 (6.7%) primarily due to increased cost of systems sold related to increased equipment sales.

For the nine months ended October 31, 2003, Research and Development costs and Depreciation and Amortization increased modestly as a normal result of changes in mix of business. Selling, General and Administrative expenses decreased $81,161 (5.2%) primarily from reduced legal fees.

Operating Income

The operating loss decreased for the nine months ended October 31, 2003 by $404,337 (74.8%) from the same nine month period ended October 31, 2002 for the reasons discussed in the previous sub-section.

Other Income and Expense

Litigation expense increased $528,963 over the nine months ended October 31, 2002. On August 25, 2003, subsequent to the reported period, the Company was notified the Supreme Court denied the request for another review in the Imagineering case and that the judgment would remain as originally ordered on April 15, 2003. The Company has recorded an additional $802,041 including interest, against this claim in the nine months ended October 31, 2003. The Company had recorded the judgment in the Willow case for the nine months ended October 31, 2002.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The ultimate disposition and payment of the Racusin, Imagineering, and Jean Development Company matters listed below will be determined by the United States Bankruptcy Court.

Racusin

On July 7, 2003, the U.S. District Court for the District of Nevada issued a "Judgment Upon a Jury Verdict" in favor of Michael Racusin ("Racusin") and against the Company in the net amount of $1,328,764 plus interest at the legal rate commencing on June 20, 2003 until paid. This amount was calculated as the gross judgment of $2,310,000 plus interest of $183,393 (through June 20, 2003) reduced by the amounts previously paid to Racusin by the Company ($756,340 plus interest of $408,289 through June 20, 2003).

The Company believes that Racusin will appeal the interest portion of the judgment to the Ninth Circuit Court of Appeals claiming that interest is due from the date of the breach (May of 1996) rather than from the date of the trial (November of 2002). This potential appeal on the judgment, or other legal actions, could extend this matter for an additional one to three years and, if successful, could increase the net amount of the judgment by approx. $1,500,000 (as of June 20, 2003) for the additional interest. The Company had previously accrued $328,624 for interest, which will not be adjusted until such time as the final disposition of the judgment and interest issue has been determined.

On July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the District of Nevada, Northern Division, in Reno, Nevada (the "Bankruptcy Court"). Additionally, the Company has filed an adversary proceeding seeking to subordinate the claim of Racusin relating to the judgment; currently, the adversary proceeding is scheduled to be heard by the Bankruptcy Court on January 5, 2004.

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

Imagineering Systems, Inc.

On June 18, 2003, an order of the Supreme Court of the State of Nevada was filed reversing in part and affirming in part the jury verdict of October 30, 2000. The Supreme Court of Nevada found that there was insufficient evidence to support the $397,500 jury award for breach of contract damages against the Company and instead found that substantial evidence only supported damages for breach of contract totaling $294,600. In addition, the Court affirmed the decision of the district court to award $500,000 in damages against the Company for breach of the implied covenant of good faith and fair dealing. On August 25, 2003, the Company was notified that the Supreme Court denied its request for further review of this matter.

As of October 31, 2003, the Company has recorded a liability in the amount of $794,600 plus interest of $333,461 relating to the judgment. In addition, as of October 31, 2003, the Company has recorded a receivable for monies owed by Imagineering to the Company in the amount of $76,583 plus interest in the amount of $37,857.

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

         a)  Exhibits.

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

Dated December 15, 2003

By: /s/  Timothy F. Lockinger
      Timothy F. Lockinger
      Chief Financial Officer, Secretary and Treasurer
      (Principal Accounting Officer)

