Form 10KSB
period 2004-01-31
AMERICAN WAGERING INC
filed 2004-04-30
CIK 1005214

  ______________________________________________________________________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ______________________________________________________________________________________________________________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
  ______________________________________________________________________________________________________________________

Commission File No. 000-20685

AMERICAN WAGERING, INC.
(Name of Small Business Issuer in its Charter)

  _______       Nevada  ______________                                                                                                                                       _________88-0344658________
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
                                                                                                           (Address of principal executive offices) (Zip Code)

                                                                                   (702) 735-0101
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
                                                                      Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ÿ

The issuer’s revenues for the fiscal year ended January 31, 2004, were $10,891,946

The aggregate market value of the voting and non-voting stock (which consists solely of shares of Common Stock) held by non-affiliates as of April 14, 2004 computed by reference to the average bid and asked price for the registrant’s Common Stock as quoted on the NASD Over-The-Counter Bulletin Board on such date, was approximately $3,134,738.

The number of shares of the issuer’s Common Stock outstanding as of April 14, 2004, was 7,836,846.

TABLE OF CONTENTS

                                                                                                                                                                                                                                                   Page
PART I
ITEM 1: DESCRIPTION OF BUSINESS                                                                                                                   3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                                                                              14
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                             14
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              15

PART II
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                                                         16
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                                  17
ITEM 7: FINANCIAL STATEMENTS                                                                                                                                      22
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES                                                                                                                                      22
ITEM 8A: CONTROLS AND PROCEDURES                                                                                                           22

PART III
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                                                                                23
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                                 25
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS                                                                                                               26
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                                     27
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                                  28
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                      29

PART I

Item 1. Description of Business

Primary business formation and operating activities . In August 1995, American Wagering, Inc., a Nevada Corporation (the "Company"), was formed as the holding Company for Leroy’s Horse and Sports Place ("Leroy’s"). Leroy’s was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy’s, through a central computer system located at the Company’s Las Vegas headquarters, operates a statewide network of sports and race wagering facilities in 49 casinos. Leroy’s offers a "turn-key" sports and race wagering operation that allows casinos to satisfy their patrons desire for sports and race wagering without bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy’s more effectively hedges risks and more efficiently covers fixed overhead. In October 1996, the Company acquired from Autotote Corporation, all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. ("CBS")), along with certain software and licensing rights pursuant to a stock transfer agreement between the Company and Autotote Corporation. CBS designs, sells, installs and maintains sports and race book equipment, software and computer systems for the sports betting industry. The Company paid $3 million in cash to Autotote Corporation and guaranteed CBS’ obligation under its mortgage (in the principal amount of approximately $2 million as of such date). The mortgage is on the real estate and building located at 675 Grier Drive, Las Vegas, Nevada, where the Company currently maintains its corporate offices.

Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), the Registrant, American Wagering, Inc. ("AWI") and its wholly-owned subsidiary Leroy’s Horse and Sports Place ("Leroy’s") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). The consolidated financial statements for the year ended January 31, 2004, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if AWI and Leroy’s are unable to successfully emerge from Chapter 11 and continue as a going concern. The Company continues to cut costs, increase revenues and accumulate cash liquidity by increasing profitable and closing unprofitable Leroy’s locations and continuous system sales and related maintenance revenues to enable the Company to resume as a going concern upon emergence from Chapter 11.

The following is a general overview of the provisions of the Amended Plan of Reorganization (the "Amended Plan") as filed with the Bankruptcy Court on April 14, 2004. This overview is qualified in its entirety by reference to the provisions of the Amended Plan. For a more detailed description of the terms and provisions of the Amended Plan (including definitions of capitalized terms), please refer to the Amended Plan. Pursuant to Section 1123(a)(1) of the Bankruptcy Code, Administrative Claims, Preserved Ordinary Course Administrative Claims and Allowed Priority Tax Claims are not designated as Classes. The holders of such unclassified Claims shall be paid in full under the Amended Plan consistent with the requirements of Section 1129(a)(9)(A) of the Bankruptcy Code and are not entitled to vote on the Amended Plan. The distributions under the Amended Plan to each Class are summarized in the following table:

CLASS	DESCRIPTION	TREATMENT	EST. AMOUNT OF CLAIM
Class 1:	Priority Wage Claims	Unimpaired. Paid in accordance with existing terms.	$376,707.00
Class 2:	Priority Benefit Plan Contribution Claims	Unimpaired. Paid in full in Cash on the Payment Date.	$0.00
Class 3:	Priority Customer Deposit Claims	Unimpaired. Paid in full in Cash on the Payment Date.	$0.00
Class 4:	Secured Tax Claims	Unimpaired. Paid in full in Cash on the Payment Date.	$0.00
Class 5:	Miscellaneous Secured Claims	Unimpaired. Cured or paid in full in Cash on the Payment Date.	$0.00

Class 6:	Racusin Claim	Unimpaired. Unless subordinated and treated in Class 13, paid 100% of Claim when Allowed.	$1,328,764.17 Plus interest from June 20, 2003 to July 25, 2003.
Class 7:	LVGI Unsecured Claim	Impaired. Paid pursuant to Settlement Agreement commencing on Payment Date.	$1,200,486.40
Class 8:	General Unsecured Claims of AWI	Unimpaired. Paid 100% of Allowed General Unsecured Claim on the Payment Date.	$99,650.00
Class 9:	General Unsecured Claims of Leroy’s	Unimpaired. Paid 100% of Allowed General Unsecured Claim on the Payment Date.	$58,193.00
Class 10:	Intercompany Claims	Unimpaired. Paid in accordance with existing terms.	$4,633,959.00
Class 11:	Old Leroy’s Common Stock	Unimpaired.	N/A
Class 12:	Old AWI Preferred Stock	Impaired. Paid according to existing terms only after Allowed Claims in Classes 6, 7, 8 and 9 are paid.	$1,092,400.00 Total claim.
Class 13:	Old AWI Common Stock	Impaired. Retain Old AWI Common Stock subject to dilution by any Subordinated Claims.	N/A

All Priority Wage Claims, Priority Benefit Plan Contribution Claims, Priority Customer Deposit Claims, Secured Tax Claims, Miscellaneous Secured Claims and the Racusin Claim, are unimpaired pursuant to the Amended Plan and shall be paid in full in cash. Specifically, Priority Wage Claims shall be paid in the ordinary course of business in accordance with existing terms. Priority Benefit Plan Contribution Claims shall be paid in full upon the latest of: (i) the Payment Date; (ii) such date as may be fixed by the Bankruptcy Court; (iii) the tenth (10 th ) Business Day after such Claim is allowed, or as soon thereafter as practicable; and (iv) such other date as the holder of such Claim and the Debtors, and after the Effective Date, the applicable Reorganized Debtor shall agree. Priority Customer Deposit Claims shall be paid in full upon the latest of: (i) the Payment Date; (ii) such date as may be fixed by the Bankruptcy Court; (iii) the tenth (10 th ) Business Day after such Claim is allowed, or as soon thereafter as practicable; (iv) such other date as the holder of such Claim and the Debtors, and after the Effective Date, the applicable Reorganized Debtor shall agree; and (v) a date when such Priority Customer Deposit Claim becomes due and owing. Secured Tax Claims shall be paid upon the latest of: (i) the Payment Date; (ii) such date as may be fixed by the Bankruptcy Court; (iii) the tenth (10 th ) Business Day after such Claim is allowed, or as soon thereafter as practicable; (iv) the date on which such Secured Tax Claim is scheduled to be paid under applicable law or regulation; and (v) such other date as the holder of such Claim and the Debtors, and after the Effective Date, the applicable Reorganized Debtor shall agree. Finally, Miscellaneous Secured Claims shall either receive on account of such Claim, Plan Distribution Cash equal to Allowed Secured Claim or such lesser amount to which the holder of such Allowed Secured Claim shall agree, in full satisfaction and release of such Allowed Secured Claim; or Debtors or the applicable Reorganized Debtor, as the case may be, shall abandon the collateral securing such Claim to the holder thereof in full satisfaction and release of such Claim.

The Racusin Claim is provided for in Class 6. The holder of the Racusin Claim shall receive Plan Distribution Cash equivalent to 100% of the Allowed Racusin Claim in the amount of the Racusin Judgment on the latest of: (i) the Payment Date; (ii) such date as may be fixed by the Bankruptcy Court; and (iii) if it is a Disputed Claim, the tenth (10 th ) Business Day after such Claim is allowed. If after the Effective Date the Racusin Judgment is increased as a result of the Racusin Appeal, the holder of the increased Allowed Racusin Claim shall receive Plan Distribution Cash equivalent to 100% of such additional amount on the latest of: (i) the Payment Date; (ii) such date as may be fixed by the Bankruptcy Court; (iii) the tenth (10 th ) Business Day after such Claim is allowed; and (iv) such date as the holder of such Claim and the Reorganized Debtors shall agree. If Debtors prevail on the Subordination Appeal, the Racusin Claim shall be a Subordinated Claim and treated in Class 13.

General Unsecured Claims of AWI are provided for in Class 8. Holders of Class 8 Claims are unimpaired. Each holder of an Allowed General Unsecured Claim of AWI shall receive with interest Plan Distribution Cash equivalent to 100% of its Allowed General Unsecured Claim or other treatment agreed to between AWI and such holder upon the latest of: (i) the Payment Date; (ii) the tenth (10 th ) Business Day after such Claim is allowed, or as soon thereafter as practicable; and (iii) such other date as the holder of such Claim and the Debtors, and after the Effective Date, the applicable Reorganized Debtor shall agree.

General Unsecured Claims of Leroy’s are provided for in Class 9. Holders of Class 9 Claims are unimpaired. Each holder of an Allowed General Unsecured Claim of Leroy’s shall receive with interest Plan Distribution Cash equivalent to 100% of its Allowed General Unsecured Claim or other treatment agreed to between Leroy’s and such holder upon the latest of: (i) the Payment Date; (ii) the tenth (10 th ) Business Day after such Claim is allowed, or as soon thereafter as practicable; and (iii) such other date as the holder of such Claim and Leroy’s or Reorganized Leroy’s has agreed or shall agree.

The LVGI Unsecured Claim is impaired under the Amended Plan and the Holder of the Allowed Claim in Class 7 is entitled to vote on the Amended Plan. In accordance with the LVGI Settlement Agreement, LVGI shall receive in full payment and satisfaction of the Imagineering Judgment a total principal sum of $1,000,000.00 payable as follows:

     (a)   Initial Payment. On the Payment Date, LVGI will receive Plan Distribution Cash of $320,000.00 (leaving a remaining balance of $680,000.00).
     (b)  Payment Upon Refinancing. Upon completion of a refinancing of the real property owned by CBS, AWI will cause CBS to pay LVGI the greater of fifty percent (50%) of the net proceeds realized from the refinancing or $200,000.00 (leaving a remaining balance of $480,000.00 assuming the minimum $200,000.00 payment).
   (c)  Monthly Payments. The balance of the Claim plus interest at the rate of six percent (6%) per annum shall be paid in 24 monthly installments as set forth in the amortization schedule attached to the LVGI Settlement Agreement.

Old AWI Preferred Stock and Old AWI Common Stock are impaired under the Amended Plan and the Holders of the Allowed Claims in Classes 12 and 13 are entitled to vote on the Amended Plan. Holders of Old AWI Preferred Stock shall be paid in accordance with the terms of the Old AWI Preferred Stock and the Certificate of Designation only after Allowed Claims in Classes 6, 8 and 9 are paid in full and payments to Class 7 are current pursuant to the Amended Plan. Finally, holders of Old AWI Common Stock shall retain their Old AWI Common Stock; however, in the event that the Debtors are successful on the Subordination Appeal, Old AWI Common Stock shall be diluted by any Subordinated Claim which shall receive Old AWI Common Stock on the Effective Date.

For more information regarding the bankruptcy proceedings, please see the discussion contained in Part II, Item 6, of this report.

Recent material litigation and related business activities. The Company is currently involved in litigation in the Racusin and Imagineering cases. The outcome of these cases will have a material adverse effect on the Company. A more complete discussion of these cases is found in the "Legal Proceedings" section of this 10-KSB found in Item 3.

The Company also owned and operated Mega$ports (ACT) Pty. Ltd. ("Mega$ports (ACT)") located in Canberra, Australia, an international wagering hub licensed to accept both fixed odds and pari-mutuel interactive wagers on the telephone and Internet. On July 27, 2000, the Company settled a complaint filed by the State Gaming Control Board, without admitting or denying the allegations, by agreeing to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to Mega$ports (ACT). On June 18, 2002 the Company entered into a Share Sale agreement with Euraust Limited ("Euraust"), in which the Company agreed to sell the Mega$ports (ACT) subsidiary to Euraust. The Chairmen of the State Gaming Control Board and Nevada Gaming Commission concluded that a complete divestiture cannot occur so long as there is a continuing obligation from the buyer to pay the Company on its note receivable (valued at $624,600) based on a percentage of handle. The Company was unsuccessful in its attempts to negotiate a modification or discount for a lump-sum payment with the buyer. The Company wrote-off as uncollectible the existing note to gain on disposal of discontinued operations in the prior fiscal year ended January 31, 2003.

Other business activities and historical background . The Company owns AWI Manufacturing , Inc. ("AWIM") which was originally named AWI Keno, Inc ("AWIK"). AWIK designed, installed, operated and maintained computerized keno systems. In July 2002, the Company discontinued its keno operations. In preparation of the release of the self-service race and sports wagering terminals, AWIK changed its name to AWI Manufacturing, Inc. ("AWIM"). AWIM began operations in the first quarter of fiscal 2004 and currently has 9 kiosks in operation.

On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. ("ACS"), a systems competitor of CBS, pursuant to an asset purchase agreement between the Company and ACS and settled certain litigation between them. The Company paid ACS $500,000 in cash and $250,000 in the Company’s Common Stock for the assets, including software and restrictions on ACS and its shareholder not to compete or solicit the Company’s customers. The Company’s two new subsidiaries, AWI Sports Systems, Inc. ("AWISSI") and AWI Hotel Systems, Inc. ("AWIHSI") were the designated acquirer of the sports wagering software and hotel systems software, respectively and assumed certain contractual obligations of ACS, including all customer contracts. The Company initially owned 80% of AWISSI and 51% of AWIHSI and the sole shareholder of ACS owned the remaining interests. On June 8, 2000, the Company terminated a systems consulting agreement and sold the assets of AWIHSI to the sole owner of ACS in exchange for ACS’s 49% and 20% interests in AWISSI and AWIHSI. On September 15, 2003 the Company dissolved AWISSI.

In November 1999, the Company formed Secured Telephone Operating Platform, LLC. ("STOP"), which designs, installs, and operates a telephone call identification system for its customers. The system determines the origin of a telephone call and accepts or rejects the call based on its origination. The system is used in conjunction with telephone account wagering within the State of Nevada. On January 24, 2004 the Company dissolved STOP.

Las Vegas Area Market

The Company’s primary market (based upon wagering activity) for sports and race book operations is the Las Vegas Valley and surrounding areas (hereinafter, "Las Vegas Area"). At December 31, 2003, the Las Vegas Area included 100 sports books and 78 race books. Leroy’s currently operates 21 of its 50 sports books in the Las Vegas Area. The Las Vegas Area attracts both local residents and Las Vegas visitors. The Las Vegas population was approximately 1.5 million in 2003. Las Vegas is Nevada’s principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas in 2003 was approximately 35.5 million. Las Vegas’ principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation’s most popular convention sites, having hosted conventions in 2003 that were attended by more than 5.6 million people who, it is estimated, spent $6.59 billion, excluding gaming activity.

From 1989 to 2002, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 129.4%, from approximately $3.4 billion in 1989 to approximately $7.8 billion in 2002. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno Area Market

The Reno gaming market and surrounding areas (the "Reno Area") is home to 8 Leroy’s sports and race books. Reno is the second largest city in Nevada with a population of approximately 373,000 for 2003. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous summer and winter recreational activities.

Sports Wagering

Sports wagering is legal in the State of Nevada and in numerous foreign countries, including Canada, Mexico and Australia. Sports wagering at Nevada’s race and sports books increased from approximately $290 million in 1980 to $2.4 billion in 2003. During that same period, the number of sports books in Nevada increased from 24 to 155 .

With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is increased excitement, which, the Company believes, leads to more interest in sports betting.

A sports wagering facility, or "sports book," is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer’s odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from customer play against a statistical advantage that the gambling operator (the "House") possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks and jai alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

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

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos in Las Vegas have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an "unbalanced book". Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need and operates 50 sports books in major metropolitan areas in Nevada (21 are in the Las Vegas Area, 8 in the Reno/Sparks Area, 22 throughout the State of Nevada, including Laughlin, Jean, Crystal Bay,

Mesquite, Elko, Gardnerville, Hawthorne, Spring Creek, Verdi, Wendover, Winnemucca, Pahrump, Jackpot, Ely and Fernley). The locations include the Riviera Hotel/Casino, Tropicana Resort/Casino, and Four Queens Hotel/ Casino in the Las Vegas Area and Carson Nugget Casino, and Rail City Casino in the Reno Area. Under Nevada gaming law, Leroy’s is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees. The remaining 100 sports books in the state are operated primarily by the casinos in which they reside.

When Leroy’s began operations in 1978, it was one of only 7 sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy’s encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelable by either party on 30 to 90 days notice, and some have incentive (or participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy’s centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet. The ticket is then distributed to the customer with Leroy’s simultaneously recording the wager. Personnel at Leroy’s main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy’s locations.

The Company believes that Leroy’s has lower maximum betting limits than many sports books operated by the larger casinos. It has established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, the Company sets even lower limits for bets placed over the telephone, which are currently accepted only from within the State of Nevada and are limited to $2,200 per day per customer (unless a higher limit for a specific customer is approved by the State Gaming Control Board). The Company believes that geographical dispersion across the State of Nevada is more likely to attract bets from customers more evenly on both sides of a line, thereby further limiting its risk.

Professional and college football games currently comprise about 38% of the amount bet at the Leroy’s locations with professional and college basketball games comprising about 29%. Professional baseball is next at about 26%. Historically, Leroy’s business has been seasonal in nature with approximately 55% of its handle arising during the months of September through January. Leroy’s wagering handle for the September 2003 to January 2004 season consisted primarily of football with approximately 64%, basketball with approximately 19% and baseball with approximately 9%. Hockey comprises the majority of the balance. Leroy’s race books utilize the same personnel and facilities as its sports books, but Leroy’s does not set its own odds for race wagering. Leroy’s accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. Leroy’s only offers race wagering for a few major events, such as the Triple Crown and the Breeders Cup. Leroy’s currently offers pari-mutuel race wagering at it’s locations in the Sahara Hotel and Casino and in the Silverton Hotel and Gambling Hall in Las Vegas. Leroy’s operates a daily race book with wagers merged into the on-track pari-mutuel pools at these locations.

With the popularity and accessibility of personal computers, bettors now have an additional medium from which to wager on sporting events. While online sports betting has existed for approximately 20 years, few people had access to a computer or the Internet. The Company believes that the dynamic growth in home computing combined with the convenience of betting online will enhance the continued growth of the sports betting industry in general but may have an adverse impact upon the Company’s live wagering facilities in the state of Nevada. At this time, the Company cannot predict what impact, if any, the growth of online wagering may have on the Company’s overall handle (total amount wagered).

Pari-mutuel Wagering

Race - In December 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its’ locations. Leroy’s, in association with a disseminator, offered pari-mutuel wagering on events at racetracks throughout the country including Santa Anita in California and Aqueduct in New York. The Company currently offers pari-mutuel race wagering at three of its locations.

Sports - From June 1997 through March 2000, the Company test marketed pari-mutuel sports wagering at its Nevada books and at approximately 18 other books throughout the State. The Company’s subsidiary, Mega$ports,

Inc., acquired, developed, and marketed the technology. Lack of patron acceptance resulted in the Company’s decision to discontinue the betting alternative and let its Nevada gaming license expire in July 2000. In preparation of the non-gaming kiosk operations projected to begin in fiscal year 2005, Mega$ports, Inc. was renamed Contest Sports Systems, Inc. ("CSS").

Systems Operations

CBS is a technology-driven company that designs, installs and maintains computerized sports and race wagering systems. CBS is the leading race and sports wagering systems supplier in the State of Nevada and provides either wagering systems and/or services to the majority all of the sports and race books in Nevada that are not operated by the Company’s Leroy’s subsidiary. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for repair and maintenance of the system and software support. Operating revenues mainly consist of race and sports wagering equipment sales and the related maintenance contract revenues. CBS sells its race and sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system.

Kiosk Operations

AWIM (originally named AWIK) was formed during the second quarter of fiscal 1999. In July 2002, the Company discontinued its keno operations. In preparation of the release of the self-service race and sports wagering terminals which began in the first quarter of fiscal year 2004, AWI Keno, Inc. was renamed AWI Manufacturing, Inc. ("AWIM"). There are currently 9 kiosks in operation.

Operating Strategy

The Company’s primary operating strategies for the foreseeable future are to focus on its core businesses, operating race and sports books in Nevada and developing, selling and maintaining related systems, becoming more efficient and cutting costs. In Nevada, the Company’s strategy is to expand upon its current base of 50 books. The Company has also developed a new self-service race and sports wagering terminal introduced in the first quarter of fiscal 2004. The new terminal allows patrons to place wagers on their own without the assistance of employees. Patrons are able to wager 24 hours a day on all available events at locations amenable to a 24-hour schedule. The self-service terminal allows the Company to operate profitably in smaller casinos where labor costs are prohibitive and allows improved efficiency at larger casinos. Additionally, the Company is developing a non-gaming version of the self-service terminal which it expects to complete in fiscal year end 2005. The Company has implemented and is also initiating other cost cutting measures.

Proposed Government Regulation

The Company intends to continue to present casinos with a "turn key" sports book operation that allows the casinos to satisfy their patron’s desires for race and sports gaming without bearing the risk and overhead associated with operating the books themselves. Leroy’s anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on the Olympics and on high school and college games. Leroy’s currently accepts wagers on college games and estimates that wagering on college events represents approximately 29% of its revenues. Passage of any such legislation would have a significant negative impact on the Company’s operations.

Regulation and Licensing

The ownership and operation of race and sports books in Nevada are subject to extensive state and local regulation. The Company’s gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the "Nevada Act") and various local regulations. The Company’s gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Commission"), the State Gaming Control Board (the "Board"), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and

other local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such other local jurisdictions are hereinafter collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

The Company has been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy’s is licensed by the Nevada Gaming Authorities as the owner/operator of 50 non-restricted race and/or sports book licenses; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; however, CBS does not maintain any gaming-related licenses because they are not required. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

The Company is registered in Nevada as a publicly traded corporation and, as such, is required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy’s and/or AWIM (as non-public entities) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. The Company, Leroy’s, CBS and AWIM have received from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

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

If it were determined that the Nevada Act was violated by the Company or its subsidiaries, the gaming licenses or registration held by the Company and its subsidiaries could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. However, at the discretion of the Commission, the Company and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the Company’s gaming operations.

A beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company’s voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company’s voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor," the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

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

The Company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such a disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Commission has not imposed such a requirement on the Company.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Company’s board of directors in response to a tender offer made directly to the registered Company’s stockholders for the purposes of acquiring control of the registered corporation.

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

Leroy’s may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions wherein such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for Leroy’s to take advantage of the business opportunities provided by this amendment to the law, the Nevada Gaming Commission must amend its regulatory restrictions "ab initio" or Leroy’s can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to Leroy’s, or that any such amendment would not be burdensome to Leroy’s.

The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If any such bill were to become law, the Company’s ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted.

Competition

There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy’s faces competition from all other sports and race wagering operations throughout Nevada. There are currently 160 sports books in Nevada, of which the Company owns and operates 50. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than the Company’s locations and some casinos operate sports books at other casinos.

CBS faces competition from the larger casinos as well as keeping up with the rapidly growing field of technology. There also is a possibility of another systems provider moving to Nevada.

Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect the Company. In addition, the Company’s operations compete, to varying degrees, with gaming operations in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming. While the Nevada market is continuing to offer expanded tourist attractions, there can be no assurance that this market will be able to sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations provide competition to the Company and its primary market and could adversely affect the Company’s operations, particularly if such gaming were to occur in areas close to the Company’s operations.

Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. There can be no assurance that the Company’s overall business strategy will be successful in achieving the Company’s goal of attracting additional customers to the Company or increasing the Company’s gaming revenues and operating profits.

Employees

The Company and its subsidiaries had approximately 207 full and part-time domestic employees at January 31, 2004 with 152 employed by Leroy’s, 43 employed by CBS and 12 employed by the Company. No employees of the Company and its subsidiaries are currently represented by a labor union. The Company and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Item 2.  Description of Property

The Company’s corporate offices, central computer operations and systems operations are located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada, which is owned by the Company’s subsidiary, CBS. CBS is a debtor under a mortgage loan on the building of which approximately $1.6 million is outstanding as of January 31, 2004. The loan, which accrues interest of 8% annually, is due in full in September 2015 and is secured by a deed of trust, assignment of leases and rents in favor of the lender. The Company has guaranteed CBS obligations under this loan.

Leroy’s operates 50 sports books subject to lease agreements. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 10 years and typically provide for automatic extensions and termination by either party with a 90-day notice. Total rental expense under the leases was approximately $444,000 and $453,000 for the years ended January 31, 2004 and 2003, respectively.

Item 3. Legal Proceedings

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

Racusin has appealed the interest portion of the judgment to the Ninth Circuit Court of Appeals claiming that interest is due from the date of the breach (May of 1996) rather than from the date of the trial (November of 2002). This appeal on the judgment, or other legal actions, could extend this matter for an additional one to two years and, if successful, could increase the net amount of the judgment by approx. $1,500,000 (as of June 20, 2003) for the additional interest. The Company had previously accrued $328,624 for interest, which will not be adjusted until such time as the final disposition of the judgment and interest issue has been determined.

On July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the District of Nevada, Northern Division, in Reno, Nevada (the "Bankruptcy Court"). On January 5, 2004, the Bankruptcy Court denied the Debtor’s motion seeking to subordinate the Racusin judgment pursuant to Section 510(b) of the Bankruptcy Code; the Debtor’s are appealing the decision.

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

Imagineering Systems, Inc.

On June 18, 2003, an order of the Supreme Court of the State of Nevada found that there was insufficient evidence to support the $397,500 jury award for breach of contract damages against the Company and instead found that substantial evidence only supported damages for breach of contract totaling $294,600. In addition, the Court affirmed the decision of the district court to award $500,000 in damages against the Company for breach of the implied covenant of good faith and fair dealing. On August 25, 2003, the Company was notified that the Supreme Court denied its request for further review of this matter. As of October 31, 2003, the Company has recorded a liability in the amount of $794,600 plus interest of $333,461 relating to the judgment.

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

Other

The Company or any subsidiary is not a party to any other material pending legal proceeding nor, to the Company’s knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance, which it considers adequate for the size of the Company and the nature of its business. Except as otherwise noted, management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 29, 2003, the Company held an annual shareholder meeting. The meeting was called for the purpose of electing directors to the board of directors. The number of votes present in person or by proxy was sufficient to constitute a quorum. A majority of the shareholders elected Victor J. Salerno, Timothy F. Lockinger, W. Larry Swecker, Judith (Salerno) Zimbelmann, and Bruce Dewing to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock had been reported by the NASDAQ National Market System under the symbol "BETM" since 1996. Effective August 4, 2000 the Company’s securities began trading on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for the Company’s Common Stock for each of the periods indicated as reported by the NASD OTCBB.

BETMQ.OB - Fiscal Year Ending January 31, 2004
Quarter Ended	High $	Low $
April 30, 2003	0.15	0.07
July 31, 2003	0.32	0.05
October 31, 2003	0.23	0.08
January 31, 2004	0.21	0.12

BETMQ.OB - Fiscal Year Ending January 31, 2003
Quarter Ended	High $	Low $

April 30, 2002	0.48	0.28
July 31, 2002	0.75	0.29
October 31, 2002	0.43	0.13
January 31, 2003	0.28	0.11

The approximate number of record holders of shares of the Common Stock of the Company outstanding as of April 18, 2004, was 61. No cash dividends have been declared or paid on the Company’s Common Stock.

PENNY STOCK

Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Overview

The Company’s primary operating strategy currently and upon emergence from Chapter 11 for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy’s, developing/selling/maintaining race/sports books systems through CBS, and leasing self-service wagering kiosks through AWIM. The self-service sports wagering kiosk allows the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready in the fiscal year ending January 31, 2005.

In preparation for the kiosk operations, AWI Keno, Inc., a subsidiary of the Company, was renamed AWI Manufacturing, Inc. ("AWIM") and Mega$ports, Inc., a subsidiary of CBS, was renamed Contest Sports Systems, Inc. ("CSS"). Kiosk operations will be accounted for under either AWIM or CSS depending on whether the particular kiosk is the gaming or non-gaming version.

The Company will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of sports and race books operated by Leroy’s may increase or decrease in the future due to the closure of unprofitable locations, or host properties, and closures due to other factors beyond our control or the possible opening of new locations with greater potential for profitability. There is no assurance that we will be able to add new locations and/or that any new locations so added will be profitable.

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows assuming resolution of the Racusin and Imagineering Systems, Inc. litigations through the amended plan of reorganization. The Company plans to accumulate cash liquidity during the current year ended fiscal 2005 to fund the purchase of kiosks, possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company has possible negative cash flow exposures due to potential litigation judgments (primarily Racusin and Imagineering Systems, Inc.; see "Legal Proceedings"). Final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances and anticipated cash flows. Final judgments in connection with these matters could be determined within the next twelve months and are material to the financial viability of the Company.

Liquidity and Capital Resources

On July 25, 2003 (the "Petition Date"), American Wagering, Inc. ("AWI") and its wholly-owned subsidiary Leroy’s Horse and Sports Place, Inc. ("Leroy’s") (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate the assets and business as debtor-in-possession and are subject to the supervision and orders of the Bankruptcy Court until emergence from Bankruptcy. On February 20, 2004, the Debtors filed a Plan of Reorganization (the "Plan") and related Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Bankruptcy Court must approve the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as reasonably practicable in light of the nature and history of the debtor and the condition of the Company’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. On April 8, 2004, the Bankruptcy Court heard the Debtors motion to approve the Disclosure Statement and Plan, and to begin soliciting acceptances of the Plan; the Bankruptcy Court approved the Debtors motion but will, however, allow a competing plan to also be filed. On April 14, 2004, the Debtors amended the Plan (the "Amended Plan") and Disclosure Statement (the "Amended Disclosure Statement") in order to mitigate the effects of any competing plan of reorganization that may be submitted in this matter. On April 22, 2004, the Bankruptcy Court denied a motion filed by the Debtors seeking to extend the Debtors’ exclusivity period to file a plan of reorganization and disclosure statement through the confirmation hearing. The decision of the Bankruptcy Court will continue to allow competing plans of reorganization to be filed. In accordance with the Bankruptcy Code, the proponent of a competing plan of reorganization must file a disclosure statement to accompany the competing plan of reorganization and have the disclosure statement approved by the Bankruptcy Court before the competing plan of reorganization may be submitted to impaired creditors and equity interest holders for approval. Also, on April 22, 2004, the Bankruptcy Court vacated the June 3, 2004 confirmation hearing regarding the Debtors’ amended plan of reorganization (the "Amended Plan") and did not set a new date. Debtors will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Bankruptcy Court.

The Company’s other subsidiaries, including CBS and AWIM, are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries.

Since the Petition Date, preferred stock dividends have not been paid and the preferred stock is subject to treatment and possible compromise under the Plan. The consolidated financial statements for the year ended January 31, 2004, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Debtors are unable to successfully emerge from bankruptcy.

The Company has minimum cash flow from operations and exposures due to the litigation judgments against the Company in two lawsuits referred herein as the Racusin case and the Imagineering case and the aforementioned Chapter 11 Cases.

The ultimate disposition and payment of the judgment in the Racusin and Imagineering matters will be determined by the United States Bankruptcy Court. A more complete discussion of these cases can be found in the "Legal Proceedings" section of this 10-KSB found under Item 3. Unless the litigation matters are resolved satisfactorily, or the Company is able to finance them adequately, management believes that the Company may not be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. The Company plans to accumulate cash liquidity by increasing profitable and closing unprofitable Leroy’s locations and leasing self service kiosks, to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. Payment of final judgments at accrued amounts and final judgments significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern. For these reasons, our independent auditors, Piercy Bowler Taylor and Kern, have indicated in their report dated April 15, 2004, included in this 10-KSB for the fiscal year ended January 31, 2004, that they had substantial doubt as to the Company’s ability to continue as a going concern.

On December 31, 2002, the Company was notified that its bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves of $2,150,000 to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,050,000 in certificates of deposit which are classified in its balance sheet as restricted cash. The Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,150,000. Mr. Salerno was paid $38,500 (3.5% of the $1,100,000) for his personal guarantee. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s Horse & Sports Place subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

Assuming successful resolution of short-term issues, including satisfactorily emerging from bankruptcy, management believes the Company could successfully meet its long term obligations.

The following summarizes the Company’s cash payment obligations.

	2005	2006 to 2007	2008 to 2009
Long-term debt	$ 316,490	$ 511,968	$ 429,236
Operating leases	293,152	450,623	233,050

Total	609,642	962,591	662,286

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

Results of Operations

The Company’s "Consolidated Statements of Operations for the years ended January 31, 2004 and 2003" (see attached financial statements) indicates Net Loss in the amount of $487,719 for the year ended January 31, 2004 as compared to Net Income of $423,564 for the year ended January 31, 2003. The decline resulted primarily from an $800,465 charge due to a litigation judgment in the Imagineering case and a $214,935 charge associated with bankruptcy legal fees which were not charged in 2003.

Revenues for the year ended January 31, 2004 decreased $670,139 (5.8%) from revenues for the year ended January 31, 2003. The decrease is primarily due to a $546,053 (33.7%) decrease in nonrecurring equipment sales in the systems segment (which tend to vary significantly from year-to-year based upon the needs of the industry). The operating income for the year ended January 31, 2004 was $244,933 less than the prior year due to the decrease in sales offset by the company’s effort to reduce expenses and reduced cost of goods sold associated with lower equipment sales.

Wagering Operations

Revenues from wagering were $128,065 (1.9%) higher than 2003. Handle remained relatively the same as 2003 with an increase of $655,735 (0.7%). The Company’s net win percentage was also relatively stable at 7.3% for the year ended January 31, 2004 compared to 7.4% in the prior year.

Although the wagering handle between years remained relatively flat, there was not a professional football championship game in fiscal year ended 2004 and there were two professional football championship games (which generally provide for increased betting activity) in 2003. The fact the handle remained flat with the absence of football championships is credited to the locations added in 2003 becoming fully viable in 2004. An increase or decrease in handle, however, is not necessarily indicative of an increase or decrease in revenues or profits. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond the Company’s control may result in declines in handle.

The number of sports and race book locations owned and operated by Leroy’s remained at 47 as of January 31, 2004. As of today, Leroy’s has 50 locations. The Company intends to continue to open new locations that management expects to operate profitably and to continue its review of existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of sports and race books operated by the Company will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond the Company’s control, that the Company will be able to add new locations, and/or that any new locations so added will be profitable.

Wagering operating costs increased $182,525 (3.6%) primarily in employee related expenses. Selling, general and administrative expenses increased $28,006 (25.3%) from an increase in the use of outside services.

Systems Operations

Revenues from Systems decreased $798,204 (16.5%) primarily in equipment and software license sales of $617,408 (28.5%) in 2004 due to a decrease in the number of customers available to sell to which have not already upgraded to the new equipment. The Company’s gross profit margin increased 6.2% to 52.5% as a result of decreased costs associated with lower costs of inventory replacements. Maintenance revenues decreased $180,796 (6.7%) in 2004 and related maintenance expenses decreased $14,701 (1.1%). CBS equipment sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of casinos that operate race and sports books. Equipment sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. Included in systems are the kiosk operations. AWIM currently has 9 leased kiosks.

Direct Costs

Total direct costs for wagering and systems operations for 2004 decreased $127,435 (1.8%) from 2003 as a result of the matters discussed above.

Research and Development Costs

Research and development costs for the fiscal year ended January 31, 2004, increased by $92,377 (9.9%) primarily due to employee related expenses such as wage increases and increases in employee insurance costs.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $366,129 (15.3%) from 2003 to $2.031,774 primarily as a result of a one-time vacation expense adjustment in 2003 of approximately $250,000 to reinstate previously earned vacation benefits of certain officers that had been capped and reduced legal fees in 2004 related to litigation.

Depreciation and Amortization

Depreciation and amortization decreased by $24,019 primarily due the reduction in amortization of goodwill necessitated by Financial Accounting Standard No. 142.

Interest Expense

Interest expense of $146,968 for fiscal year ended 2003 decreased $9,397 (6.0%). The decrease is principally due to the reduced interest paid on the principal balance of the building mortgage.

Discontinued Operations

There were no material discontinued operations reported for fiscal 2004. The discontinued operations loss, net of income taxes, of $207,998 for the fiscal year ended 2003 is attributable to the sale of the Mega$ports (ACT) operation and the closure of the keno operation.

Critical Accounting Estimates and Policies

The Company does not utilize any critical accounting estimates that are likely to change or to have a material effect on its financial statements if changed.

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

Cautionary Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important risk factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially form those anticipated in the forward-looking statements made in this document and elsewhere by or on behalf of the Company.

Strict Regulation by Gaming Authorities. The ownership and operation of race and sports books in Nevada are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own, distribute and operate race and sports book equipment. Failure of the Company or any if its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company. Expansion of the Company’s activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company’s licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

Competition . There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Additionally, CBS faces competition from other larger casinos as well as keeping up with the rapidly growing field of technology. There is also the possibility of another systems provider moving to Nevada. Significant competition encountered by the Company may have a materially adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Demand for the Company’s Products and Services. The Company believes its ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of the Company’s products and services. There can be no assurance that the market acceptance of the Company’s products and services will continue. Changes in market conditions in the gaming industry and financial condition of host locations or customers could limit or diminish market acceptance of these products and services. Any interruption in professional or college football and/or professional or college basketball games would adversely affect the Company.

Legislation . The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities if the transmission is not legal in the state in which the transmission either originates or is received. In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events. There is no guarantee that Congress will not pass a bill which would adversely effect the operations of the Company.

Dependence on Current Management . The Company’s success is largely dependent on the efforts of Victor Salerno, its Chief Executive Officer. Although the Company maintains a "key person" life insurance policy and has an employment agreement with Mr. Salerno, the loss of Mr. Salerno’s services could have materially adverse effect on the Company’s business.

Potential Fluctuations in Results. The Company’s quarterly results have historically fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installation for CBS equipment sales. Thus the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Litigation. The Company is involved in two lawsuits see "Legal Proceedings" of which the outcome could have a material adverse effect on the operations of the Company and has necessitated the Company to file bankruptcy proceedings.

Item 7.  Financial Statements

The information requested by this item is set forth in Item 13 of this Report.

Item 8.  Changes in and disagreements with Registrant’s Certifying Accountants

The Company had no changes in, or disagreements with, its auditors on accounting or financial disclosures during or in connection with the reported fiscal year.

Item 8A: Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Victor Salerno, and the Company’s Chief Financial Officer, Mr. Timothy Lockinger. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name	Age	Position

Victor J. Salerno	59	President, Chief Executive Officer, Chief Operating Officer, and Director
Timothy F. Lockinger	43	Chief Financial Officer, Secretary, Treasurer, and Director
W. Larry Swecker	59	Director
Judith (Salerno) Zimbelmann	52	Director
Bruce Dewing	53	Director

Victor J. Salerno has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Salerno has been the President, Chief Executive Officer and a Director of Leroy’s since September, 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by the Company and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

Timothy F. Lockinger was named Chief Financial Officer, Secretary, Treasurer and Director of the Company in January, 2001. Mr. Lockinger has served the Company in various consulting practices since 1989 and joined the Company on a full-time basis in August, 1997 as a manager of Mega$ports and Leroy’s. Mr. Lockinger was Director of Regulatory Compliance for Casino Data Systems, Chief Financial Officer for Si Redd at International Technical Systems, a Senior Agent with the Nevada Gaming Control Board’s Audit Division and has operated his own consulting/accounting firm.

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

Judith (Salerno) Zimbelmann became a Director of the Company in January, 2001. Ms. Zimbelmann is the daughter of Leroy Merillat, the founder of Leroy’s Horse & Sports Place and was formerly married to Victor Salerno. Ms. Zimbelmann is a private investor with numerous holdings and has been a homemaker for the past five years.

Bruce Dewing has been a director of the Company since July 29, 2003. Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions and is currently the President of the Holder Hospitality Group, Inc. where he oversees the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees. Mr. Dewing is a founding member of the Air Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

The Company’s Directors are appointed for a one-year term to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with the bylaws. The Company’s officers are appointed by the board of directors and hold office until removed by the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Victor Salerno CEO and Director	None	None	None
Timothy F. Lockinger CFO and Director	None	None	None
W. Larry Swecker Director	None	None	None
Judith (Salerno) Zimbelmann Director	2	2	0
Bruce Dewing Director	None	None	None
Robert Barengo Shareholder	None	None	None

Code of Ethics Disclosure Compliance

As of January 31, 2004, we have not adopted a Code of Ethics for Financial Executives, which include the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to January 31, 2004, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

Item 10. Executive Compensation

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the year ended January 31 (these individuals may be referred to as "named executive officers"):

SUMMARY COMPENSATION TABLE
Name	Principal Position	Fiscal Year Ended	Annual Compensation		Long-Term Compensation Awards
			Salary	Bonus ($)	Underlying Options
Victor J. Salerno	Chief Executive Officer	2004	$240,000	$31,343	0
		2003	$200,000	$14,380	0
		2002	$200,000	$45,733	30,000

Timothy F. Lockinger	Chief Financial Officer	2004	$120,000	$12,537	0
		2003	$100,000	$5,752	0
		2002	N/A	$10,147	15,000

Robert D. Ciunci	Former Chief Financial Officer	2004	N/A	N/A	N/A
		2003	N/A	N/A	N/A
		2002	$150,000	0	0

The following table sets forth the number of exercisable and un-exercisable options as of January 31, 2004, and the value of such options for the Chief Executive Officer and the named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTIONS VALUES

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or base price	Expiration Date
Victor J. Salerno	30,000	8.4%	$0.70	8/8/2006
Timothy F. Lockinger	15,000	4.2%	$0.70	8/8/2006

Name	No. of Shares Acquired or Exercised	Value Realized ($)	No. of Securities Underlying Unexercised Options at Fiscal year end Exercisable/Unexercisable	Value of Unexercised In the Money Options at Fiscal Year End ($) Exercisable/Unexercisable
Victor J. Salerno	0	$0	30,000/0	$0/$0
Timothy F. Lockinger	0	$0	15,000/0	$0/$0

Compensation of Directors

Directors who are not employees or consultants of the Company receive a fee of $1,000 per month plus travel expenses. Any Committee Chairman receives an additional $500 per month for each committee chaired.

During the fiscal year ended January 31, 2004, pursuant to the Company’s Directors Stock Option Plan, options to purchase 400 shares of the Company’s Common Stock at an exercise price of $0.15 per share were granted to Mr.

Swecker, a Director of the Company. These options become fully exercisable on January 31, 2005 and expire on January 31, 2014. During the fiscal year ended January 31, 2003, pursuant to the same plan, options to purchase 400 shares of the Company’s Common Stock at an exercise price of $0.12 per share were granted to Mr. Swecker, these options become fully exercisable on January 31, 2004 and expire on January 31, 2013.

Employment Agreements

On June 28, 2002, and effective as of July 1, 2002, the Company entered into employment agreements with Victor Salerno and Timothy Lockinger.

Mr. Salerno’s agreement has a 5-year initial term and automatically renews for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. Mr. Lockinger’s agreement has a 3-year initial term and automatically renews for additional 3-year terms unless either party gives the other party 180-days written notice to terminate.

Pursuant to the terms of his employment agreement, Mr. Salerno is employed as the Chief Executive Officer, Chief Operating Officer, President and Director of the Company and as President and Director of each of the Company’s subsidiaries. In addition, Mr. Salerno is entitled to receive a performance bonus each year equal to five percent (5%) of the Company’s pre-tax earnings (as defined in the employment agreement) for the prior fiscal year. In the event the employment agreement is terminated by the Company in violation thereof, the Company has agreed to pay, as termination benefits to Mr. Salerno, a continuation of his base salary, performance bonus, and all other benefits under the employment agreement for a period of 5 years. Mr. Salerno is entitled to participate in the Company’s benefit plans available to the Company’s officers and employees generally.

Pursuant to the terms of his employment agreement, Mr. Lockinger is employed as the Chief Financial Officer, Secretary, Treasurer and Director of the Company and as Secretary, Treasurer and Director of each of the Company’s subsidiaries. In addition, Mr. Lockinger is entitled to receive a performance bonus each year equal to two percent (2%) of the Company’s pre-tax earnings (as defined in the employment agreement) for the prior fiscal year. In the event the employment agreement is terminated by the Company in violation thereof, the Company has agreed to pay, as termination benefits to Mr. Lockinger, a continuation of his base salary, performance bonus, and all other benefits under the employment agreement for a period of 3 years. Mr. Lockinger is entitled to participate in the Company’s benefit plans available to the Company’s officers and employees generally.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 18, 2004, the number and percentage of shares of Common Stock, which according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2003, such as upon the exercise of options or warrants. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated, the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage
Victor J. Salerno	2,434,054	31.1% [1]
Judith (Salerno) Zimbelmann	1,001,200	12.8% [2]
Robert Barengo	527,400	6.7% [3]
Timothy F. Lockinger	61,865	0.8% [4]
Bruce Dewing	42,000	0.5%
W. Larry Swecker	21,600	0.3% [5]

All directors and executive officers as a group (6 persons)	4,088,119	52.2%

   1.   Includes 30,000 options that may be exercised immediately to purchase 30,000 shares of common stock at the price of $0.70 per share.
   2.   Includes 1,200 options that may be exercised immediately to purchase 1,200 shares of common stock at the price of $0.35 per share.
   3.   Includes 1,600 options that may be exercised immediately to purchase 1,600 shares of common stock. 400 of those options may be exercised at the price of $10.75 per share.
         400 of those options may be exercised at the price of $8.88 per share. 400 of those options may be exercised at the price of $6.69 per share. 400 of those options may be exercised at the price of $6.56 per share.
   4.   Includes 15,000 options that may be exercised immediately to purchase 15,000 shares of common stock at the price of $0.70 per share.
   5.   Includes 800 options that may be exercised immediately to purchase 800 shares of common stock. 400 of those options may be exercised at the price of $0.35 per share. 400 of those options may be exercised at the price of $0.12 per share.

Item 12. Certain Relationships and Related Transactions

None of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation, or in any transaction to which the Company is proposed to be a party:

   (a)    any director or officer;
  (b)  any proposed nominee for election as a director;
  (c)  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s common stock; or
  (d)  any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

The Company’s policy regarding related transactions requires that any director or officer who has an interest in any transaction disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company’s policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

On December 9, 1998, the Company redeemed shareholder notes of $1,892,424 in the aggregate for 18,924 shares of Series A Preferred Stock at $100 per share. The holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate per share of 10%. Such dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31, commencing with December 31, 1998, and have been payable monthly on the first of each month since 1999 by an amendment by the Board of Directors. The Series A Preferred Stock is not convertible but is redeemable, in whole or (on a pro rata basis) in part, at any time at the option of the Company, by resolution of the Board of Directors. A management shareholder has foregone his redemption rights for an indefinite period and the affected shares have been reclassified to redeemable preferred stocks. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as otherwise mandated under Nevada law. Prior to July 25, 2003, dividends of

$143,587 were paid during fiscal year ending January 31, 2004; subsequent to July 25, 2003, dividends have accrued but have not been paid.

The Gaming Control Board Regulation 22.040 Reserve Requirement requires the Company have cash reserves of $2,150,000 to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,050,000 in certificates of deposit which are classified in its balance sheet as restricted cash. The Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,150,000. Mr. Salerno was paid $38,500 (3.5% of the $1,100,000) for his personal guarantee.

Item 13. Exhibits and Reports on Form 8-K

(a)              Financial Statements

The Company’s audited Consolidated Financial Statements, as described below, are attached hereto.

1.     Audited Financial Statements for Year Ended January 31, 2004 and 2003, including:
      a.   Report of Independent Auditors
      b.   Consolidated Balance Sheets
      c.   Consolidated Statements of Operations
      d.   Consolidated Statements of Stockholders’ Equity
      e.   Consolidated Statements of Cash Flows
      f.    Notes to the Consolidated Financial Statements

(b)  Reports on Form 8-K

Subsequent to the reporting period on April 19, 2004, an 8-K was filed to disclose that the Debtors amended the Plan of Reorganization and Disclosure Statement in order to mitigate the effects of any competing plan of reorganization that may be submitted.

On February 26, 2004 an 8-K was filed with respect to an Item 3 matter (submission of the Disclosure Statement and Plan of Reorganization).

On January 12, 2004 an 8-K was filed with respect to an Item 3 matter (decision denying Debtors motion to subordinate Racusin judgment pursuant to Section 510(b) of the Bankruptcy Code).

On April 23, 2004 an 8-K was filed with respect to an Item 3 matter (decision denying Debtors extension of exclusivity period to file a plan of reorganization and disclosure statement through the confirmation hearing.

(c)     Exhibits

Exhibit Number	Description
2.1	Original Disclosure Statement (which includes Plan of Reorganization) [1]
2.2	Executed Settlement with LVGI [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1    Incorporation by reference from Exhibit 2.1 of the registrant’s Form 8-K filed February 26, 2004
2    Incorporation by reference from Exhibit 2.2 of the registrant’s Form 8-K filed February 26, 2004

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the fiscal years ended January 31, 2004 and 2003 were approximately $50,000 and $56,575, respectively.

Audit-Related Fees

The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $6,000 and $9,125 for the fiscal years ended January 31, 2004 and 2003.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services, such as reviewing the 401(k) plan and the Company’s 10-QSB’s for the fiscal years ended January 31, 2004 and 2003 were $38,136 and $38,757 respectively.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of American Wagering, Inc.:

    We have audited the accompanying consolidated balance sheets of AMERICAN WAGERING, INC. (Debtor-in-Possession) and subsidiaries (collectively, the "Company") as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, the Company is in proceedings under Chapter 11 of the United States Bankruptcy code and is involved in various litigation matters that could result in losses sufficient to threaten the financial viability of the Company. These matters raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants & Business Advisors
A Professional Corporation

/s/ Piercy Bowler Taylor & Kern

Las Vegas, Nevada
April 9, 2004

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

ASSETS	2004	2003

CURRENT ASSETS
Cash and equivalents	$4,113,196	$4,329,654
Restricted cash	1,060,869	176,837
Accounts receivable, net of allowance for doubtful accounts of $40,296 and $32,750	294,538	542,493
Inventories	957,174	424,482
Deferred tax asset, net	440,481	440,481
Prepaid expenses and other current assets	336,491	177,176

	7,202,749	6,091,123
PROPERTY AND EQUIPMENT, net	3,255,629	3,113,766
GOODWILL	103,725	103,725
OTHER ASSETS	337,816	303,083

	$10,899,919	$9,611,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$131,834	$114,669
Accounts payable	448,331	248,957
Accrued expenses	504,306	814,332
Unpaid winning tickets	687,073	953,868
Customer deposits and other current liabilities	1,621,956	593,549
Litigation payable		2,295,857

	3,393,500	5,021,232

LIABILITIES AND REDEEMABLE PREFERRED STOCK SUBJECT TO COMPROMISE
Accounts payable	169,940
Accrued expenses	382,331
Litigation payable, including accrued interest	3,100,310
Redeemable Series A preferred stock - 3,238 shares	323,800

	3,976,381

LONG-TERM DEBT, less current portion	1,567,226	1,672,547
OTHER LONG-TERM LIABILITIES	25,000	25,000
REDEEMABLE SERIES A PREFERRED STOCK - 3,238 shares		323,800

	1,592,226	2,021,347

	8,962,107	7,042,579

STOCKHOLDERS’ EQUITY
Series A preferred stock - 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(11,644,963)	(11,013,657)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)

	1,937,812	2,569,118

	$10,899,919	$9,611,697

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

	2004	2003
REVENUES
Wagering	$6,839,529	$6,711,464
Systems	4,052,417	4,850,621

	10,891,946	11,562,085

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	4,961,816	4,769,120
System s	1,932,114	2,252,245

	6,893,930	7,021,365

Research and development	1,025,891	933,514
Selling, general and administrative	2,031,774	2,397,903
Depreciation and amortization	388,870	412,889

	10,340,465	10,765,671

OPERATING INCOME	551,481	796,414

OTHER INCOME (EXPENSE)
Interest income	21,622	44,747
Interest expense	(146,968)	(156,365)
Reorganization expense	(214,935)
Litigation judgment	(800,465)	(273,145)
Other, net	101,546	51,430

	(1,039,200)	(333,333)

INCOME (LOSS) BEFORE TAX BENEFIT AND DISCONTINUED OPERATIONS	(487,719)	463,081

INCOME TAX BENEFIT		(168,481)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(487,719)	631,562

DISCONTINUED OPERATIONS
Gain on disposal of discontinued segment		5,957
Loss from operations of discontinued segments		(213,955)

		(207,998)

NET INCOME (LOSS)	$(487,719)	$423,564

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$(0.08)	$0.06
Loss from discontinued operations		$(0.03)
Net income (loss)	$(0.08)	$0.04

See notes to consolidated financial statements

AMERICAN WAGERING, INC .
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

Preferred Stock Common Stock Treasury Stock Additional
Paid in
Shares Par Value Shares Par Value Shares Cost Capital Deficit
Balances, February 1, 2002	11,924	$1,192,400	7,897,946	$78,979	(61,100)	$(327,493)	$14,382,514	$(11,291,830)
Preferred stock dividends	--	--	--	--	--	--	--	(145,391)
Preferred stock redemption	(500)	(50,000)	--	--	--	--	--	--
Reclassified to redeemable preferred stock	(500)	(50,000)	--	--	--	--	--	--
Racusin litigation judgment	--	--	--	--	--	--	(1,643,625)	--
Net Income	--	--	--	--	--	--	--	423,564

Balances, January 31,2003	10,924	1,092,400	7,897,946	78,979	(61,100)	(327,493)	12,738,889	(11,013,657)
Preferred stock dividends	--	--	--	--	--	--	--	(143,587)
Net Loss	--	--	--	--	--	--	--	(487,719)

Balances, January 31,2004	10,924	$1,092,400	7,897,946	$78,979	(61,100)	$(327,493)	$12,738,889	$(11,644,963)

See notes to consolidated financial statements

AMERICAN WAGERING, INC .
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,329,616	$1,201,017

INVESTING ACTIVITIES
Investment in restricted cash	(1,006,880)	(8,637)
Withdrawals of restricted cash	122,848	138,064
Purchase of property and equipment	(502,683)	(424,736)
Net cash used in investing activities	(1,386,715)	(295,309)

FINANCING ACTIVITIES
Repayment of borrowings	(88,156)	(99,204)
Proceeds from borrowings		100,493
Preferred stock redeemed		(50,000
Dividends	(71,203)	(145,392)
Net cash used in financing activities	(159,359)	(194,103)

NET INCREASE (DECREASE) IN CASH	(216,458)	711,605
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	4,329,654	3,618,049

END OF PERIOD	$ 4,113,196	$ 4,329,654

AMERICAN WAGERING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004

1.  Nature of Operations and Background Information

Business Activities

American Wagering, Inc. and subsidiaries, (collectively, the Company), owns and operates 50 race and sports wagering locations (books) in leased space within casinos throughout the state of Nevada. In addition, the Company designs, sells, installs, and maintains computerized race and sports book systems, including wagering by telephone systems, in Nevada. The Company has developed a self-service wagering terminal that was introduced into operations in the first quarter of fiscal year 2004.

Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), American Wagering, Inc. ("AWI") and its wholly-owned subsidiary Leroy’s Horse and Sports Place, Inc. ("Leroy’s") (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate the assets and business as debtor-in-possession and are subject to the supervision and orders of the Bankruptcy Court until emergence from Bankruptcy. On February 20, 2004, the Debtors filed a Plan of Reorganization (the "Plan") and related Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Bankruptcy Court must approve the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as reasonably practicable in light of the nature and history of the debtor and the condition of the Company’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. On April 8, 2004, the Bankruptcy Court heard the Debtors motion to approve the Disclosure Statement and Plan, and to begin soliciting acceptances of the Plan; the Bankruptcy Court approved the Debtors motion but will, however, allow a competing plan to also be filed. On April 14, 2004, the Debtors amended the Plan (the "Amended Plan") and Disclosure Statement (the "Amended Disclosure Statement") in order to mitigate the effects of any competing plan of reorganization that may be submitted in this matter. On April 22, 2004, the Bankruptcy Court denied a motion filed by the Debtors seeking to extend the Debtors’ exclusivity period to file a plan of reorganization and disclosure statement through the confirmation hearing. The decision of the Bankruptcy Court will continue to allow competing plans of reorganization to be filed. In accordance with the Bankruptcy Code, the proponent of a competing plan of reorganization must file a disclosure statement to accompany the competing plan of reorganization and have the disclosure statement approved by the Bankruptcy Court before the competing plan of reorganization may be submitted to impaired creditors and equity interest holders for approval. Also, on April 22, 2004, the Bankruptcy Court vacated the June 3, 2004 confirmation hearing regarding the Debtors’ amended plan of reorganization (the "Amended Plan") and did not set a new date. Debtors will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Bankruptcy Court.

The Company’s other subsidiaries, including CBS and AWIM, are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries.

Since the Petition Date, preferred stock dividends have not been paid, and the preferred stock is subject to treatment and possible compromise under the Plan. The consolidated financial statements for the year ended January 31, 2004, have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Debtors are unable to successfully emerge from bankruptcy.

Liabilities and Redeemable Preferred Stock subject to compromise as of January 31, 2004 is as follows:

Description	AWI	Leroy’s	Total
Accounts payable	$111,845	$58,095	$169,940
Accrued expenses	314,584	67,747	382,331

Judgment payable - Racusin	1,972,249		1,972,249
Judgment payable - Imagineering	1,128,061		1,128,061
Redeemable Series A Preferred Stock	323,800		323,800

	$3,850,539	$125,842	$3,976,381

Intercompany accounts which are eliminated in consolidation subjected to compromise were $4,632,130.

The supplemental unaudited condensed financial statements of debtors follow:

Balance Sheets as of January 31, 2004	AWI	Leroy’s
Assets
Cash	$137,501	$3,613,359
Restricted cash and investments		1,051,482
Deferred tax asset	440,481
Prepaid expenses and other current assets	95,738	200,184

	673,720	4,865,025
Property and equipment, net	34,381	288,419
Investment in and advances to subsidiaries and affiliates*	5,260,716	3,203,360
Other assets	136,101	2,100

	$6,104,918	$8,358,904

Liabilities and Equity
Accounts payable	$133,660	$259,088
Accrued expenses	70,748	117,217
Unpaid winning tickets		687,073
Customer deposits and other current liabilities		1,646,956

	204,408	2,710,334
Due to affiliates, subject to compromise*	3,202,374	1,429,756
Other liabilities subject to compromise	3,526,739	125,842
Equity (deficiency)	(828,603)	4,092,972

	$6,104,918	$8,358,904

Statement of Operations for the year ended January 31, 2004	AWI	Leroy’s
Revenues	$1,890,467	$6,840,676
Costs and expenses	1,671,832	6,294,140

Income from operations	218,635	546,536
Other expense	(1,006,795)	(31,302)

Loss from continuing operations	(788,160)	515,234
Loss from discontinued operations	(529,762)	(184,057)

Net Income (loss)	$(1,317,922)	$331,177

The condensed balance sheets may not reflect, as liabilities, the total amount of the claims filed against AWI and Leroy’s in the Chapter 11 Cases as the date for the filing of pre-petition claims has not passed and the assertion of additional bankruptcy claims is possible.
____________
*Eliminated in consolidation

Concentrations

Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the Western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. 100% of the Company’s wagering revenue comes from its Nevada books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that approximately 29% of the Company’s Nevada wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

The Company manages its concentrations of credit risk by evaluating the credit worthiness of systems customers before extending credit and by perfecting and using, when necessary, security interests in the hardware and software. In establishing an allowance for doubtful collection, if any, the Company considers the customer, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances provided.

Basis of Presentation

The consolidated financial statements include the accounts of American Wagering, Inc. (the Company) and, for applicable periods, its subsidiaries, Leroy’s Horse and Sports Place (Leroy’s), Computerized Bookmaking Systems, Inc. (CBS), AWI Manufacturing, Inc. (AWIM) (formerly AWI Keno. Inc.), AWI Sports Systems, Inc. (AWISSI) (dissolved September 2003), AWI Hotel Systems, Inc. (HSI) (dissolved June 2002), Secured Telephone Operating Platform, Inc. (STOP) (dissolved January 2004), Contest Sports Systems, Inc. (CSS) (formerly Mega$ports, Inc.), Mega$ports (ACT) Pty Ltd. (Mega$ports (ACT)) (sold June 2002), and American Wagering Management Company, Inc. (AWMCI) (dissolved February 2003). All subsidiaries are 100%-owned since June 2000, when the Company acquired the then remaining minority interest (49%) in AWISSI. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Cash Equivalents

Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents as of January 31, 2004, is $1,060,869 of cash and cash equivalents restricted to meet certain, Nevada requirements. Restricted cash at January 31, 2004 includes $6,636 for tax liabilities, $8,481 for workers compensation coverage requirements and $1,042,484 to meet certain Nevada Gaming Control Board requirements. Restricted cash of $176,837 at January 31, 2003 includes $6,558 for tax liabilities, $8,481 for workers compensation coverage requirements and $161,798 to meet certain Nevada Gaming Control Board requirements.

Inventories

Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and Equipment

Property and equipment (Note 3) is stated at cost, net of accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 10 years for property equipment and 40 years for building improvements).

Goodwill

As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company’s primary computerized race and sports book systems product

Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions taken for the fiscal year ended January 31, 2004.

Revenue Recognition

Fixed odds race and sports wagering revenue is the net win from wagering activities, which is the difference between wagering wins and losses. Wagering revenues also includes commissions earned on pari-mutuel race wagers. Wagers accepted on future events are reflected as liabilities (included in customer deposits) until the outcome of the event becomes known. Systems sales are recognized when the software and hardware are installed at the customer's location. The Company typically does not include warranties or maintenance service contracts with the products sold. Revenue from warranties and service contracts sold separately are recognized over the life of the contract. Maintenance fee revenue is recognized evenly over the term of the maintenance contracts. Kiosk lease revenue is recognized in equal monthly amounts over the term of the lease.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $89,013 and $69,564 for 2004 and 2003, respectively.

Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in Accounting Principles Board (APB) Opinion No. 25 , Accounting for Stock Issued to Employees . Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

Reorganization Expenses

Reorganization expenses are charged to expense as incurred.

Discontinued Operations

In fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and has reported disposal activities indicated in fiscal 2003 in accordance therewith.

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Except in loss years when to do so would be anti-dilutive diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconciles net income (loss) and weighted average shares outstanding used to calculate basic and diluted income (loss) per share.

	2004	2003

Net income (loss)	$(487,719)	$423,564
Preferred stock dividends	(143,587)	(145,391)

Net income (loss), as adjusted	$(631,306)	$278,173

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	8,123,629	8,151,304

Financial Instruments

The Company’s financial instruments consist of cash, (including restricted cash) and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company’s cash and cash equivalents are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values and the carrying value of notes receivable and long-term debt are also not materially different from their carrying values due to the instruments’ interest rates approximating market rates for similar borrowings at January 31, 2004 and 2003.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

3.  Property and Equipment

Property and equipment consists of the following as of January 31, 2004 and 2003:

	2004	2003
Land	$575,000	$575,000
Building/Improvements	2,147,671	2,142,099
Equipment, furniture and fixtures	2,875,553	2,432,376
Other	6,200	6,200

	5,604,424	5,155,675
Accumulated depreciation	(2,348,795)	(2,041,909)

	$3,255,629	$3,113,766

4.   Long-term Debt

Long-term debt consists of an 8% mortgage note payable in equal monthly installments of principal and interest through 2015, collateralized by real property and of 11.5% to 12% notes payable collateralized by automobiles. As of January 31, 2004, annual maturities of total long-term debt excluding interest for the next five years range from approximately $101,000 to $119,000 per year.

5.  Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate per share of 10%. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called in 2004 and 500 shares ($50,000) were called for cash in 2003. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. A preferred shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when other shares are called for an indefinite period, and the affected shares have been reclassified to redeemable preferred stock and may be put to the Company for redemption at any time.

6.  Capital Stock and Stock Options

The Company’s Board of Directors has approved a program to repurchase up to 250,000 shares of the Company’s publicly held common stock from time to time in the open market. As of January 31, 2004, 61,100 shares had been repurchased and are held in the treasury. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company’s financial position.

At both January 31, 2004 and 2003, the Company had in effect stock option plans (employee and director plans) under which options may be granted to employees and directors of the Company. Under these plans the Company has authorized 1,211,500 and 20,000 shares, respectively. At August 9, 2001, the Company adopted its "2001 Stock Option Plan" which replaced the Company’s "1995 Stock Option Plan" for employees. Options granted have an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant and a term of five to ten years and generally become exercisable on a single date from one to five years from the date of grant.

Management replaced all outstanding employee options of the 1995 plan with the options provided for in the 2001 Stock Option Plan.

Summarized information regarding the options by recipient category follows:

	Employees Plan				Directors Plan
	2004 2003				2004 2003
Wtd. Avg Wtd. Avg					Wtd. Avg Wtd Avg
Exercise Exercise					Exercise Exercise
Number Price Number Price					Number Price Number Price
Outstanding, at the beginning of the year – ("1995 Stock Option Plan")	--	$0.60	--	$0.59	5,600	$6.30	5,200	$6.30
Outstanding, at the beginning of the year --("2001 Stock Option Plan")	290,310		347,850
Granted	--	--	--	--	800	$0.12	400	$0.12
Forfeited	(14,362)	$0.50	(57,532)	$0.50	--	--	--	--
Outstanding, end of the year	275,956	$0.60	290,318	$0.60	6,400	$5.86	5,600	$5.86

Exercisable, at the end of the year	275,956	$0.60	290,318	$0.60	5,600	$6.30	5,200	$6.30

Weighted average fair value of options granted on grant date		--		--		$5.86		$5.86

Options available for grant at the end of the year	935,544		921,182		14,000		14,400

Employees
Employees Options Outstanding At January 31, 2004	Exercise Price	Average Contractual Life Remaining (Years)	Options Exercisable
10,524	$0.50	2.5	10,524
18 ,408	$0.50	2.5	18 ,408
24,004	$0.50	2.5	24,004
28,740	$0.60	2.5	28,740
101,280	$0.60	2.5	101,280
87,000	$0.70	2.5	87,000
6,000	$0.40	2.8	6,000

275,956			275,956

Directors
Directors Options Outstanding At January 1, 2004	Exercise Price	Average Contractual Life Remaining (Years)	Options Exercisable
700	$10.75	3.0	700
700	$ 6.69	4.0	700
2000	$ 5.89	5.0	2000
700	$ 6.56	5.4	700
700	$ 5.75	6.0	700
400	$ 0.35	7.0	400
400	$ 0.12	9.0	400
800	$0.15	10.0	--

6,400			5,600

The following table presents the Company’s proforma net income (loss) and net income (loss) per share using the alternative "fair value-based approach" described in SFAS No. 123, Stock Based Compensation . The table also presents the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the "Black-Scholes" option-pricing model.

The proforma adjustment relates to stock options granted under the "2001 Plan" for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. There is no effect on proforma net income for fiscal year end 2003 because options granted had no value.

40

	2004	2003
Net income As reported	$(487,719)	$423,564
Proforma	(487,719)	423,564
Basic and diluted net income per share
As reported	($0.08)	$0.04
Proforma	($0.08)	$0.03
Weighted-average assumptions
Expected stock price volatility	49.56%	49.56
Risk-free interest rate	3.02%	3.02
Expected option lives	5 years	5 years

7.  Commitments and Contingencies (other than Chapter 11)

Litigation Judgments and Settlements

On July 25, 2003, American Wagering, Inc. and its wholly owned subsidiary Leroy’s Horse and Sports Place, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada. Included in the Chapter 11 Cases and plans of reorganization which may be confirmed therein is the treatment and payment of the judgment in the Racusin and Imagineering matters described more fully in Part I, Item 3.

In accordance with an interpretation of Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change and will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with Statement of Financial Accounting Standard No. 5, the Company has recorded the Racusin and Imagineering litigation liabilities (discussed in Part I, Item 3) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change. The litigation amount is subject to compromise and could materially increase or decrease depending on the outcome of the Chapter 11 Cases.

The ultimate disposition and payment of the Racusin, Imagineering, and Jean Development Company matters listed below will be determined by the United States Bankruptcy Court.

Racusin

The Company recorded $1,643,625 against additional paid-in capital in the quarter ended October 31, 2002, which represents the jury verdict less amounts previously paid by the Company. The Company has been in litigation with Michael Racusin ("Racusin"), who introduced certain underwriters in connection with the initial public offering, since 1995. The Company disputed Racusin’s claim for compensation under agreements that the Company believed were unenforceable.

On July 7, 2003, the U.S. District Court for the District of Nevada issued a "Judgment Upon a Jury Verdict" in favor of Racusin and against the Company in the net amount of $1,328,764 plus interest at the legal rate commencing on June 20, 2003 until paid. This amount was calculated as the gross judgment of $2,310,000 plus interest of $183,393 (through June 20, 2003) reduced by the amounts previously paid to Racusin by the Company ($756,340 plus interest of $408,289 through June 20, 2003).

Racusin has appealed the interest portion of the judgment to the Ninth Circuit Court of Appeals claiming that interest is due from the date of the breach (May of 1996) rather than from the date of the trial (November of 2002). This appeal on the judgment, or other legal actions, could extend this matter for an additional one to two years and, if successful, could increase the net amount of the judgment by approx. $1,500,000 (as of June 20, 2003) for the additional interest. The Company had previously accrued $328,624 for interest, which will not be adjusted until such time as the final disposition of the judgment and interest issue and the Chapter 11 cases have been determined.

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

Jean Development Co., et.al.

The Company is a defendant in a claim brought by Jean Development Company, Jean Development West and Railroad Pass Investment Group alleging the nonpayment of fees associated with the operation of the keno game by AWI Keno, Inc. AWI Keno, Inc. was subsequently renamed AWI Manufacturing, Inc. The Company is currently involved in discussions and expects this matter to be settled without material impact on the Company. Even in the event a settlement cannot be reached, the Company believes the impact of the lawsuit will not have a material effect on our financial position, results of operations or cash flows

Willow International Ventures Corporation

In 2001, the Company was sued for trademark infringement by Willow International Ventures Corporation ("Willow") regarding use of the trademark name, "Mega$ports". On August 28, 2002, Willow and the Company settled. As a result of the settlement, the Company wrote off the Mega$ports trademark in the amount of $252,532 in the quarter ended July 31, 2002.

Operating Leases

The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases total $246,497 for 2004, $124,360 for 2005 and $79,074 for 2006. Rent expense for all operating leases was approximately $453,000 and $417,000 during the operating periods presented, $120,000 in 2003 and $108,000 in 2002, to a company whose board of directors includes a shareholder of the Company.

Gaming Reserve Requirement

On December 31, 2002, the Company was notified that its bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. The Regulation requires the Company have cash reserves of $2,150,000 to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,050,000 in certificates of deposit which are classified in its balance sheet as restricted cash. Additionally, the Company’s President and Chief Executive Officer, Victor Salerno, has personally secured a $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,150,000. Mr. Salerno was paid $38,500 (3.5% of the $1,100,000) for his personal guarantee. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s Horse & Sports Place subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

8. Discontinued Operations

In July 2000, the Nevada Gaming Commission approved a settlement of a complaint against the Company filed by the State Gaming Control Board. Without admitting or denying the allegations contained in the complaint, the

Company agreed to pay a fine of $10,000 and to divest itself of any and all interests and rights pertaining to the Mega$ports (ACT) Pty. Ltd. subsidiary.

In July 2002, the Company completed a sale of Mega$ports (ACT) to Euraust Limited ("Euraust"). However, in March 2003, Nevada gaming authorities concluded that a complete divestiture cannot occur so long as there is a continuing obligation from the buyer to pay the Company on its note (valued at $624,600) based on a percentage of handle. The Company was unsuccessful in its attempts to negotiate a modification or discount for a lump-sum payment with the buyer. Accordingly, on January 31, 2003, the Company wrote off as uncollectible the existing note to gain on disposal of discontinued operations.

In February 2002, the Company temporarily closed its keno operations. It was the Company’s intent to restructure AWIK and reopen the game. Due to prohibitive costs the Company discontinued keno operations in July 2002.

There were no material results from discontinued operations for the fiscal year ended January 31, 2004. Results from discontinued operations for the fiscal year ended January 31, 2003 are as follows:

2003
Net loss from operations:
Mega$ports ACT	$(163,610)
Keno	(50,345)

(213,955)

Gain (loss) on disposal:
Mega$ports ACT	165,309
Keno	(159,352)

5,957

$(207,998)

9.   Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

	2004	2003
Deferred tax assets
Net operating loss carryforward	$1,036,580	$1,006,709
Depreciation and amortization	111,747	263,646
Allowances for accounts receivable	10,673	11,135
Allowances for inventory obsolescence		9,319
Unrealized loss on investment in subsidiary	1,102,203	1,106,283
Accrued liabilities	680,291	345,254
Other	10,185	54,121

	2,951,679	2,796,467
Valuation allowance	(2,449,220)	(2,355,986)

	502,459	440,481
Deferred tax liabilities
Advance payments	(61,978)

	$440,481	$440,481

Income tax expense (benefit) for continuing operations is comprised as follows:

	2004	2003
Current	$--	$--
Deferred	--	(168,481

	$--	$(168,481

The difference between the normal federal statutory tax rate of 34% applied to income from continuing operations before income taxes and the Company’s effective tax rate is:

	2004	2003
Income taxes (benefit) at federal statutory rate	$(165,824)	$157,447
Non-deductible expenses	9,883	19,719
Benefit of NOL carryforwards	(65,512)	(75,325)
Other temporary differences	128,219	(101,841)
Decrease in deferred tax valuation allowances	93,234	(168,481)

	$--	$(168,481)

At January 31, 2004, the Company had tax net operating loss carryforwards of $2,960,910 of which $445,207 will expire in 2019 and $2,515,703 will expire in 2020.

10.   Business Segments

The Company conducts its continuing operations with customers through two primary business segments, Wagering Unit and Systems Unit. Its Wagering Unit (Wagering) operates 49 race and sports books throughout Nevada. Its Systems Unit (Systems) designs, markets, installs and maintains sports and race book systems for the sports betting industry and leases self service wagering terminals.

Financial performance measurements for Wagering, Systems, and SG&A (certain unallocated selling, general, and administrative costs) are set forth below.

	2004	2003
Depreciation and Amortization
Wagering	$128,248	$166,725
Systems	216,471	191,912
SG&A	44,151	54,252

	$388,870	$412,889

Operating income (loss)
Wagering	$1,638,756	$1,693,216
Systems	521,833	1,104,572
SG&A	(1,609,108)	(2,001,374)

	$551,481	$796,414

Capital expenditures
Wagering	$113,831	$193,198
Systems	381,198	228,162
SG&A	7,654	3,376

	$502,683	$424,736

Identifiable assets
Wagering	$5,137,827	$3,322,507
Systems	4,917,888	5,214,481
SG&A	844,204	1,074,708

	$10,899,919	$9,611,697

11.  Supplementary Cash Flow Information

	2004	2003
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$(487,719)	$423,564
Depreciation and amortization	388,870	453,117
Bad debts	32,124	17,840

Loss on asset dispositions	30,296	195,459
Litigation judgments	804,453	273,145
Decrease (increase) in operating assets:
Accounts receivable	215,831	97,088
Inventories	(532,692)	26,108
Prepaid expenses	(159,315)	57,705
Deferred tax assets		(168,481)
Other	(93,079)	96,120
Increase (decrease) in operating liabilities:
Accounts payable	369,314	(14,608)
Accrued expenses	(79)	90,278
Unpaid winning tickets	(266,795)	(155,806)
Customer deposits and other	1,028,407	(190,512)

Net cash provided by operating activities	$1,329,616	$1,201,017

Cash paid for interest	$142,442	$144,566

Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

In 2003, paid in capital decreased $1,643,625 as a result of a non-cash financing activity, the increase of an accrued litigation payable.

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

                        Signature             Title          Date

/s/ Victor Salerno                                                                   President; Chief Executive      April 29, 2004
Victor Salerno                                                                                                    Officer; Director

/s/ Timothy Lockinger                                                            Chief Financial Officer, Secretary                     April 29, 2004
Timothy Lockinger             Treasurer, and Director

 /s/ W. Larry Swecker                                            Director                                                                 April 29, 2004
W. Larry Swecker

/s/ Judith Zimbelmann                                                                      Director                                                                  April 29, 2004
Judith Zimbelmann

/s/ Bruce Dewing                                                                             Director                                                                  April 29, 2004
Bruce Dewing

