Form 10QSB
period 2004-04-30
AMERICAN WAGERING INC
filed 2004-06-10
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004.

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
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of June 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

AMERICAN WAGERING, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                          3

            Item  1.      Financial Statements                                                                                                                                  3

                       CONSOLIDATED BALACE SHEETS                                                                                                          3

                       CONSOLIDATED STATEMENTS OF OPERATIONS                                                                                4

                       CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                               5

                        NOTES TO CONOLIDATED FINANCIAL STATEMENTS                                                                       6

             Item 2.       Management's Discussion And Analysis of Financial Condition and
                               Results of Operations                                                                                                                               10

             Item 3.       Controls and Procedures                                                                                                                          12

PART II - OTHER INFORMATION                                                                                                                                 14

              Item 1.       Legal Proceedings

              Item 2.       Changes in securities and use of proceeds                                                                                                 14

              Item 3.        Defaults upon senior securities                                                                                                                 14

              Item 4.        Submission of matters to a vote of security holders                                                                                   14

              Item 5.        Other information                                                                                                                                    15

              Item 6.        Exhibitis and reports on Form 8-K                                                                                                           15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2004 (Unaudited)	January 31, 2004
CURRENT ASSETS
Cash and equivalents	$2,780,857	$4,113,196
Restricted cash	1,136,086	1,060,869
Accounts receivable, net of allowance for doubtful accounts of $31,390	313,998	294,538
Inventories	1,004,786	957,174
Deferred tax asset, net	440,481	440,481
Note receivable	320,000
Prepaid expenses and other current assets	361,442	336,491

	6,357,650	7,202,749
PROPERTY AND EQUIPMENT, net	3,291,917	3,255,629
GOODWILL	103,725	103,725
OTHER ASSETS	282,152	337,816

	$10,035,444	$10,899,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$125,643	$131,834
Accounts payable	433,165	448,331
Accrued expenses	540,601	504,306
Unpaid winning tickets	550,289	687,073
Customer deposits and other current liabilities	877,535	1,621,956

	2,527,233	3,393,500

LIABILITIES AND REDEEMABLE PREFERRED STOCK OBLIGATION SUBJECT TO COMPROMISE
Accounts payable	204,794	169,940
Accrued expenses	397,419	382,331
Litigation payable, including accrued interest	3,100,310	3,100,310
Redeemable Series A preferred stock obligation - 3,238 shares	323,800	323,800

	4,026,323	3,976,381

LONG-TERM DEBT, less current portion	1,531,175	1,567,226
OTHER LONG-TERM LIABILITIES	25,000	25,000

	1,556,175	1,592,226

	8,109,731	8,962,107

STOCKHOLDERS’ EQUITY
Series A preferred stock - 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(11,657,062)	(11,644,963)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)

	1,925,714	1,937,812

	$10,035,444	$10,899,919

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30,
(UNAUDITED)

	2004	2003
REVENUES
Wagering	$1,615,507	$1,414,338
Systems	888,546	1,187,607

	2,504,053	2,601,945

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	1,175,460	1,067,254
Systems	444,653	552,347

	1,620,113	1,619,601

Research and development	228,108	229,869
Selling, general and administrative	525,650	484,159
Depreciation and amortization	89,735	140,818

	2,463,606	2,474,447

OPERATING INCOME	40,447	127,498

OTHER INCOME (EXPENSE)
Interest income	4,062	4,733
Interest expense	(35,458)	(38,707)
Reorganization	(8,250)
Other, net	25,505	41,122

	(14,141)	7,148

INCOME BEFORE INCOME TAX	26,306	134,646

INCOME TAX	3,000

NET INCOME	$23,306	$134,646

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.01

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30,
(UNAUDITED)

	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(757,649)	$(362,057)

INVESTING ACTIVITIES
Investment in restricted cash	(75,217)	(1,028,493)
Withdrawals of restricted cash		102,256
Note receivable	(320,000)
Purchase of property and equipment	(137,231)	(48,108)
Proceeds from disposition of other assets		7,439

Net cash used in investing activities	(532,448)	(966,906)

FINANCING ACTIVITIES
Repayment of borrowings	(67,063)	(27,696)
Proceeds from borrowings	24,821
Dividends paid		(35,011)

Net cash used in financing activities	(42,242)	(62,707)

NET DECREASE IN CASH	(1,332,339)	(1,391,670)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	4,113,196	4,329,654

END OF PERIOD	$ 2,780,857	$ 2,937,984

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and Subsidiaries (collectively the "Company"), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004, previously filed on April 30, 2004, with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2004, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.  Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), American Wagering, Inc. ("AWI") and its wholly-owned subsidiary, Leroy’s Horse and Sports Place, Inc. ("Leroy’s"), (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate the assets and business as debtor-in-possession and are subject to the supervision and orders of the Bankruptcy Court until emergence from Bankruptcy. On February 20, 2004, the Debtors filed a Plan of Reorganization (the "Plan") and related Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. Bankruptcy Court approval of the applicable Disclosure Statement relating to the Plan was required in order for the Plan to be submitted to impaired creditors and stockholders for approval. On April 8, 2004, the Bankruptcy Court considered the Debtors motion to approve the Disclosure Statement and Plan, and to begin soliciting acceptances of the Plan; the Bankruptcy Court approved the Debtors motion but determined that a competing plan could also be filed. On April 14, 2004, the Debtors amended the Plan (the "Amended Plan") and Disclosure Statement (the "Amended Disclosure Statement") in order to mitigate the effects of any competing plan of reorganization that may be submitted in this matter. On April 22, 2004, the Bankruptcy Court denied a motion filed by the Debtors seeking to extend the Debtors’ exclusivity period to confirm the Plan through the confirmation hearing (then set for June 3, 2004) upon the representation of a party in interest that a competing plan of reorganization and accompanying disclosure statement would be filed. The decision of the Bankruptcy Court will continue to allow competing plans of reorganization to be filed; this decision has been appealed to the Ninth Circuit Bankruptcy Appellate Panel. In accordance with the Bankruptcy Code, the proponent of a competing plan of reorganization must file a disclosure statement to accompany the competing plan of reorganization and have the disclosure statement approved by the Bankruptcy Court before the competing plan of reorganization may be submitted to impaired creditors and equity interest holders for approval. Also, on April 22, 2004, the Bankruptcy Court vacated the June 3, 2004 confirmation hearing regarding the Amended Plan and did not set a new date. A competing plan of reorganization and accompanying disclosure statement has not been filed as of this time.

The Company’s other subsidiaries, including CBS and AWIM, are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries.

Since the Petition Date, preferred stock dividends have not been paid, and the preferred stock is subject to possible compromise under the Amended Plan. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Debtors are unable to successfully emerge from bankruptcy.

For more information regarding the bankruptcy proceedings, please see the discussion contained in Part I, Item 2, of this report.

3.  Liabilities and Redeemable Preferred Stock Obligation subject to compromise as of April 30, 2004

Description	AWI	Leroy’s	Total
Accounts payable	$148,264	$75,260	$223,524
Accrued expenses	321,872	75,547	397,419
Judgment payable - Racusin	1,972,249		1,972,249
Judgment payable - LVGI	1,128,061		1,128,061
Redeemable series A preferred Stock obligation	323,800		323,800

	$3,894,246	$150,807	$4,045,053

4.  Reorganization costs

Reorganization costs include legal fees and Bankruptcy Court trustee fees and are charged to expense as incurred.

5.  Supplemental unaudited condensed financial statements of debtor-in-possession

Balance Sheets as of April 30, 2004	AWI	Leroy’s
Assets
Cash	$160,142	$2,340,034
Restricted cash and investments		1,126,687
Deferred tax asset	440,481
Prepaid expenses and other current assets	146,539	172,420

	747,162	3,639,141
Property and equipment, net	27,330	323,748
Due from affiliates*	3,711,526	3,203,571
Investment in subsidiaries*	1,553,007
Other assets	135,483	2,100

	$6,174,508	$7,168,560

Liabilities and Equity
Accounts payable	$104,340	$71,459
Accrued expenses	156,584	163,849
Unpaid winning tickets		550,289
Customer deposits and other current liabilities		506,735

	260,924	1,292,333
Due to affiliates, subject to compromise*	3,203,286	1,551,326
Other liabilities subject to compromise	3,894,246	149,539
Equity	(1,183,948)	4,175,363

	$6,174,508	$7,168,560

Statements of Operations for the three months ended April 30, 2004	AWI	Leroy’s
Revenues	$477,040	$1,615,453
Costs and expenses	470,540	1,534,134

Income from operations	6,500	81,319
Other income (expense)	(6,500)	1,072

Net income	$--	$82,391

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

Three months ended April 30,
	2004	2003

Net Income	$23,306	$134,646
Preferred stock dividends	(35,405)	(35,011)

Net income, as adjusted	$(12,099)	$99,635

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	7,836,846	8,151,304

7.  Business segments

The Company conducts its operations with customers through its Wagering and Systems segments. The Wagering segment operated 51 race and sports books throughout Nevada as of April 30, 2004. The

Systems segment designs, markets, installs and maintains sports and race book wagering systems and self-service wagering kiosks for the Nevada sports betting industry.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.

Three months ended April 30,
Continuing Operations	2004	2003
Operating income
Wagering	$381,441	$304,221
Systems	93,840	236,986
SG&A	(434,834)	(413,709

	$40,447	$127,498

8.  Other litigation

In accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change and will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with Statement of Financial Accounting Standard No. 5, the Company has recorded the Racusin claim and LVGI claim (discussed in Part II) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change. The claim amounts are subject to compromise and could materially increase or decrease depending on the outcome of the Chapter 11 Cases.

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

Forward Looking Statements

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

Overview

The Company’s primary operating strategy currently and upon emergence from Chapter 11 for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy’s, developing/selling/maintaining race/sports books systems through CBS, and leasing self-service wagering kiosks through AWIM. The self-service sports wagering kiosk allows the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready in this fiscal year ending January 31, 2005.

In preparation for the kiosk operations, AWI Keno, Inc., a subsidiary of the Company, was renamed AWI Manufacturing, Inc. ("AWIM") and Mega$ports, Inc., a subsidiary of CBS, was renamed Contest Sports Systems, Inc. ("CSS"). Kiosk operations will be accounted for under either AWIM or CSS depending on whether the particular kiosk is the gaming or non-gaming version.

The Company will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of sports and race books operated by Leroy’s may decrease in the future due to the closures of unprofitable locations, host properties, or other factors beyond our control or increase due to the opening of new locations with greater potential for profitability. There is no assurance that we will be able to add new locations and/or that any new locations added will be profitable.

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows assuming resolution of the Racusin claim and the LVGI claim through the Amended Plan. The Company plans to accumulate cash liquidity during this current year ended fiscal 2005 to fund the purchase of kiosks, possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company has possible negative cash flow exposures due primarily to the Racusin and LVGI judgments; see "Legal Proceedings". A final claim in the Racusin matter significantly in excess of amount accrued could have a significant negative impact on the

Company’s existing cash balances and anticipated cash flows. The final claim in the Racusin matter could be determined within the next twelve months and is material to the financial viability of the Company.

Liquidity and Capital Resources

The Company has minimum cash flow from operations and exposures due to the claims against the Company resulting from two lawsuits referred herein as the Racusin case and the LVGI case and the aforementioned Chapter 11 Cases.

The ultimate disposition and payment of the Racusin claim and the LVGI claim will be determined in the Chapter 11 cases. Subject to the Company restructuring payment of the Racusin Claim and the LVGI claim through a confirmed plan of reorganization, management believes that the Company will be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. The Company plans to accumulate cash liquidity by increasing profitable and closing unprofitable Leroy’s locations and leasing self service kiosks, to fund possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. Payment of claims at accrued amounts and final claims significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern. For these reasons, our independent auditors, Piercy Bowler Taylor and Kern, have indicated in their report dated April 15, 2004, included in the 10-KSB for the fiscal year ended January 31, 2004, that they had substantial doubt as to the Company’s ability to continue as a going concern.

The Gaming Control Board Regulation 22.040, Reserve Requirement, requires the Company have cash reserves of $2,150,000 to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company set aside $1,050,000 in certificate of deposits which are classified in its balance sheet as restricted cash. Additionally, the Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,150,000. Mr. Salerno was paid $38,500 (3.5% of the $1,100,000) for his personal guarantee. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

RESULTS OF OPERATIONS – Three Months ended April 30, 2004 and 2003

Revenues

Revenues for the three months ended April 30, 2004, decreased $97,892 (0.8%) to $2,504,053 from the three months ended April 30, 2003. An increase in Wagering revenues of $201,169 resulting from a 2.1% increase in net win and an increase in pari-mutuel race commission revenue of $27,362 was offset by a decrease in Systems revenues of $299,061 (6.2%) for the three months ended April 30, 2004 resulted in the decrease in revenues. These increases/decreases are attributable to events and conditions described below.

Wagering Operations
Revenues from wagering increased $201,169 (3.0%) to $1,615,507 in the first three months of fiscal 2005 as compared with the same three-month period in fiscal 2004. The increase in revenue is attributable to an increase in the net win percentage to 7.1% compared to 7.0% for the three months ended April 30, 2003, a random occurrence. Additionally, pari-mutuel race commission revenue increased $27,362 (32.5%). Handle was $21,089,646 for the three months ended April 30, 2004, $2,050,488 more than the same three-month period ended April 30, 2003. The Company attributes the increase in handle to an increase in viable locations and increased customer loyalty. In the future, elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control could result in declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems Operations
Equipment and software license sales decreased $342,539 (61.8%) over the same period in fiscal 2004 while the gross profit margin decreased to 37.1% in the current period compared to 56% in the prior period. Maintenance revenues increased $43,478 (6.9%) to $676,720 associated with increased maintenance contracts on the newer product installations. CBS equipment sales typically are low volume, high dollar transactions. Equipment sales are not recurring like the maintenance fees; as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book, this is a limiting factor on the number of potential customers and potential sales.

Operating Costs and Expenses

Comparative operating costs and expenses for the three months ended April 30,2004 decreased slightly (0.1%) to $2,463,606 as compared to $2,474,447 for the previous period as discussed below.

Direct Costs and Expenses
The increase in the direct costs and expenses for the Wagering segment of $108,206 (2.3%) consists primarily of a $25,755 (4.0%) increase in employee expenses, a $28,613 (44.4%) increase in telephone expenses associated with new locations, a $42,621 (42.8%) increase in federal and state taxes due to increased Handle and net win, and an $8,025 (22.7%) increase in costs associated with the new pari-mutuel race locations. Direct costs and expenses for the Systems segment decreased $107,694 (19.5%), primarily due to decreased equipment sales.

Other Income and Expense

Other expense increased $21,289, consisting primarily of additional $8,250 reorganization expenses associated with the bankruptcy and a $12,000 gain on equipment recorded in the three months ended April 30, 2004.

Item 3.  Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments to the legal proceedings reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004, previously filed on April 30, 2004, with the Securities and Exchange Commission.

Las Vegas Gaming, Inc. (successor-in-interest to Imagineering Systems, Inc.)

On July 1, 2003, Las Vegas Gaming, Inc. ("LVGI") purchased 100% of the equity of Imagineering Systems, Inc. ("ISI") and, as such, LVGI became the successor-in-interest to the ISI claim. Accordingly, all references to Imagineering, Imagineering Systems, Inc. and/or ISI throughout this document have been changed to LVGI.

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
None

Item 5.  Other information
None

Item 6.  Exhibits and reports on Form 8-K.

       a.) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.) Reports on Form 8-K

On February 26, 2004, a Current Report on Form 8-K was filed to disclose that the Debtors filed a Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court.

On April 19, 2004, a Current Report on Form 8-K was filed to disclose that the Debtors amended the Plan of Reorganization and Disclosure Statement in order to mitigate the effects of any competing plan of reorganization that may be submitted.

On April 26, 2004, a Current Report on Form 8-K was filed to disclose that the Bankruptcy Court denied the Debtor’s motion seeking to extend the Debtor’s exclusivity period to file a plan of reorganization and disclosure statement through the confirmation hearing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated June 9, 2004

By:      /s/ Timothy F. Lockinger
          Timothy F. Lockinger
          Chief Financial Officer, Secretary and Treasurer
          (Principal Accounting Officer)

