Form 10QSB
period 2004-07-31
AMERICAN WAGERING INC
filed 2004-09-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004.

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
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of September 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

AMERICAN WAGERING, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                    3

Item 1.     Financial Statements                                                                                                                                              3

          CONSOLIDATED BALANCE SHEETS                                                                                                                  3

                      CONSOLIDATED STATEMENTS OF OPERATIONS                                                                                           4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                          6

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                               7

            Item 2.     Management's Discussion And Analysis of Financial Condition and
                            Results of Operations                                                                                                                                          10

Item 3.     Controls and Procedures                                                                                                                                     15

PART II - OTHER INFORMATION                                                                                                                                        16

Item 1.     Legal Proceedings                                                                                                                                               16

Item 2.     Changes in securities and use of proceeds                                                                                                            18

Item 3.     Defaults upon senior securities                                                                                                                              18

Item 4.     Submission of matters to a vote of security holders                                                                                               18

Item 5.    Other information                                                                                                                                                 18

Item 6.     Exhibits and reports on Form 8-K.                                                                                                                      19

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2004 (Unaudited)	January 31, 2004
CURRENT ASSETS
Cash and equivalents	$2,478,791	$4,113,196
Restricted cash	1,130,021	1,060,869
Accounts receivable, net of allowances for doubtful accounts	500,700	294,538
Inventories	724,041	957,174
Deferred tax asset, net	440,481	440,481
Note receivable	320,000	--
Prepaid expenses and other current assets	344,228	336,491
	5,938,262	7,202,749
PROPERTY AND EQUIPMENT, net	3,368,549	3,255,629
GOODWILL	103,725	103,725
OTHER ASSETS	271,259	337,816
	$9,681,795	$10,899,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$97,349	$131,834
Accounts payable	645,162	448,331
Accrued expenses	509,918	504,306
Unpaid winning tickets	371,320	687,073
Customer deposits and other current liabilities	574,726	1,621,956
	2,198,475	3,393,500
LIABILITIES AND REDEEMABLE PREFERRED STOCK OBLIGATION SUBJECT TO COMPROMISE
Accounts payable	241,065	169,940
Accrued expenses	403,653	382,331
Litigation payable, including accrued interest	3,100,310	3,100,310
Redeemable Series A preferred stock obligation - 3,238 shares	323,800	323,800
	4,068,828	3,976,381
LONG-TERM DEBT, less current portion	1,527,470	1,567,226
OTHER LONG-TERM LIABILITIES	45,008	25,000
	1,572,478	1,592,226
	7,839,781	8,962,107
STOCKHOLDERS’ EQUITY
Series A preferred stock - 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(11,740,761)	(11,644,963)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)
	1,842,014	1,937,812
	$9,681,795	$10,899,919

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31
(UNAUDITED)

	2004	2003
REVENUES
Wagering	$1,325,554	$1,146,438
Systems sales and service	1,716,219	957,309
	3,041,773	2,103,747

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	1,159,125	1,065,517
Systems	776,123	423,225
	1,935,428	1,488,742
Research and development	234,497	238,712
Selling, general and administrative	525,368	486,628
Depreciation and amortization	90,736	86,254
	2,785,849	2,300,336

OPERATING INCOME (LOSS)	255,924	(196,589)

OTHER INCOME (EXPENSE)
Interest income	4,521	8,565
Interest expense	(34,133)	(37,025)
Reorganization	(299,045)	--
Litigation judgment	--	(800,082)
Other, net	25,226	34,155
	(303,431)	(794,387)

NET LOSS	$(47,507)	$(990,976)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.13)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31,
(UNAUDITED)

	2004	2003
REVENUES
Wagering	$2,941,061	$2,560,776
Systems sales and service	2,604,764	2,144,916
	5,545,825	4,705,692

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	2,334,584	2,132,771
Systems	1,220,776	975,572
	3,555,360	3,108,343
Research and development	462,605	468,580
Selling, general and administrative	1,051,018	970,787
Depreciation and amortization	180,471	227,072
	5,249,454	4,774,782

OPERATING INCOME (LOSS)	296,371	(69,090)

OTHER INCOME (EXPENSE)
Interest income	8,583	13,328
Interest expense	(69,591)	(75,349)
Litigation judgment	--	(800,465)
Reorganization	(307,295)	--
Other, net	(50,731)	75,247
	(317,572)	(787,239)

LOSS BEFORE INCOME TAX	(21,201)	(856,329)

INCOME TAX	3,000	--

NET LOSS	$(24,201)	$(856,329)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.13)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31,
(UNAUDITED)

	2004	2003

OPERATING ACTIVITIES
Net cash used in operating activities	$(888,136)	$(832,968)

INVESTING ACTIVITIES
Investment in restricted cash	(70,966)	(1,005,926)
Withdrawals of restricted cash	--	102,256
Note receivable	(320,000)	--
Purchase of property and equipment	(304,070)	(122,793)
Net cash used in investing activities	(695,036)	(1,026,463)

FINANCING ACTIVITIES
Repayment of borrowings	(97,328)	(56,028)
Proceeds from borrowings	46,095	--
Dividends paid	--	(71,203)
Other	--	100
Net cash used in financing activities	(51,233)	(127,131)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,634,405)	(1,986,562)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	4,113,196	4,329,654
END OF PERIOD	$2,478,791	$2,343,092

See notes to consolidated financial statements.
.
6

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and Subsidiaries (collectively the "Company"), and the related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004, previously filed on April 30, 2004 with the Securities and Exchange Commission from which the consolidated balance sheet at January 31, 2004, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.     Chapter 11 Filing

On July 25, 2003 (the "Petition Date"), American Wagering, Inc. ("AWI") and its wholly-owned subsidiary, Leroy’s Horse and Sports Place, Inc. ("Leroy’s"), (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, AWI and Leroy’s continue to manage and operate the assets and business as debtor-in-possession and are subject to the supervision and orders of the Bankruptcy Court until emergence from Bankruptcy. On February 20, 2004, the Debtors filed a Plan of Reorganization (the "Plan") and related Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. Bankruptcy Court approval of the applicable Disclosure Statement relating to the Plan was required in order for the Plan to be submitted to impaired creditors and stockholders for approval. On April 8, 2004, the Bankruptcy Court considered the Debtors motion to approve the Disclosure Statement and Plan, and to begin soliciting acceptances of the Plan; the Bankruptcy Court approved the Debtors motion, but determined that a competing plan could also be filed. On April 14, 2004, the Debtors amended the Plan (the "Amended Plan") and Disclosure Statement (the "Amended Disclosure Statement") in order to mitigate the effects of any competing plan of reorganization that may be submitted in this matter. On April 22, 2004, the Bankruptcy Court denied a motion filed by the Debtors seeking to extend the Debtors’ exclusivity period to confirm the Plan through the confirmation hearing upon the representation of a party in interest that a competing plan of reorganization and accompanying disclosure statement would be filed. In accordance with the Bankruptcy Code, the proponent of a competing plan of reorganization must file a disclosure statement to accompany the competing plan of reorganization and have the disclosure statement approved by the Bankruptcy Court before the competing plan of reorganization may be submitted to impaired creditors and equity interest holders for approval. On August 24, 2004 subsequent to the reported period, the Bankruptcy Court considered a motion seeking approval of the competing disclosure statement and accompanying plan of reorganization filed by Vince Schettler ("Schettler" or the "Schettler Plan"). The Bankruptcy Court found that the Schettler Plan was not confirmable and denied approval of the disclosure statement. The decision of the Bankruptcy Court does not allow Schettler to amend the Schettler Plan and eliminates the Schettler Plan from further consideration.

On September 3, 2004, Debtor’s entered into a Settlement Agreement with Michael Racusin d/b/a M. Racusin & Co. to come to payment terms regarding the current litigation between the parties. This Settlement Agreement does not dismiss any legal actions existing between the parties; rather, the purpose of the Settlement Agreement is to specify the payment terms based upon the outcome of the litigation. Pursuant to the terms of the Settlement Agreement, the Debtors will restate the Amended Plan and Amended Disclosure Statement (the "Restated Plan" and the "Restated Disclosure Statement") and Racusin agrees to fully support, and vote the Racusin Claim in favor of, the Restated Plan. The Settlement Agreement is subject to approval by the Bankruptcy Court. A motion will be filed to approve the Settlement Agreement. Please refer to Part II, Item 1 ("Legal Proceedings") for additional information.

At this time, a date for a confirmation hearing regarding the Restated Plan has not been set.

The Company’s other subsidiaries, including Computerized Bookkeeping Systems, Inc. and AWI Manufacturing, Inc., are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries.

Since the Petition Date, preferred stock dividends have not been paid, and the preferred stock redemption obligation (Note 3) is subject to possible compromise under the Amended Plan. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Debtors are unable to successfully emerge from bankruptcy.

For more information regarding the bankruptcy proceedings, please see the discussion contained in Part I, Item 2, of this report.

3.     Liabilities and redeemable preferred stock obligation subject to compromise as of July 31, 2004

Description	AWI	Leroy’s	Total
Accounts payable	$183,442	$57,623	$241,065
Accrued expenses	332,623	71,030	403,653
Judgment payable - Racusin	1,972,249	--	1,972,249
Judgment payable - LVGI	1,128,061	--	1,128,061
Redeemable Series A preferred stock obligation	323,800	--	323,800
	$3,940,175	$128,653	$4,068,828

4.     Reorganization costs

Reorganization costs for the six months ended July 31, 2004, include legal fees of $290,295 and Bankruptcy Court trustee fees of $17,000 and are charged to expense as incurred.

5.     Supplemental unaudited condensed financial statements of debtor-in-possession

	AWI	Leroy’s
Balance Sheets as of July 31, 2004
Assets
Cash	$316,073	$1,944,499
Restricted cash and investments	--	1,120,349
Deferred tax asset	440,481	--
Prepaid expenses and other current assets	97,152	185,132
	853,706	3,249,980
Property and equipment, net	20,445	317,439
Due from affiliates*	3,809,953	3,203,346
Investment in subsidiaries*	1,553,007	--
Other assets	136,053	1,200
	$6,373,164	$6,774,465
Liabilities and Equity
Accounts payable	$385,918	$301,603
Accrued expenses	66,074	66,253
Unpaid winning tickets	--	371,320
Customer deposits and other current liabilities	--	619,734
	451,992	1,358,910
Due to affiliates, subject to compromise*	2,877,337	1,429,204
Other liabilities subject to compromise	3,940,175	128,653
Equity	(896,340)	3,863,350
	$6,373,164	$6,774,465

Statements of Operations for the six months ended July 31, 2004
Revenues	$1,196,482	$2,941,061
Costs and expenses	875,938	3,172,897
Income from operations	320,544	(231,863)
Other income (expense)	(320,544)	(20,943)
Net loss	$--	$(210,893)

The condensed balance sheets may not reflect, as liabilities, the total amount of the claims against AWI and Leroy’s in the Chapter 11 Cases as the deadline for the filing of pre-petition claims has not passed and the assertion of additional bankruptcy claims is possible.
____________
*Eliminated in consolidation

6. Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share ordinarily consider potentially dilutive securities (options) as outstanding except in loss periods when the effect would be anti-dilutive, and net income (loss) is adjusted for preferred stock dividends. Since the Petition Date, there have been no dividends paid on preferred stock. For the operating periods presented, the tables below reconcile net income (loss) and weighted average shares outstanding used to calculate basic income (loss) per share to those used to calculate diluted income (loss) per share:

Three months ended July 31,
	2004	2003

Net income (loss)	$(47,507)	$134,646
Preferred stock dividends	(36,192)	(35,011)
Net income (loss), as adjusted	$(83,699)	$99,635

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	7,836,846	8,151,304

Six months ended July 31,
	2004	2003

Net loss	$(24,201)	$(856,329)
Preferred stock dividends	(71,597)	(71,203)
Net loss, as adjusted	$(95,798)	$(927,532)

Basic weighted average shares outstanding	7,836,846	7,836,846

Diluted weighted average shares outstanding	7,836,846	7,836,846

7. Business segments

The Company conducts its operations with customers through its "Wagering" and "Systems" segments. The Wagering segment operated 51 race and sports books throughout Nevada as of July 31, 2004. The Systems segment designs, markets, installs and maintains sports and race book wagering systems and self-service wagering kiosks for the Nevada sports betting industry.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.

Three months ended July 31,
	2004	2003
Operating income
Wagering	$107,368	$21,918
Systems	558,246	155,570
Unallocated	(409,690)	(374,077
	$255,924	$196,589

Six months ended July 31,
	2004	2003
Operating income
Wagering	$494,074	$326,140
Systems	646,820	392,556
Unallocated	(844,524)	(787,786)
	$296,370	$(69,090)

8.    Other litigation

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change and will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with SFAS 5, the Company has recorded the Racusin and LVGI claims (discussed in Part II) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change. The claim amounts are subject to compromise and could materially increase or decrease depending on the outcome of the Chapter 11 Cases.

9.     Regulatory Matters

The scope of the Company’s licensed race and sports books operation in Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon the Company’s wagering operations.

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

Overview

The Company’s primary operating strategy currently and upon emergence from Chapter 11 for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy’s, developing/selling/maintaining race/sports books systems through CBS, and leasing self-service wagering kiosks through AWI Manufacturing, Inc. (AWIM). The self-service sports wagering kiosks allow the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready prior to the end of this fiscal year.

Liquidity and Capital Resources

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows assuming resolution of the Racusin Claim and the LVGI Claim through the Restated Plan in accordance with the Settlement Agreement and LVGI Settlement Agreement. During this current fiscal year ended 2005, the Company plans to accumulate cash liquidity to fund the purchase of kiosks, possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company has possible negative cash flow exposures due primarily to the Racusin and LVGI judgments. A final claim in the Racusin matter significantly in excess of amount accrued could have a significant negative impact on the Company’s existing cash balances and anticipated cash flows. The final claim in the Racusin matter could be determined within the next six months and is material to the financial viability of the Company.

Management will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. We will also continue our review of existing locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of sports and race books operated by Leroy’s may decrease in the future due to the closures of unprofitable locations, host properties, or other factors beyond our control or they may increase due to the opening of new locations with greater potential for profitability. There is no assurance that we will be able to add new locations and/or that any new locations added will be profitable.

The Company has minimum cash flow from operations and exposure to a cash flow shortage due to the claims against the Company resulting from the Racusin case and the LVGI case and the aforementioned Chapter 11 Cases.

The ultimate disposition and payment of the Racusin Claim and the LVGI claim will be determined in the Chapter 11 cases. Subject to the Company restructuring payment of the Racusin Claim as provided for in the Settlement Agreement and the LVGI Claim as provided for in the LVGI Settlement Agreement through confirmation of the Restated Plan, management believes that the Company will be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. Payment of claims at accrued amounts and final claims significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern. For these reasons, our independent auditors, Piercy Bowler Taylor and Kern, have indicated in their report dated April 15, 2004, on our most recent annual financial statements included in the 10-KSB for the fiscal year ended January 31, 2004, that they had substantial doubt as to the Company’s ability to continue as a going concern.

The Gaming Control Board Regulation 22.040 Reserve Requirement requires the Company have cash reserves of $2,200,000 to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company has obtained a $1,100,000 irrevocable standby letter of credit collateralized by $1,100,000 in certificate of deposits which are classified in its balance sheet as restricted cash. Additionally, the Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,200,000. Mr. Salerno was paid $52,500 for his personal guarantee. In order to collateralize this irrevocable standby letter of credit in the amount of $1,100,000, Mr. Salerno was required to obtain a second mortgage on his personal residence in the amount of $1,500,000. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s subsidiary and/or requiring a significant reduction in the handle (total amount wagered).

RESULTS OF OPERATIONS -Six Months ended July 31, 2004 and 2003

Revenues

Revenues for the six months ended July 31, 2004, increased $840,133 (17.9%) from the six months ended July 31, 2003. Wagering revenues increased $380,285 (14.9%) and Systems revenues increased $459,848 (21.4%) for the six months ended July 31, 2004. These increases are attributable to events and conditions described below.

Wagering Operations
Revenues from wagering increased $380,285 (14.9%) in the first six months of fiscal 2005 as compared with the same six-month period in fiscal 2004. The increase in revenue is attributable to an increase in the net win percentage to 7.0% compared to 6.9% for the six months ended July

31, 2003. Additionally, pari-mutuel race commission revenue increased $140,526 (84.9%) primarily due to the addition of another pari-mutuel race location. "Handle" was $37,911,743 for the six months ended July 31, 2004, $2,972,831 (8.51%) more than the same six-month period ended July 31, 2003. The Company attributes the increase in handle to an increase in viable locations and increased customer loyalty. In the future, elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control could result in declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems Operations
Equipment and software license sales increased $459,848 (21.4%) over the same period in fiscal 2004, while gross profit margin decreased to 50.8% in the current period compared to 56% in the prior period. Maintenance revenues increased $34,057 (2.7%) to $1,309,482 associated with increased maintenance contracts on the newer product installations. CBS equipment sales typically are low volume, high dollar transactions. Equipment sales are not recurring like the maintenance fees. The impetus for an equipment sale is outdated or expired equipment at existing casinos or the opening of a new sports book. This is a limiting factor on the number of potential customers and potential equipment sales.

Operating Costs and Expenses

Comparative operating costs and expenses for the six months ended July 31, 2004 increased by $474,672 (9.9%) as compared to for the previous period as discussed below.

Direct Costs and Expenses
The increase in the direct costs and expenses for the Wagering segment of $201,813 (9.5%) consists primarily of a $33,827 (2.6%) increase in employee expenses, a $32,801 (21.8%) increase in telephone expenses associated with new locations, a $73,858 (37.9%) increase in federal and state taxes due to increased handle and net win, $41,805 (52.3%) increase in costs associated with the new pari-mutuel race locations and an $14,550 increase for the cost of ticket paper which is usually purchased later in the year. Direct costs and expenses for the Systems segment decreased $245,204 (25.1%), primarily due to increased equipment sales of $254,408 offset by a slight decrease in system maintenance expense.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses of $80,231 (8.3%) consists primarily of an increase for general insurance costs resulting from increased premiums.

Other Income and Expense

Other expenses decreased $469,667 (59.7%), consisting primarily of an additional $307,295 in reorganization expenses, which included legal and bankruptcy court fees, offset by a decrease in litigation judgment expense of $800,465 recorded in the six months ended July 31, 2003.

Item 3.     Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There has been no material developments to the legal proceedings reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004, previously filed with the Securities and Exchange Commission except as noted below.

Racusin

On September 3, 2004, American Wagering, Inc. ("AWI") and its wholly owned subsidiary Leroy’s Horse & Sports Place, Inc. ("Leroy’s" and, jointly with AWI, the "Companies" or "Debtors"), debtors and debtors in possession under the Bankruptcy Code in Chapter 11 case numbers BK-N-03-52529 and BK-N-03-52530 (the "Bankruptcy Cases") pending in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") entered into a settlement agreement (the "Settlement Agreement") with Michael Racusin d/b/a M. Racusin & Co. ("Racusin") to set out payment terms resulting from current litigation between the Companies and Racusin (the "Racusin Litigation"). The Debtors intend to seek approval of the Settlement Agreement by the Bankruptcy Court and to incorporate the terms of the Settlement Agreement in the Companies’ pending plan of reorganization as more fully explained below.

The Settlement Agreement does not dismiss any legal actions currently pending between the Companies and Racusin. Rather, the terms of the Settlement Agreement outline the payment terms based upon the outcome of those legal actions.

Racusin currently holds a judgment against the Companies in the amount of $1,328,764.14 as of June 20, 2003 (the "Initial Judgment" or the "Racusin Claim"). The Racusin Claim is currently the subject of the following two (2) appeals:

     1.     Racusin has appealed the amount of the Initial Judgment to the 9th Circuit Court of Appeals (the "9th Circuit Appeal") claiming that the Initial Judgment should include interest from the date of the breach (May 15, 1996). Oral arguments regarding the 9th Circuit Appeal have been tentatively scheduled for
             October 4, 2004.

     2.     The Companies commenced an adversary proceeding before the Bankruptcy Court to subordinate the Racusin Claim pursuant to Section 510(b) of the
             Bankruptcy Code and has appealed an adverse decision of the Bankruptcy Court to the Bankruptcy Appellate Panel (the "BAP Appeal"). Oral
             arguments regarding the BAP Appeal have been tentatively scheduled for October 21, 2004.

Based upon the pending legal actions regarding the Racusin Litigation, there are four (4) possible outcomes. The following is a brief discussion of those four (4) outcomes and the payment terms agreed upon by the parties in the event of each circumstance.

     1.     Racusin wins the 9th Circuit Appeal and wins the BAP Appeal. In this event, Racusin will receive the lesser of the amount awarded by the 9th Circuit or
             $2,800,000.00. The Racusin

             Claim will then be paid to Racusin over a sixty (60) month period in accordance with Amortization Schedule #2 attached to the Settlement Agreement in full satisfaction and release of the Racusin Claim.

     2.     Racusin loses the 9th Circuit Appeal and wins the BAP Appeal. In this event, Racusin will receive $1,320,000.00. The Racusin Claim will then be paid to Racusin over a twelve (12) month period in accordance with Amortization Schedule #1 attached to the Settlement Agreement in full satisfaction and release of the Racusin Claim.

     3.     Racusin wins the 9th Circuit Appeal and loses the BAP Appeal. In this event, Racusin will receive 250,000 shares of AWI’s common stock in full satisfaction and release of the Racusin Claim.
     4.     Racusin loses the 9th Circuit Appeal and loses the BAP Appeal. In this event, Racusin will receive 200,000 shares of AWI’s common stock in full satisfaction and release of the Racusin Claim.

In addition to the payment terms noted above, the Settlement Agreement also provides the following significant terms and conditions:

     1.     The Companies will file a Restated Amended Plan of Reorganization (the "Restated Amended Plan") to conform the treatment of the Racusin Claim in accordance with the terms and conditions of the Settlement Agreement.

     2.     Racusin agrees, to the fullest extent allowed by applicable law, to support and vote in favor of the Restated Amended Plan and to not support or vote in favor of any plan other than the Restated Amended Plan or to support any action by any other party to oppose or delay confirmation of the Restated
             Amended Plan, provided that the Restated Amended Plan provides for the Racusin Claim consistent with the Settlement Agreement. Racusin agrees that:
             (a) any failure on his part to support confirmation of the Restated Amended Plan, or (b) any other action on his part to delay or oppose confirmation of the Restated Amended Plan, will be deemed not good faith on the part of Racusin and will be sufficient and appropriate grounds for a designation of
             Racusin’s vote in accordance with Section 1126(e) of the Bankruptcy Code.
     3.     The Companies agree that they will not appeal the decision in the BAP Appeal and will accept the BAP Appeal decision as final; Racusin, however, shall retain the right to appeal the decision. Both the Companies and Racusin agree the neither party will appeal the decision in the 9th Circuit Appeal and that they will accept the 9th Circuit Appeal decision as final.

     4.     The Companies shall immediately seek approval of the Settlement Agreement from the Bankruptcy Court.

     5.      Upon approval of the Settlement Agreement by the Bankruptcy Court, the Companies shall cause Racusin’s legal appeal in a matter unrelated to the
              Companies to be fully bonded up to

               the maximum amount of $300,000.00. In the event that Racusin is successful in this appeal unrelated to the Companies, the monies so advanced by the Companies shall be returned to the Companies. In the event that Racusin is not successful in this appeal unrelated to the Companies, the monies so advanced by the Companies shall apply towards payment of any monies due in the Racusin Claim.

      6.     Racusin will be employed by a subsidiary of AWI in order to provide consulting services to that subsidiary company. The terms of employment shall be eighteen (18) months, non-renewable, at a rate of $7,000.00 gross per month (subject to all normal and customary taxes and withholdings).

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

Other

The Company is involved in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, other than as mentioned above, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

     b.) Reports on Form 8-K

On August 25, 2004, a Current Report on Form 8-K was filed to disclose that the Bankruptcy Court denied the competing disclosure statement and accompanying plan of reorganization of Vince Schettler.

On September 7, 2004, a Current Report on Form 8-K was filed to disclose the terms of the Settlement Agreement between the Debtors and Michael Racusin.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated September 13, 2004

By: /s/   Timothy Lockinger
       Timothy F. Lockinger
      Chief Financial Officer, Secretary and Treasurer
      (Principal Accounting Officer)

