Form 10QSB
period 2004-10-31
AMERICAN WAGERING INC
filed 2004-12-15
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004.

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
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,836,846 shares of Common Stock as of October 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

AMERICAN WAGERING, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I - FINANICAL INFORMATION                                                                                                                                    3

     Item 1.     Financial Statements                                                                                                                                               3

CONSOLIDATED BALANCE SHEETS                                                                                                                3

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                                        4

                        CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                        6

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                             7

            Item 2.     Management's Discussion And Analysis of Financial Condition and
                            Results of Operations                                                                                                                                          15

            Item 3.     Controls and Procedures                                                                                                                                     19

PART II - OTHER INFORMATION                                                                                                                                         20

            Item 1.      Legal Procedings                                                                                                                                                20

            Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                                                               21

            Item 3.      Defaults Upon Senior Securities                                                                                                                          21

            Item 4.      Submission of Matters to a Vote of Security Holders                                                                                          21

            Item 5.      Other Information                                                                                                                                              21

            Item 6.       Exhibits                                                                                                                                                             21

PART I - FINANCIAL INFORMATION (1)

Item 1.  Financial Statements (2)

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

October 31, January 31, 2004 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$3,121,416	$4,113,196
Restricted cash	1,187,235	1,060,869
Accounts receivable, net of allowances	164,445	294,538
Inventories	481,805	957,174
Deferred tax asset, net of allowances	440,481	440,481
Note receivable (3)	620,000	--
Prepaid expenses and other	408,752	336,491
	6,424,134	7,202,749
PROPERTY AND EQUIPMENT, net	3,629,265	3,255,629
GOODWILL	103,725	103,725
OTHER ASSETS	227,024	337,816
	$10,384,148	$10,899,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$68,613	$131,834
Accounts payable	894,275	448,331
Accrued expenses	660,617	504,306
Unpaid winning tickets	1,191,727	687,073
Customer deposits and other	776,783	1,621,956
	3,592,015	3,393,500
LIABILITIES AND REDEEMABLE PREFERRED STOCK OBLIGATION SUBJECT TO COMPROMISE (4)
Accounts payable	277,178	169,940
Accrued expenses	456,822	382,331
Litigation payable, including accrued interest	3,100,310	3,100,310
Redeemable Series A preferred stock obligation - 3,238 shares	323,800	323,800
	4,158,110	3,976,381
LONG-TERM DEBT, less current portion	1,523,559	1,567,226
OTHER LONG-TERM LIABILITIES	45,033	25,000
	1,568,592	1,592,226
	9,318,717	8,962,107
STOCKHOLDERS’ EQUITY
Series A preferred stock - 10% cumulative; $.01 par value; authorized: 25,000,000 shares; issued and outstanding: 10,924 shares	1,092,400	1,092,400
Common stock - $.01 par value; authorized: 25,000,000 shares; issued: 7,897,946 shares	78,979	78,979
Additional paid-in capital	12,738,889	12,738,889
Deficit	(12,517,344)	(11,644,963)
Less 61,100 common shares in treasury, at cost	(327,493)	(327,493)
	1,065,431	1,937,812
	$10,384,148	$10,899,919

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31
(UNAUDITED)

2004 2003
REVENUES
Wagering	$1,365,363	$1,661,359
Systems sales and service	1,014,779	1,075,903
	2,380,142	2,737,262

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	1,525,334	1,394,187
Systems	543,896	574,007
	2,069,230	1,968,194

Research and development	241,495	246,305
Selling, general and administrative	556,548	503,703
Depreciation and amortization	95,846	85,963
	2,963,119	2,804,165

OPERATING LOSS	(582,977)	(66,903)

OTHER INCOME (EXPENSE)
Interest income	1,107	4,374
Interest expense	(33,458)	(36,449)
Reorganization (5)	(147,724)	(1,188)
Other, net	22,660	22,611
	(157,415)	(10,652)

NET LOSS	$(740,392)	$(77,555)

BASIC LOSS PER SHARE (7)	$(0.09)	$(0.01)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31,
(UNAUDITED)

2004 2003
REVENUES
Wagering	$4,306,424	$4,222,135
Systems sales and service	3,619,543	3,220,820
	7,925,967	7,442,955

OPERATING COSTS AND EXPENSES
Direct costs:
Wagering	3,859,918	3,526,958
Systems	1,764,671	1,549,579
	5,624,589	5,076,537

Research and development	704,100	714,885
Selling, general and administrative	1,607,566	1,474,490
Depreciation and amortization	276,317	313,036
	8,212,572	7,578,948

OPERATING LOSS	(286,605)	(135,993)

OTHER INCOME (EXPENSE)
Interest income	9,690	17,702
Interest expense	(103,049)	(111,798)
Litigation judgment	--	(800,465)
Reorganization	(455,019)	(1,188)
Other, net	70,391	97,858
	(477,987)	(797,891)

LOSS BEFORE INCOME TAX	(764,592)	(933,884)

INCOME TAX	3,000	--

NET LOSS	$(761,592)	$(933,884)

BASIC LOSS PER SHARE	$(0.11)	$(0.13)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31,
(UNAUDITED)

2004 2003
OPERATING ACTIVITIES
Net cash provided by operating activities	$501,554	$122,149

INVESTING ACTIVITIES
Investment in restricted cash	(106,333)	(1,000,222)
Withdrawals of restricted cash	--	120,173
Note receivable	(620,000)	--
Purchase of property and equipment	(660,112)	(226,122)
Net cash used in investing activities	(1,386,445)	(1,106,171)

FINANCING ACTIVITIES
Repayment of borrowings	(106,889)	(85,185)
Dividends paid	--	(107,395)
Other	--	100
Net cash used in financing activities	(106,889)	(192,480)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(991,780)	(1,176,502)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	4,113,196	4,329,654
END OF PERIOD	$3,121,416	$3,153,152

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

2. Chapter 11 Filing

On July 25, 2003 (the “Petition Date”), American Wagering, Inc. (“AWI”) and its wholly-owned subsidiary, Leroy’s Horse and Sports Place, Inc. (“Leroy’s”), (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”). Pursuant to the Bankruptcy Code, the Debtors continue to manage and operate the assets and business as a debtor-in-possession and are subject to the supervision and orders of the Bankruptcy Court until emergence from Bankruptcy.

The following represents the significant dates/events in regards to the Chapter 11 Cases:

December 23, 2003: The Bankruptcy Court approved the Debtors motion seeking to extend the exclusivity period for filing a plan of reorganization pending the outcome of the Section 510(b) subordination issue.

         January 5, 2004: The Bankruptcy Court denied the Debtors motion seeking to subordinate the Racusin Claim pursuant to Section 510(b) of the Bankruptcy
         Code.

February 20, 2004: The Debtors filed a Plan of Reorganization (the “Plan”) and related Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.

April 8, 2004: The Bankruptcy Court approved the Debtors Plan and Disclosure Statement. In addition, the Bankruptcy Court determined that a competing plan could also be filed.

April 14, 2004: The Debtors amended the Plan (the “Amended Plan”) and Disclosure Statement (the “Amended Disclosure Statement”) in order to mitigate the effects of any competing plan of reorganization.

April 22, 2004: The Bankruptcy Court denied the Debtors motion seeking to extend the exclusivity period.

August 24, 2004: The Bankruptcy Court denied approval of the competing plan of reorganization and related disclosure statement filed by Vince Schettler (the “Schettler Plan”) finding that the Schettler Plan was not confirmable.

September 3, 2004: The Debtors entered into a Settlement Agreement with Michael Racusin d/b/a M. Racusin & Co. (“Racusin”) to set out payment terms regarding the current litigation between the parties. Please refer to Part II, Item 1 (“Legal Proceedings”) of this Form 10-QSB for additional information.

September 23, 2004: The Bankruptcy Court approved the terms and conditions of the Settlement Agreement dated September 3, 2004 between Debtors and Racusin.

September 23, 2004: The Bankruptcy Court approved the changes to the Amended Plan (henceforth known as the “Restated Amended Plan”) and related Amended Disclosure Statement (henceforth known as the “Restated Amended Disclosure Statement”) required to conform the Racusin Claim in accordance with the terms and conditions of the Settlement Agreement dated September 3, 2004.

September 23, 2004: The Bankruptcy Court denied the Debtors motion seeking to re-impose the exclusivity period thereby allowing competing plans of reorganization to be filed.

September 23, 2004: The Bankruptcy Court approved certain dates in regards to a proposed confirmation hearing including, but not limited to, the following: Approved a record date of November 12, 2004 (i.e., all shareholders of record as of this date will be allowed to vote for or against the plans of reorganization proposed in these Bankruptcy Cases); Approved a balloting deadline of January 31, 2005 (i.e., all votes must be received prior to this date to be considered valid); Approved a confirmation hearing date of February 14, 2005.

September 27, 2004: Youbet.com, Inc. (“Youbet”) an Internet company which, for a fee, provides an Internet platform for customers to place bets with horse racing tracks throughout the United States, filed with the Bankruptcy Court a Proposed Disclosure Statement to Accompany Youbet Joint Plan of Reorganization (the “Youbet Disclosure Statement”).

October 21, 2004: The Bankruptcy Appellate Panel (the “BAP”) heard oral arguments regarding the Debtors appeal seeking to subordinate the Racusin Claim pursuant to Section 510(b) of the Bankruptcy Code. A ruling from the BAP is anticipated within the next sixty (60) days from the filing date of this quarterly report.

November 12, 2004: The Bankruptcy Court gave final approval to the Restated Amended Disclosure Statement and the supplement to accompany it, subject to modifications.

November 12, 2004: The Bankruptcy Court found that the Youbet Disclosure Statement, as amended and subject to certain modifications, provides adequate information of a kind, and in sufficient detail, as far as reasonably practicable in light of the nature and history of the Debtor and the condition of the Company’s books and records, to enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the plan. As such, the Youbet plan and disclosure statement may be presented to the Debtors’ creditors and shareholders for consideration. The Youbet plan will be required to proceed along the same timelines noted above in order to meet the proposed confirmation hearing date of February 14, 2005. The Youbet plan requires shareholders to exchange their shares of AWI common stock for part cash and part shares of Youbet common stock. The Company considers the Youbet plan a hostile takeover and believes that the interests of the Company and its shareholders are best served by emerging from the Bankruptcy Cases in accordance with the Restated Amended Plan. As such, the Company does not support the Youbet plan as it is not in the best interests of the shareholders.

The Company’s other subsidiaries, including Computerized Bookkeeping Systems, Inc. and AWI Manufacturing, Inc., are not directly involved in the bankruptcy proceedings; however, the outcome of the Chapter 11 Cases could have a material adverse effect on these subsidiaries.

Since the Petition Date, preferred stock dividends have not been paid, and the preferred stock redemption obligation (Note 4) is subject to possible compromise under the Restated Amended Plan. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Debtors are unable to successfully emerge from bankruptcy.

3.Notes receivable

Notes receivable consist of a $320,000 loan to Las Vegas Gaming, Inc. (“LVGI”) and a $300,000 loan to Michael Racusin (“Racusin”) pursuant to the terms of the various settlement agreements.

On February 23, 2004, Computerized Bookmaking Systems, Inc. (“CBS”) loaned $320,000 to LVGI pursuant to the terms of the LVGI Settlement Agreement dated February 23, 2004. LVGI shall repay the loan to CBS as follows:

          a.     In the event the Bankruptcy Court approves the Restated Amended Plan, LVGI shall receive a lump-sum payment from American Wagering, Inc.
                 (“AWI”) on the Effective

                  Date in the amount of $320,000. LVGI shall repay the loan to CBS within 24 hours of receipt of good funds from AWI.

          b.     In the event the Bankruptcy Court does not allow AWI to make a lump-sum payment to LVGI in the amount of $320,000 on the Effective Date and
                 CBS is successful in completing a refinancing of the CBS building, then AWI shall pay LVGI a minimum of $200,000 from the proceeds of the building refinance, which amount shall be used by LVGI to pay CBS the amount of $200,000 within 24 hours of receipt of good funds from AWI.
                  The balance of the loan shall be due and payable in 24 equal monthly installments.

          c.     In the event the Bankruptcy Court does not allow AWI to make a lump-sum payment to LVGI in the amount of $320,000 on the Effective Date and
                 CBS is successful in completing a sale of the CBS building, then AWI shall pay LVGI $340,000 from the proceeds of the building sale, which amount shall be used by LVGI to pay CBS the amount of $320,000 within 24 hours of receipt of good funds from AWI.

          d.     In the event the Bankruptcy Court does not allow AWI to make a lump-sum payment to LVGI in the amount of $320,000 on the Effective Date and
                  CBS is not successful in completing a refinance or sale of the CBS building, then LVGI shall repay the loan to CBS in 36 equal monthly installments.

          e.     The loan to LVGI does not accrue interest.

On September 27, 2004, AWI loaned $300,000 to Racusin pursuant to the terms of the Racusin Settlement Agreement dated September 3, 2004. The loan will be treated as follows:

          f.     In the event that Racusin is successful in his legal appeal (in a matter unrelated to the Company), these funds will be returned to the Company in full. In the event that Racusin is partially successful in his legal appeal, any unused funds will be returned to the Company.

          g.     In the event that the Company must pay the Racusin Claim in the form of cash (rather than stock pursuant to the Section 510(b) appeal), any funds advanced but not returned (as noted above) will be deducted from the cash due to Racusin.

          h.     In the event that the Company must pay the Racusin Claim in the form of stock, any funds advanced but not returned (as noted above) will be written-
                 off provided, however, that Racusin must vote his claim in favor of the Restated Amended Plan. In the event that Racusin does not vote his claim in favor of the Restated Amended Plan, then any funds advanced but not returned must be reimbursed by Racusin.

           i.      The loan to Racusin does not accrue interest.

4. Liabilities and redeemable preferred stock obligations subject to compromise as of October 31, 2004

Description	AWI	Leroy’s	Total
Accounts payable	$219,634	$57,544	$277,178
Accrued expenses	371,209	85,613	456,822
Judgment payable - Racusin	1,972,249	--	1,972,249
Judgment payable - LVGI	1,128,061	--	1,128,061
Redeemable Series A preferred stock obligation	323,800	--	323,800
	$4,014,953	$143,157	$4,158,110

5. Reorganization costs

Reorganization costs for the nine months ended October 31, 2004, include legal fees of $438,019 and Bankruptcy Court trustee fees of $17,000 and are charged to expense as incurred.

6. Supplemental unaudited condensed financial statements of debtor-in-possession

AWI Leroy’s
Balance Sheets as of October 31, 2004
Assets
Cash and equivalents	$201,426	$2,402,692
Restricted cash and investments	--	1,177,552
Deferred tax asset	440,481	--
Prepaid expenses and other	87,606	255,730
	729,513	3,835,974
Property and equipment, net	15,666	327,224
Due from affiliates*	3,857,918	3,215,352
Investment in subsidiaries*	1,553,007	--
Other assets	436,034	1,200
	$6,592,138	$7,379,750
Liabilities and Equity
Accounts payable	$558,680	$152,982
Accrued expenses	69,065	494,211
Unpaid winning tickets	--	1,191,727
Customer deposits and other	--	706,295
	627,745	2,545,215
Due to affiliates, subject to compromise*	3,408,887	1,412,039
Other liabilities subject to compromise	3,490,519	143,157
Equity	(935,013)	3,279,339
	$6,592,138	$7,379,750

Statements of Operations for the nine months ended October 31, 2004	AWI	Leroy’s

Revenues	$1,792,456	$4,306,424

Costs and expenses	1,326,669	5,123,181
Income (loss) from operations	465,787	(816,757)
Other income (expense)	(468,269)	23,124
Net loss	$(2,482)	$(793,633)

The condensed balance sheets may not reflect, as liabilities, the total amount of the claims against AWI and Leroy’s in the Chapter 11 Cases as the deadline for the filing of pre-petition claims that may be asserted has not passed and the assertion of additional bankruptcy claims are possible.

*Eliminated in consolidation

7. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share ordinarily consider potentially dilutive securities (options) as outstanding, except that in loss periods, the effect would be anti-dilutive; accordingly, no diluted per share information is presented in loss periods. Net loss is adjusted for preferred stock dividends paid or accrued in determining loss per share. Since the Petition Date, there have been no dividends paid on preferred stock. For the operating periods presented, the tables below reconcile net loss and weighted average shares outstanding used to calculate basic loss per share:

Three months ended October 31,
	2004	2003

Net income (loss)	$(740,392)	$(77,555)
Preferred stock dividends	(36,192)	(36,192
Net income (loss), as adjusted	$(776,584)	$(113,747)

Basic weighted average shares outstanding	7,836,846	7,836,846

	Nine months ended October 31,
	2004	2003

Net loss	$ (761,592)	$ (933,884)
Preferred stock dividends	(107,789)	(107,395)
Net loss, as adjusted	$ (869,381)	$ (1,041,279)

Basic weighted average shares outstanding	7,836,846	7,836,846

8. Business segments

The Company conducts its operations with customers through its “Wagering” and “Systems” segments. The Wagering segment operated 53 race and sports books throughout Nevada as of October 31, 2004.

The Systems segment designs, markets, installs and maintains sports and race book wagering systems and self-service wagering kiosks for the Nevada sports betting industry.

Amounts presented below for prior periods have been reclassified to conform to the current period presentation.

	Three months ended October 31,
	2004	2003
Operating income
Wagering	$ (212,104)	$ 185,057
Systems	65,232	131,853
Unallocated	(436,105)	(383,460)
	$ (582,977)	$ (66,550)

	Nine months ended October 31,
	2004	2003
Operating income
Wagering	$ 373,858	$ 511,197
Systems	717,526	524,056
Unallocated	(1,377,989)	(1,171,246)
	$ (286,605)	$ (135,993)

9. Other litigation

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change. These estimates will be adjusted ultimately in accordance with any plans of reorganization confirmed in the Chapter 11 Cases. Also in accordance with SFAS 5, the Company has recorded the Racusin and LVGI claims (discussed in Part II) as probable losses to the extent of the lower end of the estimated probable loss range and has revised these estimates as known facts and circumstances change. The claim amounts are subject to compromise and could materially increase or decrease depending on the progress and outcome of the Chapter 11 Cases.

10. Regulatory matters

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

The Company does not believe the Chapter 11 Cases will have any material effect upon the Company’s or Leroy’s various licenses, permits and approvals provided the Restated Amended Plan is confirmed.

However, in the event that the Youbet plan is confirmed, Youbet and its officers, directors and key employees will require licensing and the Company is unaware of the prospects for, or the time required to, consider such licenses.

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

Overview

The Company’s primary operating strategy currently and upon emergence from Chapter 11 for its continuing operations over the next twelve months is to focus on its core businesses of operating race/sports books through Leroy’s, developing/selling/maintaining race/sports books systems through Computerized Bookmaking Systems, Inc. (“CBS”), and leasing self-service wagering kiosks through AWI Manufacturing, Inc. (“AWIM”). The self-service sports wagering kiosks allow the Company to operate profitably in smaller casinos where labor costs have been prohibitive and to achieve improved efficiency at larger casinos. The Company is also developing a non-gaming version of the kiosk that it anticipates will be ready prior to the end of this fiscal year.

Liquidity and Capital Resources

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows assuming satisfactory resolution of the Racusin Claim and the LVGI Claim through the Restated Amended Plan in accordance with the (Racusin) Settlement Agreement and LVGI Settlement Agreement. During this current fiscal year ending in 2005, the Company plans to accumulate cash liquidity to fund the purchase of kiosks, possible effects of litigation, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events. The Company has possible negative cash flow exposures due primarily to the Racusin and LVGI judgments. A final claim in the Racusin matter significantly in excess of amount accrued could have a significant negative impact on the Company’s existing cash balances and anticipated cash flows. The final claim in the Racusin matter could be determined within the next three months and is material to the financial viability of the Company.

Management will continue to explore possible new locations for sports and race book facilities, including foreign jurisdictions. The Company will also continue its review of existing locations in order to close those locations that are not operating efficiently. Based on the Company’s strategy, the number of sports and race books operated by Leroy’s may decrease in the future due to the closures of unprofitable locations, host properties, or other factors beyond its control or they may increase due to the opening of new locations with greater potential for profitability. There is no assurance that the Company will be able to add new locations and/or that any new locations added will be profitable.

The Company has minimum cash flow from operations and exposure to a cash flow shortage due to the claims against the Company resulting from the Racusin case and the LVGI case and the aforementioned Chapter 11 Cases.

The ultimate disposition and payment of the Racusin Claim and the LVGI Claim will be determined in the Chapter 11 Cases. Subject to the Company restructuring payment of the Racusin Claim as provided for in the Settlement Agreement and the LVGI Claim as provided for in the LVGI Settlement Agreement through confirmation of the Restated Amended Plan, management believes that the Company will be able to satisfy its operating cash requirements for at least the next twelve months from existing cash balances and anticipated cash flows. Payment of claims at accrued amounts and final claims significantly in excess of amounts accrued could have a significant negative impact on the Company’s existing cash balances, anticipated cash flows and ability to continue as a going concern. Confirmation of the Youbet plan may result in payment of the Racusin Claim and the LVGI Claim in amounts significantly in excess of that as provided in the LVGI Settlement Agreement and the (Racusin) Settlement Agreement. For these reasons, our independent auditors, Piercy Bowler Taylor and Kern, have indicated in their report dated April 15, 2004, on the Company’s most recent annual financial statements included in the annual report on Form 10-KSB for the fiscal year ended January 31, 2004, that they had substantial doubt as to the Company’s ability to continue as a going concern.

The Gaming Control Board Regulation 22.040 Reserve Requirement requires the Company have cash reserves of $2,200,000 to cover any outstanding wagering liability such as unpaids, future tickets and telephone account deposits. To meet the Regulation’s requirements, the Company has obtained a $1,100,000 irrevocable standby letter of credit collateralized by $1,100,000 in certificate of deposits which are classified in its balance sheet as restricted cash. Additionally, the Company’s President and Chief Executive Officer, Victor Salerno, has personally secured an additional $1,100,000 irrevocable standby letter of credit to meet the Gaming Control Board’s total reserve requirement of $2,200,000. Mr. Salerno was paid $52,500 for his personal guarantee. In order to collateralize this irrevocable standby letter of credit in the amount of $1,100,000, Mr. Salerno was required to obtain a second mortgage on his personal residence in the amount of $1,500,000. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by the Leroy’s subsidiary and/or requiring a significant reduction in the handle (total amount wagered). Youbet has acknowledged that in the event the Youbet plan is confirmed, the $1,100,000 letter of credit and second mortgage will be replaced on the effective date of the Youbet plan.

Critical Accounting Estimates

Wagering: The Company records wagering revenues in compliance with the Nevada Revised Statutes and the Regulations of the Nevada Gaming Commission and State Gaming Control Board. For sports and non pari-mutuel race, the Company uses an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant. Selling, general and administrative costs are charged to expense as incurred.

System - Software: The Company recognizes software revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software. Selling, general and administrative costs are charged to expense as incurred.

System - Hardware: The Company recognizes hardware revenue (including any related installation revenue) upon installation of the hardware. Selling, general and administrative costs are charged to expense as incurred.

System - Maintenance: The Company negotiates maintenance agreements with each of its customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place; the Company maintains an allowance for doubtful accounts in the event that any such revenue recorded is not realized. Selling, general and administrative costs are charged to expense as incurred.

System - Other: Other sources of revenue are relatively insignificant and are typically recognized as performed. Selling, general and administrative costs are charged to expense as incurred.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS -Nine months ended October 31, 2004 and 2003

Revenues

Revenues for the nine months ended October 31, 2004, increased $483,012 (6.49%) from the nine months ended October 31, 2003. Wagering revenues increased $84,289 (2.0%) and Systems revenues increased $398,723 (12.38%) for the nine months ended October 31, 2004. These increases are attributable to events and conditions described below.

Wagering
Revenues from wagering increased $84,289 (2%) in the first nine months of fiscal 2005 as compared with the same nine-month period in fiscal 2004. The increase in revenue is attributable to an increase in pari-mutuel race revenue of $201,429 (80.17%), primarily due to the addition of another pari-mutuel race location, offset by a decrease in sports revenue of

    $117,140 (-2.81%), primarily due to future wagering on professional baseball. “Handle” was $65,559,192 for the nine months ended October 31, 2004,
    $5,141,409 (8.51%) more than the same nine-month period ended October 31, 2003. The Company attributes the increase in handle to an increase in viable locations and increased customer loyalty. In the future, elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control could result in declines in handle. An increase or decrease in handle is not necessarily indicative of an increase or decrease in net win.

Systems
Equipment and software license sales increased $398,723 (12.38%) over the same period in fiscal 2004, primarily due to the placement (sale) of newer equipment, while gross profit margin decreased slightly to 54% in the current period compared to 56% for the same period in fiscal 2004. Maintenance revenues decreased $21,415 (-1.19%) to $1,774,488, primarily due to the placement of newer equipment thereby eliminating the additional obsolescence fee that had been charged on the older equipment. CBS equipment sales typically are low volume, high dollar transactions and are not recurring like the maintenance fees. The impetus for an equipment sale is outdated or expired equipment at existing casinos or the opening of a new sports book. This is a limiting factor on the number of potential customers and potential equipment sales.

Operating Costs and Expenses

Comparative operating costs and expenses for the nine months ended October 31, 2004 increased by $548,052 (10.8%) as compared to for the previous period as discussed below.

Direct Costs and Expenses
The increase in the direct costs and expenses for the Wagering segment of $332,960 (9.44%) is due to rising costs and the opening of additional wagering locations. Direct costs and expenses for the Systems segment increased $215,092 (13.88%), primarily due to increased equipment sales of $398,723 offset by a slight decrease in system maintenance expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $133,076 (9.02%) due to increased payroll costs and insurance expense.

Other Income and Expense

Other expenses decreased $319,904 (-40.09%), primarily due to an additional $453,831 in reorganization expenses, which included legal and bankruptcy court fees, offset by a decrease in litigation judgment expense of $800,465 recorded in the nine months October 31, 2003. Other income decreased $27,467, primarily due to a decrease in building rental income.

Item 3.     Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There has been no material developments to the legal proceedings reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004 (As updated via previous Form 10-QSB filings), previously filed with the Securities and Exchange Commission except as noted below.

Racusin

On September 3, 2004, American Wagering, Inc. (“AWI”) and Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) entered into a Settlement Agreement with Michael Racusin d/b/a M. Racusin & Co. (“Racusin”) to set out payment terms resulting from the current litigation between the Companies and Racusin. The Settlement Agreement does not dismiss any legal actions currently pending between the Companies and Racusin; rather, the terms of the Settlement Agreement outline the payment terms based upon the outcome of those legal actions. Please refer to prior SEC filings (Form 8-K dated September 7, 2004 and Form 10-QSB dated September 14, 2004) for additional information regarding the terms and conditions of the Settlement Agreement.

On September 23, 2004, the Bankruptcy Court approved the terms and conditions of the Settlement Agreement. Upon approval, and in compliance with the terms and conditions, the Company took the following actions:

          a.     Filed a Restated Amended Plan of Reorganization (the “Restated Amended Plan”) to conform the treatment of the Racusin Claim in accordance with the terms and conditions of the Settlement Agreement.

          b.      Bonded Racusin’s legal appeal in the amount of $300,000 in a matter unrelated to the Company.

          c.      Employed Racusin as a consultant to a wholly owned subsidiary of AWI.

On October 4, 2004, the 9th Circuit Court of Appeals (the “9th Circuit”) heard oral arguments regarding Racusin’s appeal seeking interest from the date of the breach (May 15, 1996). A decision from the 9th Circuit is anticipated within the next ninety (90) days.

On October 21, 2004, the Bankruptcy Appellate Panel (the “BAP”) heard oral arguments regarding the Company’s appeal seeking to subordinate the Racusin Claim pursuant to Section 510(b) of the Bankruptcy Code. A decision from the BAP is anticipated within the next sixty (60) days.

Las Vegas Gaming, Inc. (successor-in-interest to Imagineering Systems, Inc.)

No material developments during the quarter ending October 31, 2004.

Other

The Company is involved in certain other legal matters arising in the ordinary course of business. In the opinion of management, based on the advice of counsel, other than as mentioned above, the outcome of the other actions will not have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
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

Dated December 15, 2004

By:   /s/ Timothy F. Lockinger
       Timothy F. Lockinger
       Chief Financial Officer, Secretary and Treasurer
       (Principal Accounting Officer)

