Form 10KSB
period 2005-01-31
AMERICAN WAGERING INC
filed 2005-04-29
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-20685

American Wagering, Inc.
(Name of small business issuer in its charter)
Nevada	88-0344658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
675 Grier Drive, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 702-735-0101
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year. $11,107,533

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $14,733,270 as of April 15, 2005

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,836,846 Common Shares as of April 15, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

PART II

5	Market For Common Equity, Related Stockholder Matters	21

6	Management’s Discussion And Analysis	21

7	Financial Statements	30

8	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	52

8A	Controls And Procedures	52

8B	Other Information	52

PART III

9	Directors , Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	53

10	Executive Compensation	54

11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56

12	Certain Relationships and Related Transactions	57

13	Exhibits	58

14	Principal Accountant Fees and Services	59

PART I

Item 1. Description of Business

Primary business formation and operating activities. Pursuant to Nevada gaming regulations, a publicly traded company is not eligible to hold a Nevada gaming license. As such, in August of 1995, American Wagering, Inc. (“AWI” or the “Company”), a Nevada corporation, was formed to be the publicly traded holding company for Leroy’s Horse & Sports Place. Over the years, the Company has grown into a leader in the Nevada race and sports book industry. Today, the Company operates two primary business segments, Wagering and Systems, through various wholly owned subsidiaries as follows:

Leroy’s Horse & Sports Place, Inc.

Leroy’s Horse and Sports Place (“Leroy’s”) was incorporated under the laws of the State of Nevada on November 14, 1977. Leroy’s, through a central computer system located at the Company’s Las Vegas headquarters, operates a network of race and sports wagering facilities on the premises of nonrestricted gaming locations throughout the state of Nevada. Leroy’s offers a “turn-key” race and sports wagering operation that allows casinos to satisfy their patron’s desire for race and sports wagering, but without the casino bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy’s more effectively hedges risks and more efficiently covers fixed overhead. Leroy’s results of operation are accounted for in the Wagering Segment. The number of race and sports locations operated by Leroy’s is as follows:

	As of 01-31-2005	As of 04-15-2005
Kiosk Only; Sports only	0	0
Kiosk Only; Sports with limited race	11	16
Full Book; Sports only	15	15
Full Book; Sports with limited race	29	24
Full Book; Sports with full pari-mutuel race	3	6
Total Number of Locations	58	61

Kiosk Only: The location does not employ any Leroy’s personnel; all wagering activity is conducted through a self-service wagering kiosk operated by the customer.

Full Book: The location employs Leroy’s personnel; the wagering activity is conducted through the Leroy’s ticket writer; a “Full Book” may or may not offer a self-service wagering kiosk in addition to the manned writer station.

Sports Only: The location accepts wagers on sporting events only; the location does not accept wagers on any horse races.

Sports with Limited Race: In addition to accepting wagers on sporting events, the location accepts wagers on the four major racing days (Kentucky Derby, Preakness Stakes, Belmont Stakes, and Breeder’s Cup); the location does not accept horse racing wagers on a daily basis.

Sports with Full Pari-Mutuel Race: In addition to accepting wagers on sporting events, the location accepts wagers on pari-mutuel style horse racing on a daily basis.

Computerized Bookmaking Systems, Inc.

In October of 1996, the Company acquired all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. (“CBS”)), along with certain software and licensing rights pursuant to the stock transfer agreement.

    CBS is a technology-driven company that designs, sells, installs and maintains specialized software, hardware and computer systems for the race and sports betting industry.
    CBS is the leading race and sports systems supplier in the state of Nevada and provides systems and services to the majority of race and sports book in Nevada; at the present time, wagers placed through a CBS system account for approximately 90% of all sporting event wagers placed in the state of Nevada (based on handle). CBS’ customers include, but are not limited to, the following: Boyd Group, Caesars Entertainment, Coast Casinos, Harrah’s, Leroy’s, Mandalay Resort Group, MGM/Mirage Group, Stations Casinos, etc.
    Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for the repair and maintenance of the system
    (software and hardware). Operating revenues mainly consist of equipment sales and the related maintenance contract revenues; CBS’ results of operations are accounted for in the Systems Segment. CBS sells its race and sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks.
    CBS does not provide the operations and supervisory personnel necessary to operate the system.

    AWI Manufacturing, Inc.

    Originally named AWI Keno, Inc. (“AWIK”), this subsidiary started by the Company designed, installed, operated and maintained computerized keno systems; AWIK was discontinued in July of 2002.

    In preparation of the release of the gaming self-service kiosk, AWIK changed its name to AWI Manufacturing, Inc. (“AWIM”). AWIM is licensed by the Nevada Gaming
    Commission as a Manufacturer/Distributor with the stated purpose of designing, selling, installing, maintaining and leasing self-service race and sports wagering kiosks to the
    Nevada gaming industry. AWIM’s results of operations are accounted for in the Wagering Segment. The number of self-service kiosks operated by AWIM is as follows:

	As of 01-31-2005	As of 04-15-2005
Leased to Affiliated Companies (Leroy’s)	32	36
Leased to Non-Affiliated Companies	1	1
Total Number of Locations	33	37

    Contest Sports Systems, Inc.

    Originally named Mega$ports, Inc. (“Mega$ports”), this subsidiary started by CBS developed and marketed a sports pari-mutuel wagering system; Mega$ports was discontinued in July of 2000.

    In preparation of the release of the non-gaming self-service kiosk, Mega$ports changed its name to Contest Sports Systems, Inc. (“CSS”). CSS is a wholly owned subsidiary of
    CBS with the stated purpose of designing specialized sports related contests for use on the self-service kiosk, leasing the self-service contest kiosks to various locations and administering the contest on behalf of the participating locations. CSS’ results of operations are accounted for in the Systems Segment. The number of self-service kiosks operated by CSS is as follows:

	As of 01-31-2005	As of 04-15-2005
Leased to Affiliated Companies (Leroy’s)	0	0
Leased to Non-Affiliated Companies	2	2
Total Number of Locations	2	2

The Company’s business model through the Wagering Segment is based on providing our customers with a competitive product combined with the convenience they have come to expect. The Wagering Segment derives revenue through the operation of race and sports books throughout the state of Nevada via the Leroy’s subsidiary and lease fees related to the self-service wagering kiosk via the AWIM subsidiary.

The Company’s business model through the Systems Segment is based on a strategy of developing next generation hardware and software for the race and sports wagering industry. The Systems Segment derives revenue through licensing and software development fees, sales of hardware, and maintenance fees via the CBS subsidiary and lease fees related to the self-service contest kiosk via the CSS subsidiary.

The Company’s goal is to position AWI as the leading race and sports provider in the state of Nevada; the Company’s various subsidiaries uniquely position AWI to take advantage of the growth in the gaming industry in general and to provide the industry with the software necessary to maintain their competitive edge. The Company’s primary operating strategies for the foreseeable future are to focus on its core businesses relating to the race and sports industry. In regards to Leroy’s, the Company intends to continue operating its existing books, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. In regards to CBS, the Company intends to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regards to AWIM, the Company intends to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. In regards to CSS, the Company intends to continue developing the contest-related kiosk and marketing the kiosk to non-Leroy’s locations. The Company has implemented and is continuing to initiate other cost cutting measures.

Chapter 11 Filing.

On July 25, 2003 (the “Petition Date”), AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”).

On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s.

On March 11, 2005 (the “Effective Date”), AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions. The following is a brief summary of the Plan; additional information regarding the Plan, including a copy of the Plan, may be found in the various Form 8-K filings made by the Company.

1.	All general unsecured creditors of AWI and Leroy’s were paid 100% of their approved claim, plus interest at the Federal Judgment Rate, on the Effective Date.

2.
The claim of Las Vegas Gaming, Inc. (“LVGI”) is current and is being paid pursuant to the settlement agreement dated February 23, 2004. Additional information regarding the settlement agreement is located in Part I, Item 3 (“Legal Proceedings”) of this Form 10-KSB.

3.
The claim of Michael Racusin dba M. Racusin & Co. (“Racusin”) is current and is being paid pursuant to the settlement agreement dated September 3, 2004. Additional information regarding the settlement agreement is in Part I, Item 3 (“Legal Proceedings”) of this Form 10-KSB.

4.
All preferred shareholders retained their shares of preferred stock. In addition, all accrued preferred stock dividends, plus interest at the Federal Judgment Rate, were paid in full on the Effective Date.

5.	All common shareholders retained their shares of the Company’s common stock. In addition, the Company’s common stock has continued to trade on the OTC Bulletin Board.

As of the Effective Date, the Company and Leroy’s have made the following cash payments pursuant to the terms and conditions of the Plan:

CATEGORY	GROSS	INTEREST	TOTAL	BALANCE
AWI General Creditors	$90,201	$1,664	$91,865	$0
Leroy’s General Creditors	69,815	1,288	71,103	0
Accrued Payroll	4,950	91	5,041	0
Las Vegas Gaming, Inc.	660,000	0	660,000	340,000
AWI Preferred Shareholders	224,264	1,977	226,241	0
Total Payments	$1,049,230	$5,021	$1,054,251	$340,000

Although the Company and Leroy’s have formally emerged from the Chapter 11 proceedings as of March 11, 2005, the cases have not been “closed” by the Bankruptcy Court as the Company is disputing several claims. The bankruptcy cases will not be officially closed until each of these disputes has been resolved by the Bankruptcy Court. The following is a summary of the disputed claims and the potential impact on the Company:

	REASON	AMOUNT	NOTES
AWI	Disputed because the claim amount has already been paid	$23,894	The Company believes these amounts have already been paid
AWI	Disputed because the claim amount is not owed	$2,303	The Company believes these amounts are in error and are not currently due or owing
AWI	Disputed pursuant to Section 510(b) of the Bankruptcy Code	$39,467	The Company believes this amount will be satisfied by the issuance of 2,000 shares of AWI common stock
Leroy’s	Disputed because the claim amount has already been paid	$91,063	The Company believes these amounts have already been paid
Leroy’s	Disputed because the claim amount is not owed	$165,981	The Company believes these amounts are in error and are not currently due or owing
Leroy’s	Disputed because the claim amount is in error	$1,020	The Company believes that it owes $200.00 (plus interest) of the claim amount

The disputed claims noted above are immaterial to the overall operation of the Company and will be immediately paid from existing cash reserves if and when ordered by the Bankruptcy Court.

For more information regarding the bankruptcy proceedings, please see the discussion contained in Part II, Item 6, of this Form 10-KSB.

Recent material litigation and related business activities. The Company has settled all previous litigation; we are not a party in any litigation and have no knowledge of any pending legal proceedings in any court or agency of government or governmental authority. A complete discussion of the settlements may be found in the “Legal Proceedings” section of this Form 10-KSB found in Part I, Item 3 (“Legal Proceedings”) of this Form 10-KSB.

Historical background. On July 28, 1998, the Company acquired certain assets from Advanced Computer Services, Inc. (“ACS”), a systems competitor of CBS, pursuant to an asset purchase agreement between the Company and ACS. The Company paid ACS $500,000 in cash and $250,000 in the Company’s common stock for the assets, including software and restrictions on ACS and its shareholder not to compete or solicit the Company’s customers. The Company’s two new subsidiaries, AWI Sports Systems, Inc. (“AWISSI”) and AWI Hotel Systems, Inc. (“AWIHSI”) were the designated acquirer of the sports wagering software and hotel systems software, respectively and assumed certain contractual obligations of ACS, including all customer contracts. The Company initially owned 80% of AWISSI and 51% of AWIHSI and the sole shareholder of ACS owned the remaining interests. On June 8, 2000, the Company terminated a systems consulting agreement and sold the assets of AWIHSI to the sole owner of ACS in exchange for ACS’s 49% and 20% interests in AWISSI and AWIHSI. On September 15, 2003 the Company dissolved AWISSI.

In November 1999, the Company formed Secured Telephone Operating Platform, LLC. (“STOP”), which designed, installed, and operated a telephone call identification system for its customers. The system determined the origin of a telephone call and accepted or rejected the call based on its origination. The system was used in conjunction with telephone account wagering within the State of Nevada. On January 24, 2004 the Company dissolved STOP.

Sports wagering. Wagering on sporting events is legal in the state of Nevada and in numerous foreign countries. Sports wagering at Nevada’s race and sports books increased from approximately $290 million in 1980 to $2.1 billion in 2004. During that same period, the number of sports books in Nevada increased from 24 to 168. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is increased excitement, which, the Company believes, leads to more interest in sports betting.

A sports wagering facility, or “sports book,” is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a “balanced book” by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a customer’s odds or point spread (the “line”) are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or “moving” the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from customer play against a statistical advantage that the gambling operator (the “House”) possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks and jai alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

This fundamental difference is part of the appeal for many sports customers, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and customers. Bookmakers collect bets, adjust odds to account for the preferences of their patrons and pay the winners and, if the book is balanced, for each type of sports bet the House has a “theoretical advantage”. For example, for a straight football bet involving the outcome of one game, it is common practice that the customer wagers $11 to win $10. Accordingly, if the book were evenly balanced, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

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

A sports book also attempts to limit the potential risk by setting game limits and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or “moved,” to attract action on the “other” side.

The game limit is established by the sports book based upon the “earn” in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the “theoretical hold percentage”), the quality of the line, and the customer mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated customers who know as much as, or more than, the oddsmaker, the limit will be relatively low. The Company believes that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated customers. Accordingly, the sports books expected earn on such an event would be higher and would justify a higher game limit.

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, the Company believes that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an “unbalanced book”. Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. The Company has attempted to fill this need and operates its race and/or sports books throughout the state of Nevada. Under Nevada gaming law, Leroy’s is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees. The remaining sports books in the state are operated primarily by the casinos in which they reside.

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

Professional and college football games currently comprise about 40% of the amount bet at the Leroy’s locations with professional and college basketball games comprising about 29%. Professional baseball is next at about 24%. Historically, Leroy’s business has been seasonal in nature with approximately 55% of its handle arising during the months of September through January. Leroy’s wagering handle for the September 2004 to January 2005 season consisted primarily of football with approximately 66%, basketball with approximately 18% and baseball with approximately 10%.

Leroy’s does not offer horse race wagering at each of its locations and, with the exception of those locations offering full pari-mutuel horse race wagering, the horse race wagering is limited. The following table indicates the breakdown of locations offering sports only, limited race and full pari-mutuel race:

	As of 01-31-2005	As of 04-15-2005
Sports only	15	15
Sports with limited race	40	40
Sports with full pari-mutuel race	3	6
Total Number of Locations	58	61

Sports Only: The location accepts wagers on sporting events only; the location does not accept wagers on any horse races.

Sports with Limited Race: In addition to accepting wagers on sporting events, the location accepts wagers on the four major racing days (Kentucky Derby, Preakness Stakes, Belmont Stakes, and Breeder’s Cup); the location does not accept horse racing wagers on a daily basis.

Sports with Full Pari-Mutuel Race: In addition to accepting wagers on sporting events, the location accepts wagers on pari-mutuel style horse racing on a daily basis.

Leroy’s race books utilize the same personnel and facilities as its sports books, but Leroy’s does not set its own odds for race wagering. Leroy’s accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. At those locations with limited race, Leroy’s pays full track odds up to the predetermined limit; at those locations with full pari-mutuel race, Leroy’s operates a daily race book with wagers merged into the on-track pari-mutuel pools.

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

Pari-mutuel race wagering. In December of 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its’ licensed locations. Leroy’s, in association with a disseminator, offers pari-mutuel wagering on numerous events at racetracks throughout the country. As of April 15, 2005, Leroy’s offers pari-mutuel race wagering at six of its licensed locations.

Competition. There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Leroy’s faces competition from all other sports and race wagering operations throughout Nevada. There are currently 168 sports books in Nevada, of which the Company owns and operates 61. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than the Company’s locations and some casinos operate sports books at other casinos.

CBS faces competition from the larger casinos who may or may not develop their own race and sports wagering systems as well as keeping up with the rapidly growing field of technology. In addition, the CBS product competes directly with the over-the-counter system offered by Virtgame Corp., which currently has approximately 10% of the Nevada market.

The Company is not aware of any company that directly competes with the products offered by AWIM and/or CSS.

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

Leroy’s locations. Leroy’s operates its race and/or sports books on the premises of nonrestricted gaming licensees throughout the state of Nevada. The Leroy’s locations are as follows:

	Number of Locations at 01-31-2005	Percentage of Handle FYE 01-31-2005	Number of Locations at 04-15-2005
Las Vegas Area Market	25	64.13%	27
Reno Area Market	6	8.12%	5
Remainder of State	27	27.75%	29
Total	58	100.00%	61

Las Vegas area market. The Company’s primary market (based upon wagering activity) for race and sports book operations is the Las Vegas Valley and surrounding areas (the “Las Vegas Area”). At December 31, 2004, the Las

Vegas Area included 103 sports books and 61 pari-mutuel race books. The Las Vegas Area attracts both local residents and Las Vegas visitors. The Las Vegas population was approximately 1.7 million in 2004. Las Vegas is Nevada’s principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas in 2004 was approximately 37.4 million. Las Vegas’ principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation’s most popular convention sites, having hosted conventions in 2004 that were attended by more than 5.7 million people who, it is estimated, spent $6.9 billion, excluding gaming activity.

From 1989 to 2004, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 155.9%, from approximately $3.4 billion in 1989 to approximately $8.7 billion in 2004. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno area market. A secondary market (based upon wagering activity) for the Company is Reno and the surrounding areas (the “Reno Area”). At December 31, 2004, the Reno Area included 29 sports books and 5 pari-mutuel race books. The Reno/Sparks area, the second largest metropolitan center in Nevada, has a combined population of approximately 267,500 for 2004. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous summer and winter recreational activities.

Remainder of the state. Another secondary market (based upon wagering activity) for the Company is the remainder of the state (the “Remainder of the State”). At December 31, 2004, the Remainder of the State included 36 sports books and 7 pari-mutuel race books. The Remainder of the State includes municipalities such as Laughlin, Beatty, Elko, Wendover, Jackpot, Winnemucca, Lake Tahoe, Carson City, Minden, etc. with a combined population of approximately 262,000.

Marketing. Our customer base includes retail customers (i.e., the bettors who choose Leroy’s as their supplier for race and sports wagers) as well as resellers (i.e., the establishments who choose CBS, AWIM or CSS as their supplier for race and sports related equipment and software). The Leroy’s operation markets to its customers through radio, television and print advertisements as well as utilizing free contests, player rewards and other promotional means to attract new customers and retain existing customers. The CBS, AWIM and CSS operations engage primarily in direct marketing efforts aimed at the gaming operations that offer race and sports wagering to their customers. The Company believes that our products and services are well known in the industry.

An important element of our business strategy is to promote changes in federal and state law that allow for greater application of our software products. To this end, we endeavor to educate state and federal legislators and state agencies that regulate the gaming industry of our ability to offer our products over a secure system that guarantees jurisdictional screening.

Intellectual property. The Company regards our technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company generally enters into confidentiality and/or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

Research and development. The Company spent $951,490 in research and development in the fiscal year ending January 31, 2005, as compared to $1,025,891 in the fiscal year ending January 31, 2004, all of which was expensed as incurred. The Company intends to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. The Company’s development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification and security in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

Proposed government regulation. The Company intends to continue to present casinos with a “turn key” race and sports book operation that allows the casinos to satisfy their patron’s desires for race and sports gaming without the casino bearing the risk and overhead associated with operating the book themselves. Leroy’s anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. The Company believes that as televised sporting events continue to proliferate, sports betting will continue to grow and the Company expects that it can capitalize on such growth. In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on the Olympics and on high school and college games. Leroy’s currently accepts wagers on college games and estimates that wagering on college events represents approximately 29% of its revenues. Passage of any such legislation would have a significant negative impact on the Company’s operations.

Regulation and licensing. The ownership and operation of race and sports books in Nevada are subject to extensive state and local regulation. The Company’s gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the “Nevada Act”) and various local regulations. The Company’s gaming operations also are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Commission”), the State Gaming Control Board (the “Board”), the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and other local jurisdictions. The Commission, the Board, the Clark County Liquor Gaming Licensing Board, the City of Las Vegas and such other local jurisdictions are hereinafter collectively referred to as the “Nevada Gaming Authorities.”

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

The Company has been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy’s is licensed by the Nevada Gaming Authorities as the owner/operator of non-restricted race and/or sports book licenses; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; however, CBS does not maintain any gaming-related licenses because they are not required. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

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

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of the Company’s voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an “institutional investor”, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an “institutional investor,” the waiver does not include a waiver or exemption from the requirement for prior approval to “acquire control” of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of the beneficial owners. The applicant is required to pay all costs of investigation.

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

Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as “licensees”) and who propose to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his or her participation in such foreign gaming. The Company has filed the appropriate foreign gaming reports and has established the required revolving fund. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, such licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow the Company to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

Pursuant to the Professional and Amateur Sports Protection Act (hereinafter referred to as the “Sports Protection Act”), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Sports Protection Act. Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed Sports Book in Nevada. Moreover, the Interstate Wire Act (hereinafter referred to as the “Wire Act”) also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

Leroy’s may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions wherein such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in the State of Nevada from accepting any telephone wagers from interstate locations. In order for Leroy’s to take advantage of the business opportunities provided by this amendment to the law, the Nevada Gaming Commission must amend its regulatory restrictions “ab initio” or Leroy’s can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to Leroy’s, or that any such amendment would not be burdensome to Leroy’s.

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

Employees. The Company and its subsidiaries had approximately 210 full and part-time domestic employees at January 31, 2005 with 155 employed by Leroy’s, 42 employed by CBS and 13 employed by the Company. No employees of the Company and its subsidiaries are currently represented by a labor union. The Company and its subsidiaries do not currently know whether or to what extent, if any, its employees will, in the future, be governed by collective bargaining agreements.

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

Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors

From time to time, the Company makes written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions, identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission (the “SEC”), news releases, written or oral presentations made by officers, directors or other representatives, made by the Company to analysts, stockholders, investors, new organizations, and others, and discussions with management and other representatives. For such statements, the Company claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Company’s future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of the Company speaks only as of the date on which such statement is made. The Company’s forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies, and other sources, that may be subject to revision. Except as required by law, the Company does not undertake any obligation to update or to keep current either: (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause the future results to differ materially from historical results or trends, results anticipated or planned, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of the Company.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of the Company. Some of these important factors, but not necessarily all important factors, include the following:

THE COMPANY IS SUBJECT TO STRICT REGULATION BY GAMING AUTHORITIES. The ownership and operation of gaming licensees in Nevada are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own and operate one or more gaming licensees. Failure of the Company or any if its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company. Expansion of the Company’s activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company’s licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

THE GAMING INDUSTRY IS SUBJECT TO COMPETITION. There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than the Company. Additionally, CBS faces competition from other larger casinos as well as keeping up with the rapidly growing field of technology. There is also the possibility of another systems provider moving to Nevada, particularly Virtgame Corp. which currently has approx. 10% of the Nevada market. Significant competition encountered by the Company may have a materially adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES IS SUBJECT TO CONSUMER DEMAND. The Company believes its ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of the Company’s products and services. There can be no assurance that the market acceptance of the Company’s products and services will continue. Changes in market conditions in the gaming industry and financial condition of host locations or customers could limit or diminish market acceptance of these products and services. Any interruption in professional or college football and/or professional or college basketball games would adversely affect the Company.

THE GAMING INDUSTRY IS SUBJECT TO FEDERAL LEGISLATION. The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities if the transmission is not legal in the state in which the transmission either originates or is received. In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events. There is no guarantee that Congress will not pass a bill which would adversely effect the operations of the Company.

THE COMPANY HAS A DEPENDENCE ON CURRENT MANAGEMENT. The Company’s success is largely dependent on the efforts of Victor Salerno, its Chief Executive Officer. Although the Company maintains a “key person” life insurance policy and has an employment agreement with Mr. Salerno, the loss of Mr. Salerno’s services could have materially adverse effect on the Company’s business.

THE COMPANY IS SUBJECT TO POTENTIAL FLUCTUATIONS IN RESULTS. The Company’s quarterly results have historically fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installation for CBS equipment sales. Thus the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. In addition, the Company takes risk by accepting wagers on the outcome of various sporting events. While the Company has instituted measures to lessen the risk, there is no assurance that the Company will be able to win more of the wagers than it loses.

OVER THE PAST SEVERAL YEARS, THE COMPANY HAS HAD A HISTORY OF LOSSES AND MAY INCURE ADDITIONAL LOSSES IN THE FUTURE. Over the past several years, the Company has had a history of losses. In addition, from the Company’s inception of revenue producing operations through the current fiscal year, the Company has incurred an accumulated deficit. While the Company has implemented strategies to improve future operations including, but not limited to, discontinuing unprofitable business segments such as keno, pari-mutuel sports, international operations, etc., investing in additional research and development aimed at new markets, and settling various litigation matters, there is no assurance that such strategies will be successful. In order for the Company to return to profitable operations, the Company will need to generate and sustain addition revenues while maintaining reasonable cost and expense levels.

THE COMPANY WILL REQUIRE ADDITIONAL CAPITAL TO ACHIEVE ITS GOALS, BUT DOES NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND CAN NOT GIVE ASSURANCE THAT IT WILL BE ABLE TO OBTAIN CAPITAL AS AND WHEN REQUIRED. The Company believes that it has sufficient working capital as of the date of this report to satisfy estimated working capital requirements for the foreseeable future in regards to current operations. In order for the Company to achieve its goals and grow the revenue stream, however, it will require additional capital to fund the operations of AWIM and CSS. At the present time, the Company does not have any commitments to obtain additional capital and there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.

AN ADVERSE CHANGE AFFECTING THE GAMING INDUSTRY, SUCH AS A CHANGE IN GAMING REGULATIONS OR A DECREASE IN THE RATE OF GROWTH AND POPULARITY OF CASINO GAMING, WILL NEGATIVELY IMPACT OUR PROFITABILITY AND OUR POTENTIAL FOR GROWTH. The Company’s ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond the Company’s control. These factors include, among others, the pace of development, changes in gaming regulations, the continued popularity of casino gaming, particularly race and sports wagering, as a leisure activity, etc. An adverse change in any of these political, legal or other factors may negatively impact the Company’s results of operations.

FAILURE TO OBTAIN OR RETAIN REQUIRED GAMING LICENSES COULD PREVENT EXPANSION OF OUR MARKET AND/OR PROHIBIT THE GENERATION OF REVENUE. The operation of a race and sports related business is subject to numerous federal, state, and local regulations. In particular, the Leroy’s and AWIM subsidiaries are licensed by the Nevada Gaming Commission and are subject to extensive regulation. Together with key personnel, the Company undergoes extensive investigation before each new gaming license is issued and the products of CBS and AWIM are subjected to testing and evaluation prior to approval and use. Generally, gaming authorities have broad discretion when granting, renewing or revoking these approvals and licenses. The Company’s failure to obtain or retain a required license or approval would decrease our share in the marketplace and put us at a disadvantage with our competitors. Consequently, the market price of the Company’s common stock may suffer.

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATION. In order to achieve the Company’s goals for growth, particularly with the AWIM and CSS subsidiaries, the Company will need to improve the effectiveness and breadth of its sales operations nationally and internationally in order to increase market awareness and sales. The Company’s gaming products require sophisticated sales efforts targeted at selected people within the gaming industry. Competition for qualified sales personnel is intense, and the Company may not be able to hire the kind and number of sales personnel required. In addition, the Company will need to effectively train and educate the sales force if they are to be successful in selling into the market.

SPORTS WAGERING IS ILLEGAL THROUGHOUT MOST OF THE UNITED STATES. Although legal in Nevada, wagering on sporting events is illegal throughout most of the United States due to the provisions of the

Federal Wire Act and is not likely to become legal due to the provisions of the Sports Protection Act. Consequently, the potential for growth of the Leroy’s, CBS, and AWIM subsidiaries in the United States is limited.

THE COMPANY MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INCUR SIGNIFICANT COSTS ATTEMPTING TO DO SO. The Company’s success and ability to compete are dependent to a significant degree on our proprietary technology. The Company relies on a combination of copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect these proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use the software or other proprietary information without authorization or to develop similar software independently. In addition, litigation may be necessary in the future to enforce the intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on the financial condition and operating results.

THE MARKET FOR THE COMPANY’S COMMON STOCK IS LIMITED. The Company’s common stock is “thinly-traded” and any last reported sales price may not be a true market-based valuation of the common stock. There can be no assurance that an active market for the common stock will develop. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.

THE COMPANY’S COMMON STOCK IS CONSIDERED A “PENNY STOCK” AND, AS SUCH, THE MARKET FOR THE COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS. As long as the price of the Company’s common stock remains below $5.00 per share, the common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell the Company’s common stock and limit the liquidity of the Company’s securities.

Item 2.  Description of Property

The Company’s corporate offices, central computer operations and systems operations are located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, the Company completed a sale and leaseback of the property; prior to the sale, the building was owned by the CBS subsidiary. After deducting the first mortgage payoff ($1,569,076), a security deposit on the leaseback ($180,000) and standard closing costs ($22,348), CBS realized net proceeds of $2,204,576 from the $4,000,000 sales price. However, pursuant to the terms of the settlement agreement between the Company and LVGI dated February 23, 2004 as amended on August 10, 2004, $340,000 of the sale proceeds were paid to LVGI on January 11, 2005 as a reduction of the debt owed to LVGI by the Company.

The Company realized a gain of $1,638,000 on the sale of the building. However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain was recognized in the current fiscal year. The remainder of the gain ($1,599,371) has been deferred and will be amortized against the lease payments over the initial lease term (5 years). The deferred gain will be recognized as follows:

Fiscal Year Ending January 31,	Gain Realized	Deferred Gain Balance
2005	$38,629	$1,599,371
2006	327,600	1,271,771
2007	327,600	944,171
2008	327,600	616,571
2009	327,600	288,971
2010	288,971
	$1,638,000

CBS currently leases the building from the new owner for a rent of $30,000 per month (triple net). The lease has an initial term of five years with options for two additional five-year terms. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), Leroy’s (6,769 square feet; $11,014 per month) and Las Vegas Sports Consultants, Inc. (an unrelated company; 5,449 square feet; $10,353 per month).

In addition, CBS currently leases 1,847 square feet of office/warehouse space in Reno, Nevada for the purposes of providing maintenance for our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. CBS pays $1,405 per month pursuant to a lease that expires August 31, 2006.

The Company believes that the existing facilities in Las Vegas and Reno satisfy our present and foreseeable needs and does not anticipate any changes.

Leroy’s operates race and/or sports books subject to lease agreements with the host casino operator. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 10 years and typically provide for automatic extensions and termination by either party with a 90-day notice. Total rental expense under the leases was approximately $435,223 and $444,876 for the years ended January 31, 2005 and 2004, respectively.

Item 3. Legal Proceedings

Racusin

On September 3, 2004, the Company entered into a settlement agreement (the “Racusin Agreement”) with Michael Racusin dba M. Racusin & Co (“Racusin”); pursuant to the terms of the Racusin Agreement, the debt to Racusin will be paid in either cash or stock depending upon the outcome of two appeals in the matter. A full and completed copy of the Agreement may be found attached to the Form 8-K filed with the SEC on September 7, 2004.

On January 14, 2005, the 9th Circuit Court of Appeals (the “9th Circuit”) reversed the district court regarding prejudgment interest; pursuant to the 9th Circuit decision, Racusin is awarded an additional $1,383,036.15 in prejudgment interest. On April 14, 2005, the Bankruptcy Appellate Panel (the “BAP”) for the 9th Circuit issued its decision reversing the bankruptcy court and ruling that the debt owed to Racusin is subordinated pursuant to the provisions of Section 510(b) of the U.S. Bankruptcy Code.

As a result of the two rulings noted above, and in accordance with the provisions of the Racusin Agreement, the debt to Racusin will be paid in the form of 250,000 shares of the Company’s common stock rather than $2.8 million in cash. Racusin, however, retains the right to appeal this decision to the 9th Circuit; in the event of an appeal, a final decision regarding this matter could be delayed by 12 to 36 months.

In accordance with the Racusin Agreement, the Company has loaned $300,000 to Racusin in order to bond his appeal in a matter unrelated to the Company. On March 24, 2005, the Company was notified that Racusin was not successful in this matter and the bond (the monies loaned by the Company) was remitted to the opposing party. As Racusin has complied with all terms and conditions of the Agreement, he is not required to repay this sum.

In addition, a subsidiary of the Company has entered into an employment agreement with Racusin. Pursuant to the terms of the agreement, Racusin is paid $10,000 per month in the form of employment compensation; the employment agreement will terminate on September 30, 2005.

The Company has previously recorded $1,972,249 (including accrued interest) as a litigation liability in regards to this matter; the Company does not intend to eliminate this amount until such time as the shares have been issued. However, this amount will be reduced by $300,000 on the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006) to reflect the loan/payment noted above.

Las Vegas Gaming, Inc. (previously Imagineering Systems, Inc.)

On February 20, 2004, the Company entered into a settlement agreement (the “LVGI Agreement”) with Las Vegas Gaming, Inc. (“LVGI”). A full and complete copy of the Agreement may be found attached to the Form 8-K filed with the SEC on February 26, 2004.

Pursuant to the terms and conditions of the LVGI Agreement, LVGI has agreed to accept a reduced amount of $1,000,000 in full satisfaction and release of the judgment. On January 11, 2005, the Company paid LVGI the sum of $340,000 towards the debt. On March 11, 2005, the Company paid LVGI the sum of $320,000 towards the debt. The remaining $340,000 will be paid in 24 monthly installments beginning April 1, 2005 pursuant to the amortization schedule attached to the LVGI Agreement.

Jean Development Co., et.al.

On December 14, 2004, the Company entered into a settlement agreement (the “Jean Agreement”) with Jean Development Company, Jean Development West and Railroad Pass Investment Group. Pursuant to the terms and conditions of the Jean Agreement, on March 11, 2005, the Company paid a total of $76,383.86 in full satisfaction and release of the debt.

Cash Payment Obligations from Litigation

The following table indicates the cash payment obligations resulting from litigation and the settlements thereon:

	Racusin	LVGI	Jean Devel.	Total
FYE 01-31-05	$300,000	$340,000	$0	$640,000
FYE 01-31-06	0	475,273	76,384	551,657
FYE 01-31-07	0	177,572	0	177,572
FYE 01-31-08	0	27,802	0	27,802
TOTAL	$300,000	$1,020,647	$76,384	$1,397,031

                           NOTES
                           1 - Payment amounts reflected above include both principal and interest.
                           2 - Payment of $300,000 to Racusin for FYE 01-31-05 was made 09-10-04.
                           3 - Payment of $340,000 to LVGI for FYE 01-31-05 was made on 01-11-05.
                           4 - Payment of $320,000 to LVGI for FYE 01-31-06 was made on 03-11-05.
                           5 - Payment of $15,318 to LVGI for FYE 01-31-06 was made on 04-01-05.
                           6 - Payment of $76,384 to Jean Development for FYE 01-31-06 was made on 03-11-05.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to the timelines established by the Bankruptcy Court, the balloting deadline to accept or reject the Restated Amended Joint Plan of Reorganization of AWI and Leroy’s was February 14, 2005. Pursuant to the terms and conditions of the Plan, the AWI common shareholders will be impaired (via dilution) in the event that Racusin is paid in AWI common stock rather than cash. As the shareholders may be impaired under the Plan, the Company’s common shareholders were requested to vote to accept or reject the Plan. The results of the voting was as follows:

	Number of Shares	Percentage
Votes FOR the Plan	4,063,640	49.94%
Votes AGAINST the Plan	50,260	0.62%
Votes ABSTAINED	33,775	0.42%
Shares Not Voted	3,990,090	49.03%
TOTAL	8,137,765	100.00%

Based upon the results of voting, an overwhelming percentage of the votes cast were in favor of accepting the Plan (98.78%) and, as such, the AWI common shareholders were deemed to be in favor of the Plan.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market information. The Company’s common stock began trading on NASDAQ National Market System under the symbol “BETM” upon inception in 1996. Effective August 4, 2000, however, the Company’s securities began trading on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for the Company’s Common Stock for each of the periods indicated as reported by the NASD OTCBB. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

BETMQ.OB - Fiscal Year Ending January 31, 2005
Quarter Ended	High $	Low $
April 30, 2004	0.51	0.11
July 31, 2004	0.45	0.33
October 31, 2004	0.80	0.25
January 31, 2005	0.76	0.33

BETMQ.OB - Fiscal Year Ending January 31, 2004
Quarter Ended	High $	Low $

April 30, 2003	0.15	0.07
July 31, 2003	0.32	0.05
October 31, 2003	0.23	0.08
January 31, 2004	0.21	0.12

The Company considers its common stock to be “thinly traded” and, accordingly, reported sales prices may not be a true market-based valuation of the common stock.

Stockholders. As of April 15, 2005, there were 65 record holders of the Company’s common stock and an estimated 1,273 beneficial holders.

Dividends. The Company has not paid any cash dividends on its common stock since inception and does not contemplate paying dividends in the foreseeable future. The Company anticipates that earnings, if any, will be retained for the operation of the business.

Securities authorized for issuance under equity compensation plans. Part III, Item 11 of this Form 10-KSB includes information regarding the securities underlying outstanding options and securities remaining available for issuance under the Company’s equity compensation plans as of January 31, 2005.

Item 6.  Management’s Discussion

This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Please refer to Part I, Item 1 (“Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors”) of this Form 10-KSB for additional information. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this Form 10-KSB.

Overview. The Company’s primary operating strategies for the foreseeable future are to focus on its core businesses relating to the race and sports industry. In regards to Leroy’s, the Company intends to continue operating its existing books, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. In regards to CBS, the Company intends to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regards to AWIM, the Company intends to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. In regards to CSS, the Company intends to continue developing the contest-related kiosk and marketing the kiosk to non-Leroy’s locations.
The Company has implemented and is continuing to initiate other cost cutting measures.

Where appropriate, the Company will continue to explore possible new locations for its products, including foreign jurisdictions. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company plans to accumulate cash liquidity during the current year ended fiscal 2006 to fund the purchase of kiosks, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events.

Liquidity and capital resources. On July 25, 2003 (the “Petition Date”), AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”). The Company’s other subsidiaries, including CBS, AWIM, and CSS were not directly involved in the bankruptcy proceedings.

On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s.

On March 11, 2005 (the “Effective Date”), AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

As of the Effective Date, the Company and Leroy’s have made the following cash payments pursuant to the terms and conditions of the Plan:

CATEGORY	GROSS	INTEREST	TOTAL	BALANCE
AWI General Creditors	$90,201	$1,664	$91,865	$0
Leroy’s General Creditors	69,815	1,288	71,103	0
Las Vegas Gaming, Inc.	660,000	0	660,000	340,000
AWI Preferred Shareholders	224,264	1,977	226,241	0
Total Payments	$1,044,280	$4,929	$1,049,209	$340,000

Although the Company and Leroy’s have formally emerged from the Chapter 11 proceedings as of March 11, 2005, the cases have not been “closed” by the Bankruptcy Court as the Company is disputing several claims. The bankruptcy cases will not be officially closed until each of these disputes has been resolved by the Bankruptcy Court. The following is a summary of the disputed claims and the potential impact on the Company:

	REASON	AMOUNT	NOTES
AWI	Disputed because the claim amount has already been paid	$23,894	The Company believes these amounts have already been paid
AWI	Disputed because the claim amount is not owed	$2,303	The Company believes these amounts are in error and are not currently due or owing
AWI	Disputed pursuant to Section 510(b) of the Bankruptcy Code	$39,467	The Company believes this amount will be satisfied by the issuance of 2,000 shares of AWI common stock
Leroy’s	Disputed because the claim amount has already been paid	$91,063	The Company believes these amounts have already been paid
Leroy’s	Disputed because the claim amount is not owed	$165,981	The Company believes these amounts are in error and are not currently due or owing
Leroy’s	Disputed because the claim amount is in error	$1,020	The Company believes that it owes $200.00 (plus interest) of the claim amount

The disputed claims noted above are immaterial to the overall operation of the Company and will be immediately paid from existing cash reserves if and when ordered by the Bankruptcy Court.

From the Petition Date to the Effective Date, preferred stock dividends were not paid. As noted above, however, all accrued preferred stock dividends, plus interest at the Federal Judgment Rate, were paid on the Effective Date.

On December 31, 2002, the Company was notified that its surety bonds covering the Gaming Control Board Regulation 22.040 Reserve Requirement were cancelled effective March 1, 2003, due to the rehabilitation (bankruptcy) of the insurance company providing the bonds. Regulation 22.040 requires the Company have reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; at January 31, 2005, the Regulation 22.040 Reserve Requirement was $2,200,000. To meet the Regulation’s requirements, the Company obtained two (2) Irrevocable Standby Letters of Credit (“ILOC”) from U.S. Bank in the amount of $1,100,000 each (for a total of $2,200,000). The first ILOC is secured by a $1,100,000 Certificate of Deposit (“CD”) held by U.S. Bank; this CD is classified in the Company’s balance sheet as restricted cash. The second ILOC is secured by a $1,500,000 second mortgage on the personal residence of Victor Salerno, the Company’s President, Chief Executive Officer and Board Chairman. In exchange for providing the collateral for the second ILOC, Mr. Salerno has been compensated as follows:

For the period July 1, 2003 through June 30, 2004:  $38,500
For the period July 1, 2004 through June 30, 2005:  $52,500

The amounts paid to Mr. Salerno represent 3.5% of $1,100,000 and 3.5% of $1,500,000, respectively. The difference in the payments is due to an inadvertent error on the part of the Company; in the first year, the Company compensated Mr. Salerno based upon the value of the ILOC ($1,100,000) rather than on the value of his risk relative to the transaction ($1,500,000). The percentage paid to Mr. Salerno (3.5%) is considered appropriate based upon the Company’s borrowing rate, the level of risk associated with the transaction, and the Company’s prior history in paying for surety bonds.

On February 6, 2005, the required Regulation 22.040 reserve was $2,205,720.67 as a result of wagering activity on the professional football championship game; accordingly, the reserve maintained by the Company ($2,200,000) was under-funded by $5,720.67. On February 7, 2005, however, the required Regulation 22.040 reserve had dropped to $1,484,699.77, or was over-funded by $715,300.23. Due to the deficiency in the reserve on February 6, 2005, the Gaming Control Board may require the Company to increase the total reserve at the next renewal period (July 1, 2005) in order to ensure a sufficient reserve in the future. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by the Leroy’s Horse & Sports Place subsidiary, an elimination or reduction of telephone wagering accounts, a reduction in handle (total amount wagered), etc.

In the upcoming fiscal year, the Company will attempt to replace the ILOC’s with new surety bonds in an amount sufficient to cover the Regulation 22.040 Reserve Requirement (as may be increased by the Gaming Control Board). The issuance of new surety bonds and/or the renewal of the ILOC’s may or may not require a continuation of collateral. The Company does not intend to increase its cash reserves in order to provide the collateral for the surety bonds and/or ILOC’s. If collateral in an amount exceeding the Company’s ability to fully fund the collateral is required, Mr. Salerno has agreed to provide the additional collateral at a rate of 3.5%.

The Company believes it will continue to successfully meet its long-term obligations. The following table summarizes the Company’s cash payment obligations:

	2006	2007 to 2008	2009 to 2010
Long-term debt	$35,046	$56,168	$37,568
Operating leases	298,495	273,989	135,400
Litigation Payments	551,657	205,374	0
Total	$885,198	$535,531	$172,968

Long term debt includes loans for the service automobiles utilized in the Leroy’s and CBS operations. Included in the operating leases are rents payable at the Leroy's operating locations, an automobile, and copy machines. Rent at the Leroy's locations includes the base rent due per the contract terms. The rental leases also include one location in which the rent is calculated based on a formula relating to the activity of the location. The rent to be paid for that location was estimated for the purpose of this schedule. The litigation payments includes amounts payable to LVGI and Jean Development.

The Company does not have any off balance sheet financing arrangements and/or liabilities.

Results of operations. The Company reports its results of operations through two operating segments: Wagering (Leroy’s and AWIM) and Systems (CBS and CSS). Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by management in allocating resources and assessing performance of the segments.

Summary.

	Fiscal Year Ending January 31,
	2005	2004	Change (%)

Revenue	$11,107,533	$10,891,946	+1.98%
Costs and Expenses	11,282,933	10,340,466	+9.11%
Operating Income (Loss)	(175,400)	551,480	-131.81%
Other Expense	(952,142)	(1,039,200)	-8.38%
Loss Before Income Taxes	(1,127,542)	(487,720)	+131.19%
Income Tax Expense	0	0	0.00%
Net Loss	($1,127,542)	($487,720)	+131.19%

Revenues for the year ending January 31, 2005 increased $215,586 (+1.98%) from revenues for the year ending January 31, 2004. The increase is attributed to an increase in wagering segment revenues of $58,308 (+0.85%) and an increase in systems segment revenues of $157,278 (+3.89%).

Costs and expenses for the year ending January 31, 2005 increased $942,467 (+9.11%) from costs and expenses for the year ending January 31, 2004. The increase is attributed to an increase in wagering segment costs and expenses of $695,905 (+11.54%) and an increase in systems segment costs and expenses of $246,560 (+5.72%).

As a result of costs and expenses increasing at a faster rate than revenues (+9.11% for costs and expenses versus +1.98% for revenues), the operating income for the year ending January 31, 2004 became an operating loss in the year ending January 31, 2005. Total operating income decreased $726,880 (-131.81%) from an operating income of $551,480 in fiscal year 2004 to an operating loss of ($175,400) in fiscal year 2005.

Other income (expense) for the year ending January 31, 2005 decreased $87,058 (-8.38%) from other income (expense) for the year ending January 31, 2004. The decrease is primarily attributed to the LVGI litigation judgment recognized in fiscal year 2004 as offset by reorganization expenses resulting from the bankruptcy proceedings.

Please refer to the discussions below (“Wagering Segment,” “Systems Segment,” “Other Income and Expense,” etc.) for additional information, discussion and analysis.

Wagering segment. The wagering segment is comprised of the operating results of the Leroy’s and AWIM subsidiaries. The following table indicates the primary components of revenue and operating costs resulting in the segment’s operating income (loss).

	Fiscal Year Ending January 31,
	2005	2004	Change (%)

Leroy’s - Sports Handle	$96,946,479	$89,796,408	+7.96%
Leroy’s - Sports Payout	90,666,080	83,348,870	+8.78%
Leroy’s - Sports Win	6,280,399	6,447,538	-2.59%
Leroy’s - Race Win	42,104	74,949	-43.82%
Leroy’s - Pari-Mutuel Commission	548,328	317,042	+72.95%
AWIM - Kiosk Lease	30,294	2,013	+1,404.92%
AWIM - Initial License Fees	1,275	2,550	-50.00%
Total Revenue	6,902,400	6,844,092	+0.85%

Direct Costs	5,559,905	4,999,434	+11.21%
Selling, General and Admin.	965,599	862,356	+11.97%
Depreciation and Amortization	200,044	167,853	+19.18%
Total Costs and Expenses	6,725,548	6,029,643	+11.54%

Operating Income	$176,852	$814,449	-78.29%

Revenues from wagering in fiscal year 2005 were $58,308 (+0.85%) higher than fiscal year 2004. This increase may be attributed to the following factors:

Leroy’s Sports Win: While sports handle (the total amount wagered) experienced a healthy increase (+7.96%) over the prior fiscal year, the payouts associated with that handle increased at an even greater rate (8.78%). As a result, the sports hold percentage (win divided by handle) decreased from 7.2% in fiscal year 2004 to 6.5% in fiscal year 2005 and actual win decreased by $167,139 (-2.59%). The decrease is primarily attributed to the professional football season (in which the Nevada gaming industry as a whole experienced poor results during the month of November 2004); while no assurances can be given, the sports hold percentage is expected to rebound in fiscal year 2006.

Leroy’s Race Win: Non pari-mutuel race win decreased by $32,845 (-43.82%) from the prior fiscal year. The decrease is attributed to the wagering results on the Kentucky Derby; in fiscal year 2004, Kentucky Derby wagering resulted in a net win of $36,352 while wagering in fiscal year 2005 resulted in a net loss of ($215); the remaining difference is attributed to typical year-to-year differences in the net win for the Preakness Stakes, the Belmont Stakes and Breeder’s Cup. While the overall amount of race win is immaterial to the Leroy’s operation, the Company expects the non pari-mutuel race win percentage to rebound in fiscal year 2006.

Leroy’s Pari-Mutuel Commission: Pari-mutuel race commission increased by $231,286 (+72.95%) over the prior fiscal year. This increase is primarily attributable to the addition of the pari-mutuel race book at the Riviera Hotel & Casino (which opened on February 26, 2004). In addition, Leroy’s added pari-mutuel race books at the Avi Hotel/Casino, Silver Club Hotel/Casino and Silver Nugget Casino on January 28, 2005; the addition of these three pari-mutuel books, however, had very little impact on fiscal year 2005 but are expected to increase the fiscal year 2006 revenues.

AWIM Kiosk Lease: Revenues from leasing gaming-related self-service kiosks increased by $28,281 (+1,404.92%) over the prior fiscal year. The increase can be attributed to an increase in the number of kiosks out on lease (from 9 in fiscal year 2004 to 33 in fiscal year 2005). Subject to the Company’s ability to raise the additional capital necessary to purchase additional units, kiosk lease revenues are expected to increase in future fiscal years as the additional units are placed on lease.

AWIM Initial License Fees: Revenues from initial license fees decreased by $1,275 (-50.00%) from the prior fiscal year. This decrease is attributed to a change in the third-party software used in conjunction with the self-service kiosk; due to the change in the software, the initial license fees are expected to decrease even further in future fiscal years.

Total costs and expenses in fiscal year 2005 were $695,905 (+11.54%) higher than in fiscal year 2004. This increase may be attributed to the following factors:

Direct Costs: Direct costs increased by $560,471 (+11.21%) over the prior fiscal year primarily due to additional costs associated with the new wagering locations opened during the fiscal year ending January 31, 2005. General supplies increased $51,042 (+62%), pari-mutuel race expense increased $113,599 (+42%), repairs and maintenance increased $20,016 (+44%), television sports packages increased $19,206 (+24%), sports line services increased $46,153 (+64%), wagering tax and license expense increased $107,488 (+16%), payroll expense increased $59,588 (+2%), advertising expense increased $43,872 (+33%) and telephone expense increased $63,431 (+16%). The remainder of the difference is attributable to smaller expense items. A number of these expenses (such as initial wagering license fees, advertising expenses, etc.) are expected to decrease in the next fiscal year; other expenses, however, are expected to stabilize and generally be higher than prior fiscal years due to the increased number of locations operated.

Selling, General and Administrative Costs: Selling, general and administrative costs increased by $103,243 (+11.97%) over the prior fiscal year primarily due to increases in insurance costs of $32,602 (+42%), outside services of $18,360 (53%) and MIS expenses of $44,158 (+100%). The remainder of the difference is attributable to smaller expense items. These expenses are expected to stabilize, but not decrease, over the next fiscal year.

Depreciation and Amortization: Depreciation and amortization increased by $32,191 (+19.18%) over the prior fiscal year. The increase may be attributed to additional equipment placed in service as a result of new locations (from 47 locations at January 31, 2004 to 58 locations at January 31, 2005). Depreciation and amortization is expected to increase in future fiscal years as the Company continues to add locations and to modernize the equipment at existing locations.

Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond the Company’s control may result in declines in handle.

The Company intends to continue to open new locations that management expects to operate profitably and to continue its review of existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of race and sports books operated by the Company will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond the Company’s control, that the Company will be able to add new locations, and/or that any new locations so added will be profitable.

Systems segment. The systems segment is comprised of the operating results of the CBS and CSS subsidiaries. The following table indicates the primary components of revenue and operating costs resulting in the segment’s operating income (loss).

	Fiscal Year Ending January 31,
	2005	2004	Change (%)

CBS - System Sales	$1,796,207	$1,546,553	+16.14%
CBS - Maintenance Contracts	2,392,743	2,483,151	-3.64%
CBS - Other Revenue	16,182	18,150	-10.84%
CSS - Kiosk Leases	0	0	0.00%
Total Revenue	4,205,132	4,047,854	+3.89%

Direct Costs	2,184,230	1,860,102	+17.43%
Research and Development	951,490	1,025,891	-7.25%
Selling, General and Admin.	1,248,509	1,203,812	+3.71%
Depreciation and Amortization	173,154	221,018	-21.66%
Total Costs and Expenses	4,557,383	4,310,823	+5.72%

Operating Loss	($352,251)	($262,969)	+33.95%

Revenues from systems in fiscal year 2005 were $157,278 (+3.89%) higher than fiscal year 2004. This increase may be attributed to the following factors:

CBS System Sales: CBS system sales increased $249,654 (+16.14%) over the prior fiscal year. This increase is attributable to equipment and license software sales to those CBS customers who had not previously upgraded their system. CBS system sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of Nevada casinos that operate race and sports books. System sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. The Company expects the system sales to remain relatively flat over the next several fiscal years before increasing.

CBS Maintenance Contracts: Revenues from maintenance contracts decreased by $90,408 (-3.64%) over the prior fiscal year. This decrease is attributable to those locations that upgraded their CBS system during the fiscal year; as a result of the system sale, the customer received a 90-day warranty on the new equipment (i.e., no maintenance fees were charged during the warranty period) and obsolescence fees on the old equipment (if any) were eliminated. The Company expects maintenance fees to stabilize at current levels over the next several fiscal years. However, the consolidation in the gaming industry (i.e., the mergers of Boyd and Coast, Harrah’s and Caesars, Mandalay Resort Group and MGM/Mirage) could cause maintenance fees to decrease as the number of system servers is reduced.

CBS Other Revenue: Other CBS revenues decreased by $1,968 (-10.84%) over the prior fiscal year. Other revenues primarily consist of party rentals and other special events. This revenue is considered immaterial to the overall operation and is not expected to have a significant impact on future operations.

CSS Kiosk Lease: During fiscal year 2005, CSS placed two contest kiosks on trial at the Del Mar racetrack in San Diego; during this trial period, the Company did not charge for the use of the kiosks. Based upon the results of the trial, the Company intends to purchase additional contest kiosks, as capital resources allow, to grow the revenues of CSS. However, CSS revenues are not expected to have a significant impact until fiscal year 2008.

Total costs and expenses in fiscal year 2005 were $246,560 (+5.72%) higher than in fiscal year 2004. This increase may be attributed to the following factors:

Direct Costs: Direct costs increased by $324,128 (+17.43%) over the prior fiscal year primarily due to inventory purchases used to generate the increase in system sales. Direct costs are expected to fluctuate in future fiscal periods in proportion to increases/decreases in system sales.

Research and Development: Research and development costs decreased by $74,401 (-7.25%) from the prior fiscal year primarily due to a decrease in payroll costs of $64,054 (-6.53%). The remainder of the difference is attributable to smaller expense items. These expenses are expected to stabilize, but not decrease, in future fiscal periods.

Selling, General and Administrative Costs: Selling, general and administrative costs increased by $44,697 (+3.71%) over the prior fiscal year due primarily to increases in bad debt expense of $14,452 (+3%), rent expense of $24,000 (+12%) and insurance costs of $24,688 (+42%). The remainder of the difference is attributable to smaller expense items. Due to the sale and leaseback of the real property, rent expense is expected to increase to approximately $360,000 (to be offset by: (1) a decrease in interest expense as described below; and (2) recognition of the deferred gain on the sale of the building as described in Part I, Item 2 of this Form 10-KSB) in the next fiscal year. Other expenses are expected to stabilize, but not decrease, in future fiscal years.

Depreciation and Amortization: Depreciation and amortization decreased by $47,864 (-21.66%) from the prior fiscal year.

Other income and expenses. The other income and expenses categories are primarily administrative in nature and, as such, are not directly attributable to either operating segment. Accordingly, these items are generally not taken into consideration by management when allocating resources to the segments and/or assessing the performance of the segments.

	Fiscal Year Ending January 31,
	2005	2004	Change (%)

Interest Income	$17,493	$21,622	-19.10%
Interest Expense	(167,078)	(146,968)	+13.68%
Reorganization Expense	(795,191)	(214,935)	+269.97%
Litigation Judgment	0	(800,465)	-100.00%
Other, net	(7,366)	101,546	-107.25%
Total Other Income (Expense)	($952,142)	$(1,039,200)	-8.38%

Interest Income: The majority of interest income (approx. 70%) is attributable to interest earned on restricted cash deposits required by the Nevada Gaming Control Board for the NGC Regulation 22.040 Reserve Requirement. (Refer to the discussion regarding this matter located at “Liquidity and Capital Resources” above.) The remainder of the interest income (approx. 30%) is attributable to interest earned on interest bearing checking accounts. The decrease of $4,129 (-19.10%) is attributed to lower interest rates on the various cash deposits. This amount is expected to remain relatively stable over the next several fiscal years.

Interest Expense: The vast majority of interest expense paid (approx. 90%) is attributable to the 8% mortgage note payable collateralized by the real property located at 675 Grier Drive, Las Vegas, Nevada; this real property was sold, and the first mortgage repaid, on January 7,2005. The remaining interest expense (approx. 10%) is attributable to 11% and 12% notes payable collateralized by service automobiles. The increase of $20,110 (+13.68%) is attributed to additional service vehicles purchased during the fiscal year. This amount is expected to decrease substantially in fiscal year 2006 due to the sale of the real property (rent expense, as noted above, however, is expected to increase).

Reorganization Expense: Reorganization expense includes all fees and charges paid (or accrued) by the Company in regards to the Chapter 11 filings of AWI and Leroy’s; these fees and charges typically include fees to the U.S. Trustees Office, attorney fees for the Company’s legal counsel, attorney fees for the creditors/equity holders legal counsel, financial advisors to the Company, etc. A breakdown of the reorganization expenses paid (or accrued) by category can be found in Note 1 (“Reorganization Expenses”) to the Consolidated Financial Statements. The increase of $580,256 (+269.97%) in reorganization expenses can be attributed to additional legal fees required to defend the Company from two hostile takeover attempts (one by Vince Schettler and one by Youbet.com, Inc.). Additional information regarding the hostile takeover attempts may be found in the Form 8-K filings incorporated by reference to this Form 10-KSB. This expense is expected to decrease dramatically in fiscal year 2006 as AWI and Leroy’s successfully emerged from Chapter 11 protection on March 11, 2005.

Litigation Judgment: The litigation judgment amount for the Fiscal Year Ending January 31, 2004 is attributable to the final judgment in the LVGI (Imagineering) matter. Additional information regarding the LVGI matter can be found in Part 1, Item 3 (“Legal Proceedings”) of this Form 10-KSB as well as the Form 10-KSB for the fiscal year ending January 31, 2004.

Other, net: The decrease in Other, Net is primarily attributed to the following factors: a decrease in rental income of $40,580 (-32.27%), an increase in fraud of $8,689 (+74.86%), and the litigation settlement payment to Gold Strike, et.al. in the amount of $75,000 (+100.00%). The remainder of the difference is attributed to numerous smaller factors. In future periods, this amount is expected to return back to the level realized in the fiscal year ended January 31, 2004.

Critical accounting estimates and policies. Although the Company’s financial statements necessarily make use of certain accounting estimates by management, the Company believes that no matters that are the subject of such estimates are so highly uncertain, subjective, complex, or susceptible to change so as to present a significant risk of a material impact on the Company’s financial condition or operating performance. The following, however, summarizes the Company’s policies and use of estimates.

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

System - Software: The Company recognizes software revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

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

Accounting for long-lived assets: Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The estimated useful life of our equipment generally ranges from 3 to 10 years. The Company tests for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

Accounting for income taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. An impairment loss is recognized if management determines that all or a portion of the deferred tax asset will not be realized.

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

Recently issued accounting pronouncements. In November 2004, the FASB issued Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for periods beginning after December 15, 2005. Accordingly, the Company will adopt this revised SFAS effective the first quarter of fiscal year 2007 (beginning February 1, 2006). The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect to enter into any material transactions that would be affected by adopting SFAS 153.

Item 7.  Financial Statements

Audited Financial Statements for Year Ended January 31, 2005 and 2004, including:
a.	Report of Independent Auditors
b.	Consolidated Balance Sheets
c.	Consolidated Statements of Operations
d.	Consolidated Statements of Stockholders’ Equity
e.	Consolidated Statements of Cash Flows
f.	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of American Wagering, Inc.:

We have audited the accompanying consolidated balance sheets of American Wagering, Inc. (Debtor-in-Possession) and Subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Wagering, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Las Vegas, Nevada
April 5, 2005

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and Cash Equivalents	$3,998,851	$4,113,196
Restricted Cash	1,238,159	1,060,869
Accounts Receivable, net of doubtful accounts allowance of $41,900 and $40,296	108,720	294,538
Notes Receivable	620,000
Inventories	348,755	957,174
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	419,434	336,491
TOTAL CURRENT ASSETS	7,174,400	7,202,749
Property and Equipment, net	1,685,932	3,255,629
Goodwill	103,725	103,725
Other Assets	322,209	337,816
TOTAL ASSETS	$9,286,266	$10,899,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$35,473	$131,834
Accounts Payable	516,016	448,331
Accrued Expenses	548,223	504,306
Unpaid Winning Tickets	801,074	687,073
Customer Deposits and Other Current Liabilities	1,036,786	1,622,496
TOTAL CURRENT LIABILITIES	2,937,572	3,394,040

Accounts Payable	160,216	164,990
Accrued Payroll	4,950	4,950
Accrued Expenses	482,577	310,399
Litigation Payable, including accrued interest	2,760,310	3,100,310
Accrued Preferred Stock Dividends	213,400	71,392
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
TOTAL SUBJECT TO COMPROMISE	3,945,253	3,975,841

LONG-TERM DEBT, less current portion	93,766	1,567,226
OTHER LONG-TERM LIABILITIES	1,643,385	25,000
TOTAL LONG-TERM LIABILIITES	1,737,151	1,592,226

TOTAL LIABILITIES	8,619,976	8,962,107

STOCKHOLDERS’ EQUITY
Series A Preferred Stock - 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 share authorized; 7,897,946 shares issued	78,979	78,979
Additional Paid-In Capital	12,738,889	12,738,889
Deficit	(12,916,485)	(11,644,963)
Treasure Stock, at cost (61,100 shares)	(327,493)	(327,493)
TOTAL STOCKHOLDERS’ EQUITY	666,290	1,937,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,286,266	$10,899,919

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	2005	2004

Wagering	$6,902,400	$6,844,092
Systems	4,205,133	4,047,854
TOTAL REVENUES	11,107,533	10,891,946

Direct Costs:
Wagering	5,559,906	4,999,434
Systems	2,184,230	1,860,102
TOTAL DIRECT COSTS	7,744,136	6,859,536

Research and Development	951,490	1,025,891
Selling, General and Administrative	2,214,109	2,066,168
Depreciation and Amortization	373,198	388,871
TOTAL ADMINISTRATIVE COSTS AND EXPENSES	3,538,797	3,480,930

TOTAL OPERATING EXPENSES	11,282,933	10,340,465

OPERATING INCOME (LOSS)	(175,400)	551,481

Interest Income	17,493	21,622
Interest Expense	(167,078)	(146,968)
Reorganization Expense	(795,191)	(214,935)
Litigation Judgment		(800,465)
Other, net	(7,366)	101,546
TOTAL OTHER INCOME (EXPENSE)	(952,142)	(1,039,200)

NET LOSS	$(1,127,542)	$(487,719)

LOSS PER SHARE
Net Loss	$(0.16)	$(0.06)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In
	Shares	Par	Shares	Par	Shares	Cost	Capital	Deficit

Balances at February 1, 2003	10,924	$1,092,400	7,897,946	$78,979	61,100	$327,493	$12,738,889	$(11,013,657)

Preferred Stock Dividends								(143,587)

Net Income Loss								(487,719)

Balances at January 31, 2004	10,924	$1,092,400	7,897,946	$78,979	61,100	$327,493	$12,738,889	$(11,644,963)

Preferred Stock Dividends								(143,980)

Net Income Loss								(1,127,542)

Balances at January 31, 2005	10,924	$1,092,400	7,897,946	$78,979	61,100	$327,493	$12,738,889	$(12,916,485)

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	2005	2004

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,113,196	$4,329,654

Net cash provided by (used in) operating activities	(1,225,203)	1,329,616

INVESTING ACTIVITIES
Investment in restricted cash	(157,276)	(1,006,880)
Withdrawals of restricted cash		122,848
Sale of property and equipment	3,957,679
Purchase of property and equipment	(1,033,155)	(502,683)
Net cash provided by (used in) investing activities	2,767,248	(1,386,715)

FINANCING ACTIVITIES
Repayment of borrowings	(1,656,390)	(88,156)
Dividends		(71,203)
Net cash used in financing activities	(1,656,390)	(159,359)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(114,345)	(216,458)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,998,851	$4,113,196

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005

1. Nature of Operations and Background Information

Organization and business. American Wagering, Inc. (“AWI”) was incorporated in the state of Nevada in August of 1995. AWI does not engage in any revenue generating activities. Rather, AWI is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly owned subsidiaries. Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) owns and operates 61 (as of April 15, 2005) race and sports wagering locations (“books”) in leased space within nonrestricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. (“CBS”) designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. (“AWIM”) develops and leases self-service race and sports wagering kiosks to the gaming industry. Contest Sports Systems, Inc. (“CSS”), a wholly owned subsidiary of CBS, develops and leases self-service contest kiosks.

Basis of presentation. The consolidated financial statements include the accounts of AWI and, for applicable periods, its subsidiaries Leroy’s, CBS, AWIM and CSS (collectively referred to hereafter as the “Company”). With the exception of CSS (which is a wholly owned subsidiary of CBS), all subsidiaries are wholly owned by AWI. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Chapter 11 filing. On July 25, 2003, (the “Petition Date”), AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”). On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s. On March 11, 2005 (the “Effective Date”), AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

As of the Effective Date, AWI and Leroy’s have made the following cash payments pursuant to the terms and conditions of the Plan:

CATEGORY	GROSS	INTEREST	PAYMENT	BALANCE
AWI General Creditors	$90,201	$1,664	$91,866	$0
Leroy’s General Creditors	69,815	1,288	71,103	0
Accrued Payroll	4,950	91	5,041	0
Las Vegas Gaming, Inc.	660,000	0	660,000	340,000
AWI Preferred Shareholders	224,264	1,977	226,241	0
Totals	$1,049,230	$5,021	$1,054,251	$340,000

Although AWI and Leroy’s have formally emerged from the Chapter 11 proceedings as of March 11, 2005, the cases have not been “closed” by the Bankruptcy Court as several claims are in dispute. The bankruptcy cases will not be officially closed until each of these disputes has been resolved by the Bankruptcy Court. The following is a summary of the disputed claims and the potential impact on AWI and/or Leroy’s:

	REASON	AMOUNT	NOTES
AWI	The claim amount has already been paid, the claim amount is not owed, or the claim should be subordinated pursuant to Section 510(b) of the Bankruptcy Code	$65,664	For the reason(s) noted, AWI believes that these amounts are not due and that the Bankruptcy Court will dismiss the claims.
Leroy’s	The claim amount has already been paid, the claim amount is not owed, or the claim amount is in error	$258,064	For the reason(s) noted, Leroy’s believes that these amounts are not due and that the Bankruptcy Court will dismiss the claims.

The disputed claims noted above are immaterial to overall operations and will be immediately paid from existing cash reserves if and when ordered by the Bankruptcy Court.

On the balance sheet date (January 31, 2005), AWI and Leroy’s were in Chapter 11 protection and, as such, the balance sheet indicates “Liabilities and Redeemable Preferred Stock Subject to Compromise.” On the Effective Date (March 11, 2005), AWI and Leroy’s emerged from Chapter 11 protection and, pursuant to the terms and conditions of the Plan, satisfied these debts. The following tables reconcile the balances on January 31, 2005, to the balances on March 11, 2005.

The emergence from bankruptcy of AWI and Leroy's resulted in reduction of liabilities of $1,049,230, subject to some disputed items.  The following details of the bankruptcy are unaudited:

Accounts payable:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Current Balance
AWI	$90,201	$1,664	$91,865	$0
Leroy’s	70,015	1,288	71,103	200
Total	$160,216	$2,952	$162,968	$200

Interest was paid at the Federal Judgment Rate (1.13%) for the period July 25, 2003 through March 11, 2005.

Leroy’s has a remaining accounts payable balance subject to compromise because the vendor submitted a proof of claim in the amount of $1,020 while Leroy’s believes the amount due and owing is only $200. No monies can or will be paid to the vendor until such time as the Bankruptcy Court has determined the correct amount due to the vendor. The amount determined by the Bankruptcy Court, plus interest at the Federal Judgment Rate, will be paid to the vendor as soon as practicable after the decision is rendered.

Accrued payroll:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Current Balance
AWI	$4,950	$91	$5,041	$0
Leroy’s	0	0	0	0
Total	$4,950	$91	$5,041	$0

Interest was paid at the Federal Judgment Rate (1.13%) for the period July 25, 203 through March 11, 2005.

Accrued expenses:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Current Balance
AWI	$389,407	$0	$0	$389,407
Leroy’s	93,170	0	0	93,170
Total	$482,577	$0	$0	$482,577

Although balances remain regarding the accrued expenses (as noted above), these balances are no longer considered “subject to compromise” as AWI and Leroy’s have successfully emerged from Chapter 11 protection. On the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006), these amounts will simply be reflected as liabilities.

Litigation payable, including accrued interest:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Amount Written-Off	Current Balance
Racusin	$1,972,249	$0	$0	$0	$1,972,249
LVGI	788,061	0	320,000	128,061	340,000
Total	$2,760,310	$0	$320,000	$128,061	$2,312,249

Although balances remain regarding the litigation payable (as noted above), these balances are no longer considered “subject to compromise” as AWI and Leroy’s have successfully emerged from Chapter 11 protection. On the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006), these amounts will simply be reflected as liabilities.

Racusin: Pursuant to the rulings by the 9th Circuit Court of Appeals and the Bankruptcy Appellate Panel, and in conjunction with the settlement agreement with Racusin, this debt will be satisfied by the issuance of 250,000 shares of the Company’s common stock. This amount will not be eliminated from the balance sheet, however, until such time as a final decision (including Racusin’s appeal of the BAP decision, if any) is rendered; this amount will be reduced by $300,000 on the next balance sheet (for the quarter ending April 30, 2005) to account for the loan/payment to Racusin. Refer to Part I, Item 3 (“Legal Proceedings”) of this Form 10-KSB for additional information regarding the status of the Racusin litigation.

LVGI: Pursuant to the terms and conditions of the settlement agreement, LVGI was paid $340,000 on January 11, 2005; this amount was recorded on the records of the Company as a reduction of the amount owed to LVGI (reducing the debt from $1,128,061 to $788,061). In addition, the settlement agreement called for LVGI to reduce the total amount of the debt from $1,128,061 to $1,000,000 as of the Effective Date. Accordingly, $128,061 of the debt to LVGI was written-off as of March 11, 2005 (leaving a remaining balance of $660,000); the write-off will be reflected on the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006). Also on March 11, 2005, the Company paid LVGI the sum of $320,000, reducing the remaining debt balance to $340,000. The remaining balance ($340,000) will be paid in twenty-four (24) equal monthly installments beginning April 1, 2005.

Accrued preferred stock dividends payable:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Current Balance
AWI	$213,400	$1,974	$226,241	$0
Leroy’s	0	0	0	0
Total	$213,400	$1,974	$226,241	$0

Interest was paid at the Federal Judgment Rate (1.13%) for the period July 25, 2003 through March 11, 2005.

The payment on March 11, 2005 ($226,241) also included the preferred stock dividend for the month of February, 2005 ($10,864) and interest at the Federal Judgment Rate relating to the February, 2005 payment ($4).

Redeemable preferred stock:

	Balance at 01-31-2005	Interest Earned	Paid on 03-11-2005	Current Balance
AWI	$323,800	$0	$0	$323,800
Leroy’s	0	0	0	0
Total	$323,800	$0	$0	$323,800

Although the balance remains regarding the redeemable preferred stock (as noted above), this balance is no longer considered “subject to compromise” as AWI and Leroy’s have successfully emerged from Chapter 11 protection. On the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006), this amount will simply be reflected as redeemable preferred stock liability.

Refer to Note 5 (“Series A Preferred Stock”) to these financial statements for a discussion regarding “Redeemable Preferred Stock” (a liability item) versus “Series A Preferred Stock” (an equity item).

The supplemental unaudited condensed financial statements of debtors AWI and Leroy’s follow:

Balance Sheets as of January 31, 2005	AWI	Leroy’s
Assets
Cash	$ 100,691	$ 2,343,689
Restricted cash and investments		1,235,149
Deferred tax asset	440,481
Prepaid expenses and other current assets	109,456	205,360
Total Current Assets	650,628	3,784,198
Property and equipment, net	15,747	391,056
Investment in and advances to subsidiaries and affiliates*	5,212,663	3,202,574
Other assets	436,000	1,200
Total Assets	$6,315,038	$7,379,028
Liabilities and Equity
Accounts payable	$246,010	$176,921
Accrued expenses	73,232	123,665
Unpaid winning tickets		801,074
Customer deposits and other current liabilities		1,059,953
Total Current Liabilities	319,242	2,161,613
Due to affiliates, subject to compromise*	3,541,189	1,422,661
Other liabilities subject to compromise	3,933,210	164,443
Total Liabilities	7,793,641	3,748,717
Equity (deficiency)	(1,478,603)	3,630,311
Total Liabilities and Equity	$6,315,038	$7,379,028

Statement of Operations for the year ended January 31, 2005	AWI	Leroy’s
Revenues	$2,570,489	$6,870,831
Operating costs and expenses	2,604,169	7,305,996
Operating loss	(33,680)	(435,165)
Other		(7,496)
Net Loss	$(33,680)	$(442,661)

____________
*Eliminated in consolidation

Concentrations. Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the Western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. 99% of the Company’s wagering revenue comes from its Nevada books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that approximately 29% of the Company’s Nevada wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

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

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods. Setting and adjusting betting lines on sporting events that have not yet taken place as of the most recent balance sheet date might change materially before the event and within one year.

Cash equivalents. Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents are restricted amounts required to be maintained in order to meet certain Nevada regulatory requirements. The amounts excluded from cash and cash equivalents are:

	Year Ended
Restricted Cash	01-31-2005	01-31-2004
Tax Liabilities Fund		$6,636
Worker’s Compensation Fund	$9,281	8,481
NGC Regulation 22.040 Reserve	1,228,878	1,045,752
TOTAL	$1,238,159	$1,060,869

The Company maintains its cash accounts at financial institutions located in the state of Nevada. Cash accounts held by Nevada financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. The Company has not experienced any losses in such accounts and Company management believes it places its cash on deposit with financial institutions that are financially stable.

Inventories. Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and equipment. Property and equipment (Note 3) is stated at cost, net of accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements).

Goodwill. As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company’s primary computerized race and sports book systems product. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions taken for the fiscal year ended January 31, 2005.

Revenue recognition. In December of 1999, the SEC staff issued Staff Accounting Bulletin (“SAB”) Number 101, Revenue Recognition, that summarized the SEC staff’s views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenue. Revenues are principally recognized as services are provided to customers; the Company does not bill in advance and the financial statements do not reflect any deferred or unearned income.

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

System - Software: The Company recognizes software revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

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

Advertising. The Company expenses all advertising costs as incurred. Advertising expense was $132,885 and $89,013 for the fiscal years ended January 31, 2005 and 2004, respectively.

Stock-based compensation. The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

Reorganization expenses. Reorganization expenses are charged to expense as incurred. Refer to Note 12 for additional information.

Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Except in loss years when to do so would be anti-dilutive, diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconciles net income (loss) and weighted average shares outstanding used to calculate basic and diluted income (loss) per share.

	2005	2004

Net loss	$(1,127,542)	$(487,720)
Preferred stock dividends	(143,980)	(143,587)
Net loss, as adjusted	$(1,271,522)	$(631,307)

Basic weighted average shares outstanding	7,836,846	7,836,846
Diluted weighted average shares outstanding	7,836,846	7,836,846

The following factors were considered in determining the diluted weighted average shares outstanding:

FYE 2005: On January 31, 2005, the Company had 255,642 stock options outstanding (253,242 from the 2001 Stock Option Plan and 2,400 from the Director’s Stock Option Plan), of which 254,842 were exercisable. Exercise prices of these options ranged from a low of $0.12 to a high of $0.70; during the fiscal year, the average market price of the Company’s common stock was $0.52. Due to the net loss (as adjusted for preferred stock dividends) as noted above, all 254,842 exercisable options were excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

FYE 2004: On January 31, 2004, the Company had 279,269 stock options outstanding (277,669 from the 2001 Stock Option Plan and 1,600 from the Director’s Stock Option Plan), of which 276,469 were exercisable. Exercise prices of these options ranged from a low of $0.12 to a high of $0.70; during the fiscal year, the average market price of the Company’s common stock was $0.16. Due to the net loss (as adjusted for preferred stock dividends) as noted above, all 276,469 exercisable options were excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

Financial instruments. The Company’s financial instruments consist of cash (including restricted cash) and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company’s cash and cash equivalents are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term and/or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values of notes receivable and long-term debt are also not materially different from their carrying values due to the instruments’ interest rates approximating market rates for similar borrowings at January 31, 2005 and 2004.

Other long-term liabilities. Other long-term liabilities includes deferred gain on the sale of the real property located at 675 Grier Drive, Las Vegas, Nevada, in the amount of $1,599,371. Refer to Note 3 for additional information.

Reclassifications. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

2. Notes Receivable

Notes receivable in the amount of $620,000 at January 31, 2005 consist of a $320,000 loan to Las Vegas Gaming, Inc. (“LVGI”) and a $300,000 loan to Michael Racusin dba M. Racusin & Co. (“Racusin”) pursuant to the terms and conditions of the settlement agreements with the parties. Neither loan accrues interest.

On March 15, 2005, LVGI repaid the $320,000 loan.

The monies advanced to Racusin were used to bond his legal appeal in a matter unrelated to the Company. On March 24, 2005, the Company was notified that Racusin was not successful in this matter and the bond (the monies advanced by the Company) was remitted to the opposing party. As Racusin has complied with all terms and conditions of the settlement agreement, he is not required to repay this sum. Accordingly, this sum will be applied towards the litigation judgment payable to Racusin (reducing the payable from $1,972,249 as reflected in Note 1 above to $1,672,249).

As of the date of this Form 10-KSB, notes receivable are $0 (zero); the next balance sheet published by the Company (on Form 10-QSB for the first quarter of fiscal year 2006) will reflect the payment and adjustment.

3. Property and Equipment

On January 7, 2005, the Company completed a sale and leaseback of the real property located at 675 Grier Drive, Las Vegas, Nevada, 89119. Prior to the sale, the building was owned by the CBS subsidiary. After deducting the first mortgage payoff ($1,569,076), a security deposit on the leaseback ($180,000) and standard closing costs ($22,348), CBS realized net proceeds of $2,204,576 from the $4,000,000 sales price. Pursuant to the terms of the settlement agreement between the Company and LVGI dated February 23, 2004 as amended on August 10, 2004, $340,000 of the sale proceeds were paid to LVGI on January 11, 2005 as a reduction of the debt owed to LVGI by the Company.

The Company realized a gain of $1,638,000 on the sale of the building. However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain was recognized in the current fiscal year. The remainder of the gain ($1,599,371) has been deferred and will be amortized against the lease payments over the initial lease term (5 years). The deferred gain will be recognized as follows:

Fiscal Year Ending January 31,	Gain Realized	Deferred Gain Balance
2005	$38,629	$1,599,371
2006	327,600	1,271,771
2007	327,600	944,171
2008	327,600	616,571
2009	327,600	288,971
2010	288,971
	$1,638,000

Property and equipment consists of the following as of January 31, 2005 and 2004:

	2005	2004
Land		$575,000
Building/improvements		2,147,671
Equipment, furniture and fixtures	$3,894,415	2,875,553
Other	6,200	6,200
	3,900,615	5,604,424
Less accumulated depreciation	2,214,683	2,348,795
	$1,685,932	$3,255,629

4. Long-term Debt

Long-term debt consists of 11.5% to 12% notes payable collateralized by automobiles. As of January 31, 2005, annual maturities of total long-term debt, excluding interest, for the next five years range up to $32,680 per year.

5. Series A Preferred Stock

The Series A Preferred Stock is held by two (2) persons. One shareholder is an officer and director of the Company (the “Officer/Director Shareholder”); this related party owns a total of 8,900 shares of preferred stock (5,662 regular shares and 3,238 redeemable shares). The other shareholder is a director of the Company (the “Director Shareholder”); this related party owns a total of 5,262 shares (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share; note that each holder of the Series A Preferred Stock is also a member of the Board of Directors. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2005 or 2004. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

Over the years, the Officer/Director Shareholder has indefinitely forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares are called, and the affected shares have been reclassified as “Redeemable Series A Preferred Stock” (in the liabilities section) and may be put to the Company for redemption at any time. As of January 31, 2005, the amount of Series A Preferred Stock that may be called for immediate redemption (without prior approval by the Board of Directors) is $323,800 (3,238 shares). Upon filing for Chapter 11 protection, this “Redeemable Series A Preferred Stock” became subject to compromise pursuant to applicable bankruptcy code. (Also pursuant to applicable bankruptcy code, the ordinary Series A Preferred Stock classified in the equity section was not designated as subject to compromise.) Pursuant to the terms and conditions of the Plan consummated by AWI and Leroy’s on March 11, 2005, the “Redeemable Series A Preferred Stock” is no longer considered subject to compromise and will be paid in the ordinary course of business pursuant to the preferred stock agreement.

During the months of August, September, October, November and December of 2004, 200 shares (40 shares each month) of Series A Preferred Stock was sold by the Director Shareholder to the Officer/Director Shareholder. Prior to this sale/transfer, each holder of the Series A Preferred Stock had an equivalent number of regular shares.

During the Chapter 11 process, no dividends were paid to the holders of the Series A Preferred Stock. Upon emergence from bankruptcy on March 11, 2005, and pursuant to the terms and conditions of the Plan, all accrued dividends, including interest at the Federal Judgment Rate (1.13%), were paid as follows:

	Accrued	Interest	Total Paid
August 2003 to January 2004	$71,392	$1,065	$72,457
February 2004 to January 2005	142,008	909	142,917
February 2005	10,864	4	10,868
Total	$224,264	$1,978	$226,242

6. Capital Stock and Stock Options

Stock repurchase. The Company’s Board of Directors approved a program to repurchase up to 250,000 shares of the Company’s publicly held common stock from time to time in the open market. As of January 31, 2005, 61,100 shares had been repurchased and are held in the treasury. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company’s financial position.

Stock-Based Compensation. In November 2004, the Financial Accounting Standards Board issued Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed. This revision is effective for periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 123R effective the first quarter of fiscal year 2007 (beginning February 1, 2006). The Company is currently evaluating how it will adopt SFAS 123R. The adoption of SFAS 123R is not expected to have a material effect on the Company’s results of operations.

1995 stock option plan. Effective August 9, 2001, the 1995 Stock Option Plan was cancelled in its entirety; in addition, any and all options issued pursuant to the plan were also cancelled.

2001 stock option plan. On August 9, 2001, the Company adopted the “2001 Stock Option Plan” (the “2001 Plan”) to replace the “1995 Stock Option Plan.” All options currently awarded pursuant to the 2001 Plan are considered employee grants and, as such, are currently reported pursuant to the “intrinsic value” method of accounting prescribed by APB 25; the impact of the adoption of the “fair value” method is disclosed in this note on a pro forma basis.

Summary of the 2001 Plan. The 2001 Plan was authorized on August 9, 2001, and will terminate on August 8, 2011, unless extended by the Board of Directors; the 2001 Plan was approved by a vote of the shareholders during the 2002 annual meeting. In general, management may, upon approval from the Board of Directors, award options to any employee at any time excepting that no employee may receive in excess of 250,000 options per year and the 2001 Plan may not grant more than 1,150,000 options in total. The 2001 Plan does not require any specific vesting schedule and/or term; as such, vesting and term is left to the discretion of management, as approved by the Board of Directors. Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Company’s common stock on the date of the grant. The following tables summarize the current status of the 2001 Plan:

	FYE 01-31-2005		FYE 01-31-2004
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at Beginning of Fiscal Year	277,669	$0.61	290,317	$0.60
Granted:
Price = Market	0	0.00	0	0.00
Price > Market	0	0.00	0	0.00
Price < Market	0	0.00	0	0.00
Exercised	0	0.00	0	0.00
Cancelled	(24,427)	0.56	(12,648)	0.55
Outstanding at End of Fiscal Year	253,242	$0.61	277,669	$0.61

Exercisable at End of Fiscal Year	253,242		275,669

Outstanding and Exercisable by Price Range as of January 31, 2005

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.40	6,000	1.75 years	$0.40	6,000	$0.40
$0.50	45,708	1.52 years	0.50	45,708	0.50
$0.60	114,534	1.52 years	0.60	114,534	0.60
$0.70	87,000	1.52 years	0.70	87,000	0.70

01-31-2005	253,242	1.53 years	$0.61	253,242	$0.61

Available For Grant	896,758

Directors stock option plan. On May 16, 1997, the Company adopted the “Directors Stock Option Plan” (the “Directors Plan”). All options currently awarded pursuant to the Directors Plan are considered employee grants and, as such, are currently reported pursuant to the “intrinsic value” method of accounting prescribed by APB 25; the impact of the adoption of the “fair value” method is disclosed in this note on a pro forma basis.

Summary of the Directors Plan. The Directors Plan was authorized on May 16, 1997, and will terminate on May 15, 2007, unless extended by the Board of Directors; the Directors Plan was approved by a vote of the shareholders during the 1997 annual meeting. In general, each “outside” director of the Company is awarded 400 options on the last day of each fiscal year; these grants do not require any additional approval from the Board of Directors. No more than 20,000 options may be granted pursuant to the Directors Plan. The Directors Plan provides that options will vest 100% after one year of service and will expire 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant. The following tables summarize the current status of the Directors Plan:

	FYE 01-31-2005		FYE 01-31-2004
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at Beginning of Fiscal Year	1,600	$0.19	800	$0.24
Granted:
Price = Market	800	0.55	800	0.15
Price > Market	0	0.00	0	0.00
Price < Market	0	0.00	0	0.00
Exercised	0	0.00	0	0.00
Cancelled	0	0.00	0	0.00
Outstanding at End of Fiscal Year	2,400	$0.31	1,600	$0.19

Exercisable at End of Fiscal Year	1,600		800

Outstanding and Exercisable by Price Range as of January 31, 2005

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.12	400	8.00 years	$0.12	400	$0.12
$0.15	800	9.00 years	0.15	800	0.15
$0.35	400	7.00 years	0.35	400	0.35
$0.55	800	10.00 years	0.55	0	0.00

01-31-2005	2,400	8.83 years	$0.31	1,600	$0.19

Available For Grant	17,600

Fair value method. The following table represents the Company’s proforma net income (loss), in total and on a per share basis, using the alternative “fair value” approach described in SFAS 123 and 123R.

	2005	2004

Net Loss as Reported	$(1,127,542)	$(487,720)
Less: Total Stock Based Employee Compensation Expense Determined Under Fair-Value Based Method	(114)	(183)
Proforma Net Loss	$(1,127,656)	$(487,903)

Net Loss Per Share:
As reported	$(0.16)	$(0.06)
Proforma	$(0.16)	$(0.06)

The following table presents the “Total Stock Based Employee Compensation Expense Determined Under Fair-Value Based Method” (Black-Scholes Multiple Option) for each stock option plan.

	2001 Plan	Directors Plan	Total

FYE 2005	$58	$56	$114
FYE 2004	$160	$23	$183

Assumptions. The following table presents the assumptions used in estimating the fair value of each option grant using the Black-Scholes Multiple Option pricing model for each stock option plan.

	2005	2004

Expected Stock Price Volatility	60.00%	49.56%
Risk-Free Interest Rate	3.72%	3.02%
Dividend Yield	0%	0%
Expected Option Lives	1.5 years	2.5 years

7. Commitments and Contingencies

In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change.

Litigation judgments and settlements. The Company has entered into settlement agreements with LVGI, Racusin, and Jean Development, et.al. As a result, the Company has settled all previous litigation; currently, the Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government or governmental authority.

Racusin. On September 3, 2004, the Company entered into a settlement agreement with Racusin. Pursuant to the terms and conditions of the agreement, as well as events to date, the debt to Racusin will be paid via the issuance of 250,000 shares of the Company’s common stock. Racusin, however, has the option of appealing the recent BAP decision to the 9th Circuit Court of Appeals in order to seek cash rather than stock; if appealed, a final decision regarding this matter may not be known for 12 to 36 months.

In addition, a subsidiary of the Company has entered into an employment agreement with Racusin. Pursuant to the terms of the agreement, Racusin is paid $10,000 per month in the form of employment compensation; the employment agreement will terminate on September 30, 2005.

The Company has recorded $1,972,249 (including accrued interest) as a litigation liability in regards to this matter; this amount will be reduced by $300,000 (see Note 2 above regarding the loan to Racusin) on the next balance sheet published by the Company on Form 10-QSB for the first quarter of fiscal year 2006. With the exception of the reduction resulting from the loan, this amount will not be adjusted until such time as the shares of common stock have been issued.

LVGI. On February 23, 2004, the Company entered into a settlement agreement with LVGI. Pursuant to the terms and conditions of the agreement, LVGI agreed to reduce the total amount of the debt to $1,000,000; this amount will be paid as follows:

$340,000 was paid on January 11, 2005 (reducing the total debt to $660,000).

$320,000 was paid on March 11, 2005 (reducing the total debt to $340,000).

$340,000 will be paid in 24 equal monthly installments (including interest at 6% per annum) with the first monthly installment beginning on April 1, 2005.

Jean Development Co., et.al. On December 14, 2004, the Company entered into a settlement agreement with Jean Development Co., et.al. Pursuant to the terms and conditions of the agreement, Jean Development Co. agreed to accept $75,000 to resolve this matter. On March 11, 2005, the Company paid Jean Development Co. $76,384 (which included interest at the Federal Judgment Rate in the amount of $1,384) in full satisfaction and release of the debt.

Operating leases. The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases total $298,495 for 2006 and $188,651 for 2007. Rent expense for all operating leases was approximately $474,452 and $479,971 during the operating periods presented; a portion of the rent expense ($69,336 in 2005 and $69,276 in 2004) was paid to a company whose board of directors includes a shareholder of the Company.

Gaming reserve requirement. Pursuant to Regulation 22.040 of the Nevada Gaming Commission, Leroy’s is required to maintain a reserve in the amount of $2,200,000 (as of January 31, 2005) to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. The Company has met the requirement by the purchase of two Irrevocable Letters of Credit (in the amount of $1,100,000 each) from U.S. Bank. An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy’s and/or requiring a significant reduction in the handle (total amount wagered).

8. Related Party Transactions

The Company has engaged in the following related-party transaction during the years ended January 31, 2005 and 2004:

In conjunction with personally guaranteeing certain ILOC’s obtained by the Company to secure the Gaming Control Board’s Regulation 22.040 Reserve Requirement, an officer and director of the Company was paid $52,500 on June 30, 2004 and $38,500 on June 30, 2003.

In addition, the Series A Preferred Stock is held by persons who are officers and/or directors of the Company. Refer to Note 5 for additional information.

9. Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforward	$854,990	$1,036,580
Depreciation and amortization	245,651	111,747
Allowances for accounts receivable	9,530	10,673
Unrealized loss on investment in subsidiary	1,102,203	1,102,203
Accrued liabilities	1,300,429	680,291
Other	7,185	10,185
	3,519,988	2,951,679
Valuation allowance	(2,474,629)	(2,449,220)
	1,045,359	502,459
Advance payments	(61,978)	(61,978)
Gain/loss on sale of asset	(542,900)
	$440,481	$440,481

The difference between the normal federal statutory tax rate of 34% applied to income from continuing operations before income taxes and the Company’s effective tax rate is:

	2005	2004
Income taxes (benefit) at federal statutory rate	$(383,364)	$(165,824)
Non-deductible expenses	5,260	9,883
Benefit of NOL carryforwards	(181,590)	(65,512)
Other temporary differences	559,694	128,219
Decrease in deferred tax valuation allowances		93,234
	$0	$0

At January 31, 2005, the Company had tax net operating loss carryforwards of $2,514,677 of which $2,350,675 will expire in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. Management believes that the Company will be profitable as necessary to realize the recorded tax benefit. Due to AWI’s and Leroy’s emergence from Chapter 11 protection, the discontinuance of unprofitable business activities in prior fiscal years, and other factors, management believes it is more likely than not that the recorded deferred tax asset will be realized.

10. Business Segments

The Company conducts its continuing operations through two primary business segments: Wagering and Systems.

Wagering. The wagering segment is comprised of Leroy’s and AWIM. Through Leroy’s, the Company owns and operates race and sports books throughout the state of Nevada. Through AWIM, the Company leases gaming-related self-service race and sports wagering kiosks. At the present time, Leroy’s accounts for the bulk of AWIM’s revenues.

	2005	2004

Leroy’s Revenue	$6,870,831	$6,839,529
AWIM Revenue	31,569	4,563
Total Revenue	6,902,400	6,844,092

Direct Costs	5,559,905	4,999,434
Selling, General and Administrative Costs	965,599	862,356
Depreciation and Amortization	200,044	167,853
Total Costs and Expenses	6,725,548	6,029,643

Income Before Taxes	$176,852	$814,449

Systems. The systems segment is comprised of CBS and CSS. Through CBS, the Company designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. Through CSS, the Company leases contest-related self-service kiosks.

	2005	2004

CBS Revenue	$4,205,132	$4,047,854
CSS Revenue	0	0
Total Revenue	4,205,132	4,047,854

Direct Costs	2,184,230	1,860,102
Research and Development	951,490	1,025,891
Selling, General and Administrative Costs	1,248,509	1,203,812
Depreciation and Amortization	173,154	221,018
Total Costs and Expenses	4,557,383	4,310,823

Loss Before Taxes	($352,251)	($262,969)

Other information. Other information regarding the wagering segment, systems segment and certain unallocated items are set forth below.

	2005	2004

Capital Expenditures
Wagering	$810,068	$113,831
Systems	303,385	381,198
Unallocated	6,271	7,654
Total Capital Expenditures	$1,119,724	$502,683

Identifiable Assets
Wagering	$5,241,168	$5,137,827
Systems	2,942,723	4,917,888
Unallocated	1,102,375	844,204
Total Identifiable Assets	$9,286,266	$10,899,919

11. Supplementary Cash Flow Information

Reconciliation of net loss to net cash provided by (used in) operating activities.

	2005	2004
Net loss	$(1,127,542)	$(487,720)
Depreciation and amortization	331,555	388,870
Bad debts		32,124
Loss (gain) on equipment dispositions	(1,341)	30,296
Litigation judgments	(340,000)	804,453
Decrease (increase) in operating assets:
Accounts receivable	185,818	215,831
Notes receivable	(620,000)
Inventories	608,419	(532,692)
Prepaid expenses	(82,943)	(159,315)
Other	15,506	(93,079)
Increase (decrease) in operating liabilities:
Accounts payable	132,332	369,314
Accrued expenses	144,163	(79)
Unpaid winning tickets	114,001	(266,795)
Customer deposits and other	(585,171)	1,028,407
Net cash provided by (used in) operating activities	($1,225,203)	$1,329,616

Cash paid for interest	$167,078	$142,442

12. Reorganization expenses

Reorganization expenses are charged to expense as incurred. The following table provides a breakdown of reorganization expenses.

	Year Ending
Category	01-31-2005	01-31-2004
United States Trustee (Bankruptcy Tax)	$32,000	$20,500
Legal Counsel for Company (Bankruptcy)	581,378	139,755
Legal Counsel for Company (Securities)		688
Legal Counsel for Equity Shareholders *	10,388
Financial Advisor (Bankruptcy)	75,026	53,992
Expenses of Youbet.com, Inc.	75,000
Expenses of Plan Solicitation	20,709
Miscellaneous	690
TOTAL	$795,191	$214,935
-------------------------
* A group of equity shareholders engaged an attorney to represent their interests in the bankruptcy estates; generally, their stated purpose was to oppose the unwanted takeover attempts by Schettler and Youbet.com, Inc. The Company agreed to reimburse the legal expenses of these shareholders in this effort; reimbursement was paid via the CBS subsidiary. There was no formal equity committee.

For the fiscal years ended January 31, 2005 and 2004, the Company did not recognize any interest expense and/or interest income attributable to the reorganization proceedings. At the present time (and subject to change), the Company is currently estimating that interest expense relating to the reorganization proceedings in the amount of $5,021 will be recognized in the fiscal year ended January 31, 2006.

Item 8.  Changes in and disagreements with Registrant’s Certifying Accountants

The Company had no changes in, or disagreements with, its auditors on accounting or financial disclosures during or in connection with the reported fiscal year.

Item 8A: Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Victor Salerno, and the Company’s Chief Financial Officer, Mr. Timothy Lockinger. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B: Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name	Age	Position

Victor J. Salerno	60	President, Chief Executive Officer, Chief Operating Officer, and Director
Timothy F. Lockinger	44	Chief Financial Officer, Secretary, Treasurer, and Director
W. Larry Swecker	60	Director
Judith (Salerno) Zimbelmann	53	Director
Bruce Dewing	54	Director

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

Bruce Dewing has been a director of the Company since July 29, 2003. Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions. Mr. Dewing is currently a gaming consultant and was formerly the President of the Holder Hospitality Group, Inc. where he oversaw the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees. Mr. Dewing is a founding member of the Air Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association.

Licensing. Pursuant to Nevada gaming regulations/statutes and the status of Leroy’s and AWIM as gaming licensees, all officers and directors of Leroy’s and AWIM must be investigated and licensed by the Nevada Gaming Commission, a process that may be both lengthy and expensive. Mr. Salerno and Mr. Lockinger have applied for, and received, approval from the Nevada Gaming Commission to be officers and directors of both Leroy’s and AWIM.

Involvement in certain legal proceedings. To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the

Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the Chapter 11 cases filed by AWI and Leroy’s as previously disclosed); (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of office. The Company’s Directors are appointed to hold office until the next annual general meeting of the shareholders or until removed from office in accordance with the bylaws. The Company’s officers are appointed by the board of directors and hold office until removed by the board.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Victor Salerno CEO and Director	None	None	None

Timothy F. Lockinger CFO and Director	None	None	None

W. Larry Swecker Director	None	None	None

Judith (Salerno) Zimbelmann Director	None	None	None

Bruce Dewing Director	None	None	None

Robert Barengo Shareholder	None	None	None

Code of ethics disclosure compliance. As of the date of this filing, the Company has not adopted a Code of Ethics for Financial Executives, which include the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Company has begun the process of designing a code of ethics that will be filed with the Security and Exchange Commission upon completion. The Company has not adopted a code of ethics at the present time because its administrative resources have been primarily allocated to overseeing the Chapter 11 case and its operations.

Item 10. Executive Compensation

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to its most highly compensated executive officer whose annual salary and bonus exceeded $100,000 during the year ended January 31. These individuals may be referred to as “named executive officers.”

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
Name and Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Common Share Options
Victor Salerno, CEO, COO and President	2005	$240,000	$0	$0	$0	0
	2004	$240,000	$31,343	$0		0
	2003	$200,000	$14,380	$0		0

Timothy F. Lockinger, CFO, Secretary and Treasurer	2005	$120,000	$0	$0	$0	0
	2004	$120,000	$12,537	$0		0
	2003	$100,000	$5,752	$0		0

From the Petition Date (July 25, 2003) to the Effective Date (March 11, 2005), the Company did not pay bonuses to the named executive officers. The amounts noted for the fiscal years ending January 31, 2005 and 2004 were accrued pursuant to the terms and conditions of the employment agreements, but were not paid until after the Effective Date.

The following table sets forth the number of exercisable and un-exercisable options held by the named executive officers as of January 31, 2005, and the value of such options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTIONS VALUES

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or base price	Expiration Date
Victor J. Salerno	30,000	8.4%	$0.70	8/8/2006

Timothy F. Lockinger	15,000	4.2%	$0.70	8/8/2006

Name	No. of Shares Acquired or Exercised	Value Realized ($)	No. of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In the Money Options at Fiscal Year End ($) Exercisable/Unexercisable
Victor J. Salerno	0	$0	30,000 / 0	$0/$0

Timothy F. Lockinger	0	$0	15,000 / 0	$0/$0

Compensation of directors. Directors who are not employees or consultants of the Company receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $500 per month for each committee chaired.

During the fiscal year ended January 31, 2005, pursuant to the Company’s Directors Stock Option Plan, options to purchase 400 shares of the Company’s common stock at an exercise price of $0.60 per share were granted to Mr. Swecker and Mr. Dewing, directors of the Company. These options become fully exercisable on January 31, 2006 and expire on January 31, 2015. During the prior fiscal year, options to purchase 400 shares of the Company’s common stock at an exercise price of $0.15 per share were granted to Mr. Swecker and Mr. Dewing; these options become fully exercisable on January 31, 2005 and expire on January 31, 2014.

Employment agreements. On June 28, 2002, and effective as of July 1, 2002, the Company entered into employment agreements with Victor Salerno and Timothy Lockinger.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the current number and percentage of shares of Common Stock, which, according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30th (such as upon the exercise of options or warrants). Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise indicated, the principal address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage
Victor J. Salerno (Officer and Director) [1]	2,438,054	30.13%
Judith Zimbelmann (Director) [2]	1,001,200	12.37%
Robert Barengo (Shareholder)	525,800	6.50%
Timothy F. Lockinger (Officer and Director) [3]	61,865	0.76%
Bruce Dewing (Director) [4]	42,400	0.52%
W. Larry Swecker (Director) [5]	22,000	0.27%

All directors and executive officers as a group (6 persons) [6]	4,091,319	50.56%

1	Includes options that may be exercised immediately to purchase 30,000 shares of common stock at the price of $0.70 per share.

        2      Includes options that may be exercised immediately to purchase 1,200 shares of common stock at the price of $0.35 per share.
        3      Includes options that may be exercised immediately to purchase 15,000 shares of common stock at the price of $0.70 per share.
       4       Includes options that may be exercised immediately to purchase 400 shares of common stock at the price of $0.15 per share. Not included are options that may be exercised after January 31, 2006 to purchase 400 shares at the price of $0.55 per share.
       5       Includes options that may be exercised immediately to purchase 1,200 shares of common stock as follows: 400 at the price of $0.35 per share, 400 at the price of $0.15 per share and 400 at the price of $0.12 per share. Not included are options that may be exercised after January 31, 2006 to purchase 400 shares at the price of $0.55 per share.
       6      The percentage amounts for each reported party assume total outstanding common shares of 8,091,688 calculated as follows: 7,897,346 shares outstanding less 61,100 treasury shares plus 253,242 presently exercisable options under the 2001 Stock Option Plan plus 1,600 presently exercisable options under the Director’s Stock Option Plan.

Securities authorized for issuance under equity compensation plans. The following table provides information concerning compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plans Approved by Security Holders:

Name of Plan	Number of Shares Authorized for Issuance	Number of Options Outstanding at 01-31-2005	Weighted-Average Exercise Price

2001 Stock Option Plan	1,150,000	253,242	$0.61

Director’s Stock Option Plan	20,000	2,400	$0.31

1995 Stock Option Plan	Discontinued	0	0

Equity Compensation Plans Not Approved by Security Holders: None.

Item 12.  Certain Relationships and Related Transactions

Other than as set forth below, none of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation, or in any transaction to which the Company is proposed to be a party:

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

On December 9, 1998, the Company redeemed shareholder notes of $1,892,424 in exchange for 18,924 shares of Series A Preferred Stock at $100 per share. The Series A Preferred Stock is held by two (2) persons. One shareholder is an officer and director of the Company (the “Officer/Director Shareholder”); this related party owns a total of 8,900 shares of preferred stock (5,662 regular shares and 3,238 redeemable shares). The other shareholder is a director of the Company (the “Director Shareholder”); this related party owns a total of 5,262 shares (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share; note that each holder of the Series A Preferred Stock is also a member of the Board of Directors. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2005 or 2004. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

Over the years, the Officer/Director Shareholder has indefinitely forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares are called, and the affected shares have been reclassified as “Redeemable Series A Preferred Stock” (in the liabilities section) and may be put to the Company for redemption at any time. As of January 31, 2005, the amount of Series A Preferred Stock that may be called for immediate redemption (without prior approval by the Board of Directors) is $323,800 (3,238 shares). Upon filing for Chapter 11 protection, this “Redeemable Series A Preferred Stock” became subject to compromise pursuant to applicable bankruptcy code. (Also pursuant to applicable bankruptcy code, the ordinary Series A Preferred Stock classified in the equity section was not designated as subject to compromise.) Pursuant to the terms and conditions of the Plan consummated by AWI and Leroy’s on March 11, 2005, the “Redeemable Series A Preferred Stock” is no longer considered subject to compromise and will be paid in the ordinary course of business pursuant to the preferred stock agreement.

During the months of August, September, October, November and December of 2004, 200 shares (40 shares each month) of Series A Preferred Stock was sold by the Director Shareholder to the Officer/Director Shareholder. Prior to this sale/transfer, each holder of the Series A Preferred Stock had an equivalent number of regular shares.

From the Petition Date (July 25, 2003) through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the date of this filing:

	PAID	ACCRUED	UNPAID
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005	$226,241	$0	$0
03/2005	$12,028	$0	$0

The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

In conjunction with personally guaranteeing certain ILOC’s obtained by the Company to secure the Gaming Control Board’s Regulation 22.040 Reserve Requirement, Victor Salerno (an officer and director of the Company), was paid $52,500 on June 30, 2004 and $38,500 on June 30, 2003. For additional information regarding this matter, please refer to the discussion regarding “Liquidity and Capital Resources” that may be found in Part II, Section 6 (“Management’s Discussion and Analysis or Plan of Operation”) of this Form 10-KSB.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Press release dated April 18, 2005. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated April 20, 2005.)

2.2	Press release dated March 14, 2005. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated 03/15/2005.)

2.3	Press release dated March 1, 2005. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated 03/02/2005.)

2.4	Settlement agreement with Youbet.com, Inc. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated 01/14/2005.)

2.5	Valuation report prepared by FTI Consulting, Inc. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated 01/14/2005.)

2.6	Settlement agreement with Michael Racusin dba M. Racusin & Co. (Incorporated by reference from Exhibit 99.1 of the Company’s Form 8-K dated 09/07/2004.)

2.7	AWI and Leroy’s Joint Disclosure Statement and Joint Plan of Reorganization. (Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K dated 02/26/2004.)

2.8	Settlement agreement with Las Vegas Gaming, Inc. (Incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K dated 02/26/2004.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

The Company’s Board of Directors has selected the firm of Piercy Taylor Bowler & Kern (“PBTK”) as independent accountants to audit the Company’s books, records and accounts for the fiscal year ending January 31, 2005. In addition, PBTK previously audited the Company’s financial statements for the years ending January 31, 2004, 2003, 2002 and 2001. PBTK’s primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Pre-approval policies and procedures. The company has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, Company management pre-approves both the type of services to be provided by PBTK and the estimated fees related to these services.

Total fees. Total fees paid to PBTK are as follows:

	Year Ending January 31,
Service Provided	2005	2004

Audit Service Fees	$51,357	$50,000
Audit Related Service Fees	0	0
Tax Service Fees	12,623	6,000
Other Fees	20,982	38,136
Total	$84,962	$94,136

Audit fees. The aggregate fees for audit services are for the audits of the Company’s annual financial statements.

Audit-related fees. The aggregate fees for audit-related services are additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees. The aggregate fees for tax services are for professional services relating to tax compliance, tax advice, and tax planning.

All other fees. The aggregate fees for other services are reviews of the Company’s 401(K) plan, reviews of the Company’s interim financial statements on Form 10-QSB and all other non-audit services.

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

                                   Signature        Title                                                                       Date

/s/  Victor Salerno                                     President; Chief Executive      April 29, 2005
Victor Salerno                                                                                             Officer; Director

/s/ Timothy Lockinger                                                                 Chief Financial Officer, Secretary                                           April 29, 2005
Timothy Lockinger         Treasurer, and Director

/s/ W. Larry Swecker                                                                            Director                                                                                      April 29, 2005
W. Larry Swecker

/s/ Judith Zimbelmann                                                                               Director                                                                                      April 29, 2005
Judith Zimbelmann

/s/ Bruce Dewing                                                                                         Director                                                                                      April 29, 2005
Bruce Dewing