Form 10QSB
period 2005-04-30
AMERICAN WAGERING INC
filed 2005-06-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-20685

AMERICAN WAGERING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

675 Grier Drive, Las Vegas, Nevada 89119
(Address of principal executive offices)

702-735-0101
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,925,323 shares of Common Stock as of June 3, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM		PAGE

1	Financial Statements	3

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

2	Management’s Discussion And Analysis	12

3	Controls and Procedures	18

PART II - OTHER INFORMATION

Part I - Financial Information

Item 1. Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2005 (Unaudited)	January 31, 2005
ASSETS
Cash and Cash Equivalents	$2,827,571	$3,998,851
Restricted Cash	1,177,341	1,238,159
Accounts Receivable, net of doubtful accounts allowance	555,716	108,720
Notes Receivable		620,000
Inventories	322,688	348,755
Deferred Tax Assets, net	433,918	440,481
Prepaid Expenses and Other Current Assets	424,585	419,434
TOTAL CURRENT ASSETS	5,741,819	7,174,400
Property and Equipment, net	1,696,207	1,685,932
Goodwill	103,725	103,725
Other Assets	332,069	322,209
TOTAL ASSETS	$7,873,820	$9,286,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$162,185	$35,473
Accounts Payable	652,464	676,232
Accrued Expenses	903,336	1,035,750
Accrued Preferred Stock Dividends		213,400
Unpaid Winning Tickets	610,462	801,074
Customer Deposits and Other Current Liabilities	768,702	1,036,786
TOTAL CURRENT LIABILITIES	3,097,149	3,798,715

LONG-TERM DEBT, less current portion	282,988	93,766
LVGI LITIGATION PAYABLE		788,061
RACUSIN LITIGATION PAYABLE	1,672,249	1,972,249
OTHER LONG-TERM LIABILITIES	1,561,521	1,643,385
TOTAL LONG-TERM LIABILIITES	3,516,758	4,497,461

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

TOTAL LIABILITIES	6,937,707	8,619,976

STOCKHOLDERS’ EQUITY
Series A Preferred Stock - 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 share authorized; 7,908,376 and 7,897,946 shares issued	79,083	78,979
Additional Paid-In Capital	12,744,740	12,738,889
Deficit	(12,652,617)	(12,916,485
Treasure Stock, at cost (61,100 shares)	(327,493)	(327,493
TOTAL STOCKHOLDERS’ EQUITY	936,113	666,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,873,820	$9,286,266

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30,
	2005	2004

Revenues
Wagering	$2,188,813	$1,615,507
Systems	1,117,482	888,546
	3,306,295	2,504,053

Direct Costs
Wagering	1,464,196	1,175,460
Systems	641,064	444,653
	2,105,260	1,620,113

Administrative Costs and Expenses
Research and Development	242,179	228,108
Selling, General and Administrative	676,167	525,650
Depreciation and Amortization	91,790	89,735
	1,010,136	843,493

TOTAL OPERATING EXPENSES	3,115,396	2,463,606

OPERATING INCOME	190,899	40,447

Other Income (Expense)
Interest Income	13,929	4,062
Interest Expense	(7,001)	(35,458)
Reorganization Expense	(14,631)	(8,250)
Other, net	152,085	25,505
	144,382	(14,141)

INCOME BEFORE INCOME TAX	335,281	26,306

INCOME TAX	36,881	3,000

NET INCOME	$298,400	$23,306

BASIC AND DILUTED EARNINGS PER SHARE	$0.03	$0.01

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended April 30,
	2005	2004

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,998,851	$4,113,196

Net cash used in operating activities	(1,184,492)	(757,649)

INVESTING ACTIVITIES
Increase in restricted cash		(75,217)
Withdrawals of restricted cash	60,818
Notes Receivable	320,000	(320,000)
Purchase of property and equipment	(101,562)	(137,231)
Net cash provided by (used in) investing activities	279,256	(532,448)

FINANCING ACTIVITIES
Sale of Stock	5,954
Repayment of borrowings	(24,066)	(67,063)
Dividends	(247,932)
Proceeds from Borrowing		24,821
Net cash used in financing activities	(266,044)	(42,242)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,171,280)	(1,332,339)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,827,571	$2,780,857

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for an interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and Subsidiaries (collectively, the “Company”), and the related notes, included with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005, previously filed with the Securities and Exchange Commission (from which the consolidated balance sheet at January 31, 2005, was derived). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2. Chapter 11 Filing

On February 28, 2005, the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”) confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of American Wagering, Inc. (“AWI”) and Leroy’s Horse & Sports Place, Inc. (“Leroy’s”). On March 11, 2005, (the “Effective Date”) AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

Although AWI and Leroy’s have formally emerged from the Chapter 11 proceedings as of March 11, 2005, the cases have not been “closed” by the Bankruptcy Court as several claims are in dispute. The cases will not be officially closed until each of these disputes has been resolved by the Bankruptcy Court. The following is a summary of the disputed claims and the potential impact on AWI and/or Leroy’s:

	AMOUNT	REASON
AWI	$65,664	Disputed because the claim amount has already been paid, the claim amount is not owed, or the claim should be subordinated pursuant to Section 510(b) of the Bankruptcy Code
Leroy’s	$258,064	Disputed because the claim amount has already been paid, the claim amount is not owed, or the claim amount is in error

The disputed claims noted above are immaterial to overall operations and will be paid from existing cash reserves if and when ordered by the Bankruptcy Court.

3. Reorganization Expenses

Reorganization expenses are charged to expense as incurred. The following table provides a breakdown of reorganization expenses.

	Three Months Ended April 30,
	2005	2004
United States Trustee (Bankruptcy Tax)	$6,250	$8,250
Legal Counsel for Company (Bankruptcy)	8,381
TOTAL	$14,631	$8,250

During the current quarter, the companies have reported $5,021 interest expense relating to the reorganization proceedings.

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

	Three Months Ended April 30,
	2005	2004

Net Income	$298,400	$23,306
Preferred stock dividends	(34,532)	(35,405)
Net income (loss), as adjusted	$263,868	$(12,099)

Basic weighted average shares outstanding	7,838,572	7,836,846
Diluted weighted average shares outstanding	7,981,923	7,836,846

The following factors were considered in determining the diluted weighted average shares outstanding:

Three Months Ended April 30, 2005: On April 30, 2005, the Company had 236,461 stock options outstanding (234,061 from the 2001 Stock Option Plan and 2,400 from the Director’s Stock Option Plan), of which 235,661 were exercisable. Exercise prices of these options ranged from a low of $0.12 to a high of $0.70; during the first quarter, the average market price of the Company’s common stock was $1.55. Diluted weighted average shares outstanding for the three months ended April 30, 2005 includes an additional 143,351 shares to account for the weighted average of the options outstanding.

Three Months Ended April 30, 2004: On April 30, 2004, the Company had 266,626 stock options outstanding (265,026 from the 2001 Stock Option Plan and 1,600 from the Director’s Stock Option Plan), of which 265,826 were exercisable. Exercise prices of these options ranged from a low of $0.12 to a high of $0.70; during the fiscal year, the average market price of the Company’s common stock was $0.52. Due to the net loss (as adjusted for preferred stock dividends) as noted above, all 265,826 exercisable options were excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

5. Stock Options

2001 Stock Option Plan.

OPTIONS

Balance at January 31, 2005	253,242
Issued
Exercised	(10,430)
Cancelled	(8,751)
Balance at April 30, 2005	234,061

▪	234,061 options are exercisable.
▪	Prices range from $0.40 to $0.70, with an average price of $0.61.
▪	Expiration dates range from August 9, 2006 to November 1, 2006.
▪	905,509 options are available for grant under the plan.

Director’s Stock Option Plan.

OPTIONS

Balance at January 31, 2005	2,400
Issued
Exercised
Cancelled
Balance at April 30, 2005	2,400

▪	1,600 options are exercisable.
▪	Prices range from $0.12 to $0.55, with an average price of $0.31.
▪	Expiration dates range from January 31, 2012 to January 31, 2015.
▪	17,600 options are available for grant under the plan.

Fair value method. The following table represents the Company’s proforma net income, in total and on a per share basis, using the alternative “fair value” approach described in SFAS 123 and 123R.

	Three Months Ended April 30,
	2005	2004

Net Income as Reported	$298,400	$23,306
Less: Total Stock Based Employee Compensation Expense Determined Under Fair-Value Based Method
Proforma Net Income	$298,400	$23,306

Net Income Per Share:
As reported	$0.03	$0.01
Proforma	$0.03	$0.01

6. Business Segments

The Company conducts its continuing operations through two primary business segments: Wagering and Systems.

Wagering. The wagering segment is comprised of Leroy’s, AWI Manufacturing, Inc. (“AWIM”), and AWI Gaming, Inc. (“AWIG”). Leroy’s owns and operates race and sports books throughout the state of Nevada. AWIM leases self-service race and sports wagering kiosks; at the present time, Leroy’s accounts for the bulk of AWIM’s revenues. AWIG is a newly formed division with no revenues or expenses in the current quarter.

Systems. The systems segment is comprised of CBS and Contest Sports Systems, Inc. (“CSS”). CBS designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. CSS leases contest-related self-service kiosks.

Results of operations. Amounts for prior periods, as presented below, have been reclassified to conform to the current period.

	Three Months Ended April 30,
	2005	2004

Wagering Revenue
Leroy’s	$2,188,813	$1,615,507
AWIM		8,700
	2,188,813	1,624,207
Systems Revenue
CBS	1,117,482	879,846

Total Revenue	$3,306,295	$2,504,053

	Three Months Ended April 30,
	2005	2004

Wagering Administrative Costs and Expenses
Selling, General and Administrative	$282,436	$239,530
Depreciation/Amortization	56,885	47,126
	339,321	286,656

Systems Administrative Costs and Expenses
Research and Development	242,179	228,108
Selling, General and Administrative	393,731	286,120
Depreciation/Amortization	34,905	42,609
	670,815	556,837

Total Administrative Costs and Expenses	$1,010,136	$843,493

	Three Months Ended April 30,
	2005	2004

Operating Income (Loss)
Wagering	$385,296	$148,260
Systems	(194,397)	(107,812)
Total Operating Income	$190,899	$40,448

	Three Months Ended April 30,
	2005	2004

Income Before Income Tax
Wagering Operating Income	$385,296	$148,260
Systems Operating (Loss)	(194,397)	(107,812)
Other Income (Expense) - Unallocated	144,382	(14,141)
Total Income Before Income Tax	$335,281	$26,307

	Three Months Ended April 30,
	2005	2004

Income Tax
Wagering	$42,383	$16,907
Systems	(21,384)	(12,294)
Unallocated	15,882	(1,613)
Total Income Tax	$36,881	$3,000

	Three Months Ended April 30,
	2005	2004

Net Income (Loss)
Wagering	$342,913	$131,353
Systems	(173,013)	(95,518)
Unallocated	128,500	(12,528)
Net Income	$298,400	$23,307

7. Litigation

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has recorded an allowance for the Racusin claim equal to the lower end of the estimated probable loss range and periodically revises this estimate as known facts and circumstances change. It is anticipated that this estimate will be revised in the second quarter of the fiscal year ended January 31, 2006, when stock is issued to Racusin pursuant to the Bankruptcy Appellate Panel decision and the terms of the settlement agreement.

8. Regulatory Matters

The scope of the Company’s licensed race and sports books operation in Nevada is limited by regulation and statute (as well as certain federal, county and location laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon the Company’s wagering operations.

Item 2. Management’s Discussion and Analysis

Forward Looking Statements. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information contained herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the Company’s ability to secure external sources of financing on acceptable terms; the Company’s ability to control operating expenses; increased competition in the race and sports business; a decline in public acceptance of wagering; the limitation, conditioning, or suspension of any of the Company’s licenses; a decline in the general economy; and other factors described in our filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and the Company’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Definitions. For the purposes of this discussion and analysis, the following terms shall have the following meanings:

“The Company” shall mean American Wagering, Inc. and its subsidiaries.

“AWI” shall mean American Wagering, Inc.

“AWIG” shall mean AWI Gaming, Inc., a wholly owned subsidiary of the Company.

“AWIM” shall mean AWI Manufacturing, Inc. a wholly owned subsidiary of the Company.

“CBS” shall mean Computerized Bookmaking Systems, Inc., a wholly owned subsidiary of the Company.

“CSS” shall mean Contest Sports Systems, Inc., a wholly owned subsidiary of CBS.

“Leroy’s” shall mean Leroy’s Horse & Sports Place, Inc., a wholly owned subsidiary of the Company.

Overview. The Company’s primary operating strategies for the foreseeable future are to focus on its core businesses relating to the race and sports industry, and to grow the Company through the acquisition/operation of small hotel/casino properties. In regards to Leroy’s, the Company intends to continue operating its existing books, adding new books where and when agreements are made, and continuing to become more efficient in order to reduce expenses. In regards to CBS, the Company intends to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regards to AWIM, the Company intends to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. In regards to CSS, the Company intends to continue developing the contest-related kiosk and marketing the kiosk to non-Leroy’s locations. In regards to AWIG, the Company intends to acquire and operate small hotel/casino properties. The Company has implemented and is continuing to initiate other cost cutting measures.

Management believes that the Company will be able to satisfy its operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. The Company plans to accumulate cash liquidity to fund the purchase of kiosks, seasonality of sports betting, timing of system sales, etc.

Key developments.

▪	AWI and Leroy’s formally emerged from the Chapter 11 bankruptcy process on March 11, 2005.

▪
The Bankruptcy Appellate Panel (the “BAP”) ruled in the Company’s favor and determined that the Racusin claim should be subordinated pursuant to Section 510(b) of the Bankruptcy Code. As a result of this ruling and the settlement agreement with Racusin, the Racusin claim will be paid via the issuance of 250,000 shares of the Company’s common stock rather than $2.8 million in cash. This result is subject to change as Racusin has filed notice of his intent to appeal the BAP decision to the 9th Circuit. Consequently, a final decision regarding this matter could be delayed by 12 to 36 months.

▪
Formed a new division, AWI Gaming, Inc. The purpose of AWIG is to initially explore opportunities in the rural Nevada hotel and casino market, however any well-regulated casino market world-wide is of interest providing that the property meets the Company’s key criteria of local demographics, projected Return on Invested Capital, total capital expenditures, location, size of project, etc. AWIG’s mission is to become the market leader in operating smaller hotel/casino properties serving the needs of local residents.

▪
Leroy’s experienced its best first quarter in its history. Sports handle (the total amount wagered) increased $766,000 (+3.6%) from the first quarter of last year, while sports win increased $502,000 (+33.2%) from the first quarter of last year. These figures include the professional football championship game, held in February of 2005, where handle increased $163,000 (+6.0%) and win increased $85,000 (+22.5%) over the previous professional football championship game.

▪
On January 28, 2005, Leroy’s increased from 3 pari-mutuel race books to 6 with the addition of pari-mutuel operations at the Avi Hotel & Casino in Laughlin, Nevada, the Silver Club Hotel & Casino in Sparks, Nevada and the Silver Nugget Casino in North Las Vegas, Nevada. As a result of operating these new books for the full quarter, pari-mutuel race handle increased $333,000 (+61.88%) and pari-mutuel race win increased $66,000 (+59.0%) over the first quarter of last year.

▪	In March, we installed the first 64-bit Hewlett-Packard Alpha race/sports system at the Aladdin Hotel & Casino in Las Vegas, Nevada.

▪	In April, we installed a new race/sports system at Wynn Las Vegas in Las Vegas, Nevada (also based on the 64-bit Hewlett-Packard Alpha).

▪	In February, we installed a new race/sports system at Jerry’s Nugget Casino in North Las Vegas, Nevada.

▪	In March and April, we installed new handicapping software and oversaw contests at Harrah’s Hotel and Casino in Reno, Nevada and at various Coast Casino properties in Las Vegas, Nevada.

Liquidity and capital resources. As previously discussed, on July 25, 2003, (the “Petition Date”) AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Northern Division in Reno, Nevada (the “Bankruptcy Court”). The Company’s other subsidiaries were not directly involved in the bankruptcy proceedings.

On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s.

On March 11, 2005, (the “Effective Date”) AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

As of the Effective Date, AWI and Leroy’s have made the following cash payments pursuant to the terms and conditions of the Plan:

CATEGORY	GROSS	INTEREST	TOTAL	BALANCE
AWI General Creditors	$90,201	$1,664	$91,865
Leroy’s General Creditors	69,815	1,288	71,103
Las Vegas Gaming, Inc.	660,000		660,000	$340,000	*
Preferred Shareholders	224,264	1,977	226,241
Total Payments	$1,044,280	$4,929	$1,049,209	$340,000
_________
*
The remaining balance due to Las Vegas Gaming, Inc. has been converted to a long-term note payable (reported on the Consolidated Balance Sheets as “Long-Term Debt”). The balance is payable in 24 equal monthly payments, plus interest at 6% per annum, beginning April 1, 2005. The Company is current with all payments due pursuant to this note.

Although AWI and Leroy’s have formally emerged from the Chapter 11 proceedings as of March 11, 2005, the cases have not been “closed” by the Bankruptcy Court as several claims are being disputed. The bankruptcy cases will not be officially closed until each of these disputes has been resolved by the Bankruptcy Court. These disputed claims are immaterial to the overall operation of the Company and will be paid from existing cash reserves if and when ordered by the Bankruptcy Court.

From the Petition Date to the Effective Date, preferred stock dividends were not paid. As noted above, however, all accrued preferred stock dividends, plus interest at the Federal Judgment Rate, were paid on the Effective Date.

Nevada Gaming Commission Regulation 22.040 requires the Company have reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; at April 30, 2005, the Regulation 22.040 Reserve Requirement was $2,200,000. To meet the Regulation’s requirements, the Company obtained two (2) Irrevocable Standby Letters of Credit (“ILOC”) from U.S. Bank in the amount of $1,100,000 each (for a total of $2,200,000). The first ILOC is secured by a $1,100,000 Certificate of Deposit (“CD”) held by U.S. Bank; this CD is classified in the Company’s balance sheet as restricted cash. The second ILOC is secured by a $1,500,000 second mortgage on the personal residence of Victor Salerno, the Company’s President, Chief Executive Officer and Board Chairman. In exchange for providing the collateral for the second ILOC, Mr. Salerno has been compensated as follows:

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

On February 6, 2005, the required Regulation 22.040 reserve was $2,205,721 as a result of wagering activity on the professional football championship game; accordingly, the reserve maintained by the Company ($2,200,000) was under-funded by $5,721. On February 7, 2005, however, the required Regulation 22.040 reserve had dropped to $1,484,700, or was over-funded by $715,300. Due to the deficiency in the reserve on February 6, 2005, the Gaming Control Board may require the Company to increase the total reserve at the next renewal period (July 1, 2005) in order to ensure a sufficient reserve in the future. An inability to increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts and a reduction in handle (total amount wagered).

Effective September 1, 2005, the Company will replace the ILOC’s with new surety bonds issued by St. Paul Travelers in the amount of $2.4 million; these surety bonds will be collateralized by $1.2 million in an interest-bearing account maintained at Smith Barney. In conjunction with this transaction, Mr. Salerno will be paid $8,750 to continue providing collateral for the U.S. Bank ILOC’s for the period July 1, 2005 through August 31, 2005.

The Company does not have any off balance sheet financing arrangements and/or liabilities.

Results of Operations - Three Months Ended April 30, 2005 and 2004. The Company reports its results of operations through two operating segments: Wagering (Leroy’s, AWIM and AWIG) and Systems (CBS and CSS). Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by management in allocating resources and assessing performance of the segments.

	Three Months Ended April 30,
	2005	2004	$ CHANGE	% CHANGE

Revenue	$3,306,295	$2,504,052	+802,243	+32%
Costs and Expenses	3,115,396	2,463,606	+651,790	+26%
Operating Income	190,900	40,447	+150,453	+372%
Other Income (Expense)	144,381	(14,141)	+158,522	+1,121%
Income Before Income Taxes	335,281	26,306	+308,975	+1,175%
Income Tax Expense	36,881	3,000	+33,881	+1,129%
Net Income	$298,400	$23,306	+275,094	+1,180%

Revenues for the quarter ending April 30, 2005 increased $802,243 (+32%) from revenues for the quarter ending April 30, 2004. The increase is attributed to an increase in wagering segment revenues of $564,606 (+34%) and an increase in systems segment revenues of $237,636 (+27%).

Costs and expenses for the quarter ending April 30, 2005 increased $651,790 (+26%) from costs and expenses for the quarter ending April 30, 2004. The increase is attributed to an increase in wagering segment costs and expenses of $327,569 (+22%) and an increase in systems segment costs and expenses of $324,221 (+32%).

As a result of revenues increasing at a faster rate than costs and expenses (+32% for revenues versus +26% for costs and expenses), the operating income for the quarter ending April 30, 2005 increased $150,453 (+372%) from operating income for the quarter ending April 30, 2004.

Other income (expense) for the quarter ending April 30, 2005 increased $158,522 (+1,121%) from other income (expense) for the quarter ending April 30, 2004 due primarily to increases in building rental income (+196%) and interest income (+243%) and a decrease in interest expense (-80%).

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

Accounting for income taxes: In assessing when to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. An impairment loss is recognized if management determines that all or a portion of the deferred tax asset will not be realized.

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

Recently issued accounting pronouncements. In November 2004, the FASB issued Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for periods beginning after December 15, 2005. Accordingly, the Company will adopt this revised SFAS effective the first quarter of fiscal year 2007 (beginning February 1, 2006). The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. However, the adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect to enter into any material transactions that would be affected by adopting SFAS 153.

Item 3. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2005. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Victor Salerno, and the Company’s Chief Financial Officer, Mr. Timothy Lockinger. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 14, 2005, the 9th Circuit Court of Appeals (the “9th Circuit”) reversed the district court regarding prejudgment interest. As a result, Racusin was to receive an additional $1,383,036.15 in prejudgment interest. On April 14, 2005, the Bankruptcy Appellate Panel (the “BAP”) for the 9th Circuit issued its decision reversing the bankruptcy court and ruling that the debt owed to Racusin is subordinated pursuant to the provisions of Section 510(b) of the U.S. Bankruptcy Code.

As a result of these two rulings combined, and in accordance with the provisions of the Racusin Agreement, the debt to Racusin, if not altered by further court rulings, will be paid in the form of 250,000 shares of the Company’s common stock rather than $2.8 million in cash. Racusin, however, has filed notice of his intent to appeal the BAP decision to the 9th Circuit. Consequently, a final decision regarding this matter could be delayed by 12 to 36 months.

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

In addition, a subsidiary of the Company has entered into an employment agreement with Racusin. Pursuant to the terms of the agreement, Racusin is paid $10,000 per month in the form of employment compensation. This employment agreement will terminate on September 30, 2005.

The Company has previously recorded $1,972,249 (including accrued interest) as a litigation liability in regards to this matter. The Company does not intend to eliminate this amount until such time as the shares have been issued. However, this amount has been reduced by $300,000 to reflect the loan/payment noted above.

Las Vegas Gaming, Inc. (previously Imagineering Systems, Inc.)

On February 20, 2004, the Company entered into a settlement agreement (the “LVGI Agreement”) with Las Vegas Gaming, Inc. (“LVGI”). A full and complete copy of the Agreement may be found attached to the Form 8-K filed with the SEC on February 26, 2004.

Pursuant to the terms and conditions of the LVGI Agreement, LVGI has agreed to accept a reduced amount of $1,000,000 in full satisfaction and release of the judgment. On January 11, 2005, the Company paid LVGI the sum of $340,000 towards the debt. On March 11, 2005, the Company paid LVGI the sum of $320,000 towards the debt. The remaining balance of $340,000 will be paid in 24 monthly installments beginning April 1, 2005 pursuant to the amortization schedule attached to the LVGI Agreement; the Company is current with all payments due to LVGI.

Jean Development Co., et.al.

On December 14, 2004, the Company entered into a settlement agreement (the “Jean Agreement”) with Jean Development Company, Jean Development West and Railroad Pass Investment Group. Pursuant to the terms and conditions of the Jean Agreement, on March 11, 2005, the Company paid a total of $76,383.86 in full satisfaction and release of the debt.

Other

The Company is not a party to any other material pending legal proceeding nor, to the Company’s knowledge, is any other material legal proceeding threatened against it or any of its subsidiaries. The Company maintains insurance coverage, including property, workers compensation and general liability insurance, which it considers adequate for the size of the Company and the nature of its business. Except as otherwise noted, management does not believe the outcome of the above-described proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company has adopted a Code of Business Conduct and Ethics for financial executives, which includes the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics for Financial Executives is attached hereto, and incorporated herein by reference, at Exhibit 14.1.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

14.1	Code of Business Conduct and Ethics for financial executives as required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: June 14, 2005

/s/ Timothy F. Lockinger
Timothy F. Lockinger Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)