Form 10QSB
period 2005-07-31
AMERICAN WAGERING INC
filed 2005-09-14
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,206,561 shares of Common Stock as of September 8, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I – Financial Information

Item 1.	Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2005 (Unaudited)	January 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,371,129	$3,998,851
Restricted Cash	1,157,475	1,238,159
Accounts Receivable, net of doubtful accounts allowance	189,487	108,720
Notes Receivable		620,000
Inventories	582,613	348,755
Deferred Tax Assets, net	385,481	440,481
Prepaid Expenses and Other Current Assets	421,372	419,434

TOTAL CURRENT ASSETS	5,107,557	7,174,400
Property and Equipment, net	1,763,018	1,685,932
Goodwill	103,725	103,725
Other Assets	454,772	322,209

TOTAL ASSETS	$7,429,072	$9,286,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$205,286	$35,473
Accounts Payable	531,026	676,232
Accrued Expenses	856,746	1,035,750
Accrued Preferred Stock Dividends		213,400
Unpaid Winning Tickets	482,224	801,074
Customer Deposits and Other Current Liabilities	584,653	1,036,786

TOTAL CURRENT LIABILITIES	2,659,935	3,798,715

LONG-TERM DEBT, less current portion	188,919	93,766
LVGI LITIGATION PAYABLE		788,061
RACUSIN LITIGATION PAYABLE		1,972,249
OTHER LONG-TERM LIABILITIES	1,479,655	1,643,385

TOTAL LONG-TERM LIABILITIES	1,668,574	4,497,461

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

TOTAL LIABILITIES	4,652,309	8,619,976

STOCKHOLDERS’ EQUITY
Series A Preferred Stock – 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,190,498 and 7,897,946 shares issued	81,905	78,979
Additional Paid-In Capital	14,105,481	12,738,889
Deficit	(12,175,530)	(12,916,485)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	2,776,763	666,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,429,072	$9,286,266

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,
	2005	2004
Revenues
Wagering	$1,449,300	$1,334,762
Systems	1,549,762	1,707,011

	2,999,062	3,041,773

Direct Costs
Wagering	1,301,499	1,161,875
Systems	597,801	771,443

	1,899,300	1,933,318

Administrative Costs and Expenses
Research and Development	245,273	234,497
Selling, General and Administrative	547,657	527,297
Depreciation and Amortization	95,448	90,737

	888,378	852,531

TOTAL OPERATING EXPENSES	2,787,678	2,785,849

OPERATING INCOME	211,384	255,924

Other Income (Expense)
Interest Income	14,811	4,521
Interest Expense	(6,906)	(34,133)
Reorganization Expense	(27,505)	(299,045)
Litigation	328,624	0
Other, net	35,494	25,226

	344,518	(303,431)

INCOME (LOSS) BEFORE INCOME TAX	555,902	(47,507)
INCOME TAX	43,119	0

NET INCOME (LOSS)	$512,783	$(47,507)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$.06	$(.01)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended July 31,
	2005	2004
Revenues
Wagering	$3,638,112	$2,958,968
Systems	2,667,245	2,586,857

	6,305,357	5,545,825

Direct Costs
Wagering	2,735,081	2,340,189
Systems	1,238,865	1,202,264

	3,973,946	3,542,453

Administrative Costs and Expenses
Research and Development	487,452	462,605
Selling, General and Administrative	1,203,057	1,063,925
Depreciation and Amortization	187,239	180,471

	1,877,748	1,707,001

TOTAL OPERATING EXPENSES	5,851,694	5,249,454

OPERATING INCOME	453,663	296,371

Other Income (Expense)
Interest Income	28,739	8,583
Interest Expense	(10,551)	(69,591)
Reorganization Expense	(45,492)	(307,295)
Litigation	328,624	0
Other, net	136,200	50,731

	437,520	(317,572)

INCOME (LOSS) BEFORE INCOME TAX	891,183	(21,201)
INCOME TAX	80,000	3,000

NET INCOME (LOSS)	$811,183	$(24,201)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$.09	$(.01)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2005	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,998,851	$4,113,196

Net cash used in operating activities	(1,425,120)	(888,136)

INVESTING ACTIVITIES
Increase in restricted cash		(70,966)
Withdrawals of restricted cash	80,684
Decrease (increase) in notes receivable	320,000	(320,000)
Purchase of property and equipment	(270,517)	(304,070)

Net cash provided by (used in) investing activities	130,167	(695,036)

FINANCING ACTIVITIES
Sale of stock	25,893
Repayment of borrowings	(75,034)	(97,328)
Proceeds from borrowings		46,095
Dividends on preferred stock	(70,228)
Payment of accrued preferred stock dividends	(213,400)

Net cash used in financing activities	(332,769)	(51,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,627,722)	(1,634,405)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,371,129	$2,478,791

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the current interim periods are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. and subsidiaries, and the related notes, included in the Annual Report on Form 10-KSB of American Wagering, Inc. (“AWI”) for the fiscal year ended January 31, 2005, previously filed with the Securities and Exchange Commission (from which consolidated balance sheet information of AWI and its subsidiaries (collectively, the “Company”) at January 31, 2005, included in this report, was derived). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2. Chapter 11 Filing

On February 28, 2005, the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s Horse & Sports Place, Inc. (“Leroy’s”). On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

The following table reconciles bankruptcy claims outstanding as of July 31, 2005, to those outstanding claims reported in Form 10-QSB as of April 30, 2005:

AWI
Outstanding Claims at April 30, 2005	$65,664
Disallowed by the Bankruptcy Court	(26,197)
Claim Settled by AWI	(39,467)	Settled for $8,000(1)

Outstanding Claims at July 31, 2005	$0

LEROY’S
Outstanding Claims at April 30, 2005	$258,064
Disallowed by the Bankruptcy Court	(226,975)
Claims Withdrawn by Vendor	(30,069)
Objection Withdrawn by Leroy’s	(1,020)	Paid on June 30, 2005

Outstanding Claims at July 31, 2005	$0

(1)	As this claim was disputed, it was not previously recorded by the Company. As such, there is no gain associated with this settlement.

On July 27, 2005, the Bankruptcy Court approved the motion of AWI and Leroy’s requesting the Bankruptcy Court to accept possession of certificates representing 250,000 shares of AWI’s common stock issued in the name of Michael Racusin pending ultimate resolution of the dispute. (The official order was entered on August 2, 2005.) In accordance with the April 14, 2005, ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”), AWI issued those shares pursuant to the Plan in satisfaction of the claim by Michael Racusin, d/b/a M. Racusin & Company (“Racusin”) in the AWI/Leroy’s Chapter 11 proceedings.

On May 13, 2005, Racusin filed with the United States Circuit Court of Appeals for the Ninth Circuit (the “9th Circuit”) a notice of appeal of the ruling by the BAP. The Company does not know when the 9th Circuit will make a decision on Racusin’s appeal, but believes that a decision before May 2006 is unlikely. The Company’s position is that even if the 9th Circuit overturns the BAP’s ruling, it should not materially affect the manner in which the Company has dealt with the Racusin matter. However, if the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock. The Company can not predict the outcome of Racusin’s appeal to the 9th Circuit.

As the resolution of the disputed claims and the issuance of AWI common stock to Racusin were the last open items in the Chapter 11 proceedings, management intends to file another motion with the Bankruptcy Court to close the proceedings as soon as possible.

3. Reorganization Expenses

Reorganization expenses are charged to expense as incurred. The following table provides a breakdown of reorganization expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
United States Trustee (Taxes)	$6,250	$8,250	$27,500	$8,750
Legal Counsel (Bankruptcy)	8,381	0	0	290,295

Total	$14,631	$8,250	$27,500	$299,045

During the first and second quarters, the Company has reported $5,021 and $27 in interest expense, respectively, relating to the reorganization proceedings.

4. Racusin Litigation Payable

As discussed in Note 2 above, AWI issued certificates representing 250,000 shares of common stock to Racusin on July 27, 2005 in satisfaction of his claim in the AWI/Leroy’s Chapter 11 proceedings. As a result of this transaction, outstanding common shares have been increased by 250,000, the Racusin litigation payable has been reduced to $0 (from $1,672,249), shareholders’ equity has been increased $1,343,625, and other income for the three and six months ended July 31, 2005 reflects an increase of $328,624.

On May 13, 2005, Racusin filed with the 9th Circuit a notice of appeal of the BAP’s ruling. The Company does not know when the 9th Circuit will make a decision on Racusin’s appeal, but believes that a decision before May 2006 is unlikely. The Company’s position is that even if the 9th Circuit overturns the BAP’s ruling, it should not materially affect the manner in which the Company has dealt with the Racusin liability. However, if the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of the shares. The Company can not predict the outcome of Racusin’s appeal.

5. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Except in loss years when to do so would be anti-dilutive, diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconcile net income (loss) and weighted average shares outstanding used to calculate basic and diluted income (loss) per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net Income (Loss)	$512,783	$(47,507)	$811,183	$(24,200)
Preferred stock dividends	(35,696)	(35,405)	(70,228)	(71,597)

Net income (loss) as adjusted	$477,087	$(82,912)	$740,955	$(95,797)

Basic weighted average shares Outstanding	7,882,970	7,836,846	7,861,139	7,836,846

Diluted weighted average shares Outstanding	8,000,231	7,836,846	8,002,219	7,836,846

The following factors were considered in determining the diluted weighted average shares outstanding:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Stock Options Outstanding	451,515	266,262	451,515	266,262
Stock Options Exercisable	200,715	266,262	200,715	266,262
Exercise Price – Low	.12	.12	.12	.12
Exercise Price – High	1.80	.70	1.80	.70
Average Market Price	1.27	.61	1.27	.61
Net income (loss) as adjusted	$477,087	$(83,699)	$740,955	$(95,798)
Weighted average of the options outstanding (1)	24,293	0	17,387	0

(1)	Options are not included in the weighted average number of share outstanding if their effect is anti-dilutive or if the exercise price is greater than the market price.

6. Stock Options

2001 Stock Option Plan.

OPTIONS
Balance at January 31, 2005	253,242
Issued	250,000
Exercised	(42,552)
Cancelled	(11,575)

Balance at July 31, 2005	449,115

•	199,115 options are exercisable.

•	Prices range from $0.40 to $1.80, with an average price of $1.27.

•	Expiration dates range from August 9, 2006 to June 10, 2015.

•	646,758 options are available for grant under the plan.

Directors’ Stock Option Plan.

OPTIONS
Balance at January 31, 2005	2,400
Issued
Exercised
Cancelled

Balance at July 31, 2005	2,400

•	1,600 options are exercisable.

•	Prices range from $0.12 to $0.55, with an average price of $0.31.

•	Expiration dates range from January 31, 2012 to January 31, 2015.

•	17,600 options are available for grant under the plan.

Fair value method. The following table represents pro forma net income (loss) in total and on a per-share basis, using the alternative “fair value” approach described in Statement of Financial Accounting Standards (“SFAS”) No. 123.

	Six Months Ended July 31,
	2005	2004
Net Income (Loss) as Reported	$811,183	$(24,201)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method	103	66

Pro forma Net Income (Loss)	$811,080	$(24,267)

Net Income (Loss) Per Share:
As reported	$0.09	$(0.01)
Pro forma	$0.09	$(0.01)

7. Business Segments

The Company conducts operations through two primary business segments: Wagering and Systems.

Wagering. The Wagering segment is comprised of Leroy’s, AWI Manufacturing, Inc. (“AWIM”) and AWI Gaming, Inc. (“AWIG”). Leroy’s owns and operates race and sports books in the state of Nevada. AWIM leases self-service race and sports wagering kiosks; at the present time, Leroy’s accounts for the bulk of AWIM’s revenues. AWIG’s plans are to acquire hotel/casino operations; at the present time, AWIG has signed a definitive agreement to purchase Sturgeon’s Inn & Casino in Lovelock, Nevada upon licensure by the Nevada Gaming Commission.

Systems. The Systems segment is comprised of Computerized Bookmaking Systems, Inc. (“CBS”) and Contest Sports Systems, Inc. (“CSS”). CBS designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. CSS leases contest-related self-service kiosks.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Wagering Revenue
Leroy’s	$1,449,300	$1,334,761	$3,638,112	$2,958,968

	1,449,300	1,334,761	3,638,112	2,958,968

Systems Revenue
CBS	1,549,762	1,707,012	2,667,245	2,586,857

	1,549,762	1,707,012	2,667,245	2,586,857

Total Revenue	$2,999,062	$3,041,773	$6,305,357	$5,545,825

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Wagering Administrative Costs and Expenses
Direct Costs	$1,301,499	$1,161,875	$2,735,081	$2,340,189
Unallocated	235,407	238,441	548,455	488,948
Depreciation/Amortization	58,891	48,244	115,704	95,371

	1,595,797	1,448,560	3,399,240	2,924,508

Systems Administrative Costs and Expenses
Direct Costs	597,801	771,443	1,238,865	1,202,264
Research and Development	245,273	234,497	487,452	462,605
Unallocated	312,250	288,856	654,602	574,977
Depreciation/Amortization	36,557	42,493	71,535	85,100

	1,191,881	1,337,289	2,452,454	2,324,946

Total Administrative Costs and Expenses	$2,787,678	$2,785,849	$5,851,694	$5,249,454

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Operating Income (Loss)
Wagering	$(146,497)	$(113,799)	$238,872	$34,460
Systems	357,881	369,723	214,791	261,911

Total Operating Income (Loss)	$211,384	$255,924	$453,663	$296,371

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Income Before Income Tax
Wagering Operating Income	$(146,497)	$(113,799)	$238,872	$34,460
Systems Operating (Loss)	357,881	369,723	214,791	261,911
Other Income (Expense)	344,518	(303,431)	437,520	(317,572)

Total Income Before Income Tax	$555,902	$(47,507)	$891,183	$(21,201)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Income Tax
Wagering	$(11,363)	$0	$21,440	$(4,876)
Systems	27,759	0	19,280	(37,063)
Unallocated	26,723	0	39,280	44,939

Total Income Tax	$43,119	$0	$80,000	$3,000

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net Income (Loss)
Wagering	$(135,134)	$(113,799)	$217,432	$39,336
Systems	282,729	369,723	195,511	298,974
Unallocated	$365,188	$(303,431)	398,240	(362,511)

Net Income (Loss)	$512,783	$(47,507)	$811,183	$(24,201)

8. Litigation

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an allowance for claims equal to the lower end of the estimated probable loss range and periodically revises these estimates as known facts and circumstances change. As noted in Note 2 and Note 4 above, AWI has issued certificates representing 250,000 shares of common stock to Racusin in satisfaction of his claim and has reduced the Racusin litigation payable to $0. On May 13, 2005, Racusin filed a notice of appeal of the BAP’s ruling to the 9th Circuit. The Company does not know when the 9th Circuit will make a decision on Racusin’s appeal, but believes that a decision before May 2006 is unlikely. The Company’s position is that even if the 9th Circuit overturns the

BAP’s ruling, it should not materially affect the manner in which the Company has dealt with the Racusin liability. However, if the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock. The Company can not predict the outcome of Racusin’s appeal to the 9th Circuit.

9. Regulatory Matters

The scope of our licensed race and sports books operations in Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon our wagering operations.

10. Commitments

On June 17, 2005, AWI Gaming, Inc., a wholly owned subsidiary of AWI, entered into a definitive agreement to acquire Sturgeon’s Inn & Casino (“Sturgeon’s”), a privately-held, licensed and regulated gaming company located in Lovelock, Nevada, from Marlys A. Koehler as Trustee of the Koehler Family Trust and Log Cabin, Inc., a Nevada Corporation. The proposed acquisition of Sturgeon’s is contingent upon certain events, including approval and licensing by the Nevada Gaming Commission. The purchase price for Sturgeon’s is $1,800,000 of which $100,000 has been paid as a non-refundable deposit. The remaining $1,700,000 is due upon the closing date, no later than the last day of the month following approval and licensing by the Nevada Gaming Commission, if any.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements. Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and similar words and include all discussions about our ongoing or future plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them include, but are not limited to:

•	increased competition in the race and sports wagering business;

•	our ability to develop and refine products and technologies in a timely manner, and the market’s acceptance of them;

•	our ability to carry out our plans to grow the Company through the acquisition and operation of hotel/casino properties;

•	the possibility that the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) will overturn the favorable ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”) in the Racusin case;

•	the availability and adequacy of our cash flow to meet our requirements;

•	our ability to control our operating expenses;

•	our ability to secure external sources of financing on acceptable terms, including financing to implement our acquisition plans mentioned above;

•	changes or developments in laws, regulations or taxes affecting the race and sports wagering business;

•	economic, demographic, business and other conditions in our local and regional markets;

•	actions taken or not taken by third parties, such as our customers, competitors and vendors, as well as legislative, regulatory, judicial and other governmental authorities;

•	a decline in the public acceptance of wagering;

•	changes in our personnel or their compensation, including those resulting from changes in minimum wage requirements;

•	our ability to continue to meet the reserve requirements of the Nevada Gaming Commission;

•	our failure to obtain, delays in obtaining, or loss of, any licenses, permits or approvals, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals,

or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

•	other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs or travel concerns that may adversely affect the economy in general or the Nevada gaming industry in particular;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

•	other risk factors discussed elsewhere in this report.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Definitions. For the purposes of this report, the following terms have the following meanings:

“The Company” means American Wagering, Inc. and its subsidiaries collectively.

“AWI” means American Wagering, Inc.

“AWIG” means AWI Gaming, Inc., a wholly-owned subsidiary of AWI.

“AWIM” means AWI Manufacturing, Inc. a wholly-owned subsidiary of AWI.

“CBS” means Computerized Bookmaking Systems, Inc., a wholly-owned subsidiary AWI.

“CSS” means Contest Sports Systems, Inc., a wholly-owned subsidiary of CBS.

“Leroy’s” means Leroy’s Horse & Sports Place, Inc., a wholly-owned subsidiary of AWI.

Overview. Our primary operating strategies for the foreseeable future will be to focus on our core businesses relating to the race and sports industry and to grow the Company through the acquisition/operation of hotel/casino properties. In regard to Leroy’s, we intend to continue operating its existing race and sports books, add new books where and when we are able to secure agreements for them, and operate more efficiently in order to reduce expenses. In regard to CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regard to AWIM, we intend to continue developing self-service wagering kiosks, installing the kiosks in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosks to non-Leroy’s locations. In regard to CSS, we intend to continue developing contest-related kiosks and marketing the kiosks to non-Leroy’s locations. In regard to AWIG, we intend to acquire and operate hotel/casino properties if we are able to obtain the necessary financing on acceptable terms. In addition, we have implemented and are continuing to initiate other cost-cutting measures.

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. We plan to accumulate cash liquidity to fund the purchase of kiosks and to deal with the seasonality of sports betting, the uncertain timing of system sales, etc.

Key developments.

•	On July 27, 2005, the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) granted the motion of AWI and Leroy’s requesting the Bankruptcy Court to accept possession of 250,000 shares of AWI common stock issued in the name of Michael Racusin pursuant to the settlement agreement between the parties. As a result of the issuance of these shares, we reduced the Racusin judgment liability to $0 (zero), increased shareholders’ equity by $1,343,625, and recognized other income of $328,624. Racusin, though, is appealing the ruling that authorized this resolution of the judgment liability.

•	Leroy’s sports handle (the total amount wagered) increased 14.4% from the second quarter of last year while sports win increased 7.9%. These figures include the professional basketball championship series where handle increased 52.3% and win increased 76.2% over the previous year.

•	On May 1, 2005, Leroy’s instituted a player’s club to reward customers for their continued play at Leroy’s locations. By July 31st, the club had in excess of 700 members who, as a group, are wagering more than $500,000 (handle) per month. We expect the number of club members to grow during the third quarter when wagering on professional football is available.

•	During the current quarter, Leroy’s began the process of upgrading all of its point-of-sale terminals in order to take advantage of the latest technologies available. We expect the conversion from the older Probe terminals to the newer T-3 terminals to result in significant cost savings. Conversions were completed at the Carson Nugget Casino, Avi Hotel & Casino, Monte Lago Hotel & Casino and the Nevada Palace Hotel & Casino; all properties are expected to be completed by the end of the third quarter.

•	CBS continued converting its customers from the VAX hardware platform to the newer 64-bit hardware platform. During the quarter, the Coast Resorts system was converted to the HP Alpha system and the Riverside Hotel & Casino was converted to the HP Integrity system. Over the next several quarters, we expect the research and development expended on building the 64-bit system to bear fruit as each conversion is expected to result in immediate sales for CBS as well as increased monthly maintenance fees over the long-term.

•	CBS began the process of consolidating the Mandalay Resort Group properties into the MGM/Mirage system. The following properties were added to the MGM/Mirage system: Mandalay Bay, Edgewater, Colorado Bell, Circus Circus Reno, and Circus Circus Las Vegas. In addition, the properties were upgraded to the newer T-3 wagering terminals.

•	CBS continued its research and development efforts with the introduction of ten cent superfecta wagering on pari-mutuel horse racing events and the automatic generation of sports information sheets.

•	CBS oversaw the Hilton Reno Resort Handicapping Contest and the Gold Coast Summer Classic horse racing contests.

•	AWIG signed a definitive agreement to purchase Sturgeon’s Inn & Casino in Lovelock, Nevada and filed the gaming license application required to take control of the property. We cannot predict when the Nevada gaming regulators will complete their investigation and allow the transaction to close.

Liquidity and capital resources. In 2003, AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s. On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions. As of July 31, 2005, AWI and Leroy’s have made all payments required pursuant to the Plan (including the issuance of AWI common stock to Racusin) and have resolved all disputed claims; as such, AWI and Leroy’s intend to file a motion with the Bankruptcy Court to close the cases.

Nevada Gaming Commission Regulation 22.040 requires us to have reserves (cash, surety bonds, irrevocable standby letters of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. At July 31, 2005, the Regulation 22.040 reserve requirement was $1,100,000. To meet the requirement, we obtained an irrevocable standby letter of credit (“ILOC”) from a bank in the amount of $1,100,000. The ILOC was secured by a $1,500,000 second mortgage on the personal residence of Victor Salerno, our President, Chief Executive Officer, Chief Operating Officer and Chairman of the Board. In exchange for providing the collateral for the ILOC, we compensated Mr. Salerno as follows:

For the period July 1, 2003 through June 30, 2004:	$38,500
For the period July 1, 2004 through June 30, 2005:	$52,500
For the period July 1, 2005 through August 31, 2005	$8,750

The amounts that we paid to Mr. Salerno represent 3.5% of $1,100,000 for the first 12 months and 3.5% of $1,500,000 on an annual basis for the other 14 months. The difference in the rates is due to an inadvertent error on our part; for the first 12 months, we compensated Mr. Salerno based upon the amount of the ILOC ($1,100,000) rather than on the amount of his risk relative to the transaction ($1,500,000). We consider the payments to Mr. Salerno (3.5%) to be appropriate based on our borrowing rate, the level of risk associated with the transaction, and our prior history in paying for surety bonds.

We have purchased a $2.4 million surety bond from Travelers Casualty and Surety Company of America (“Travelers”) to replace the ILOC. The Travelers surety bond became effective on September 1, 2005 and is secured by $1.2 million in an interest-bearing account that we maintain with Smith Barney. On September 1, 2005, the ILOC was cancelled in its entirety and the collateral for the ILOC returned to Mr. Salerno; we do not anticipate any future payments to Mr. Salerno as a result of the Regulation 22.040 reserve requirement. We anticipate the Travelers surety bond will be sufficient to fully fund the Regulation 22.040 reserve requirement for the foreseeable future.

In the event we are unable to maintain the Regulation 22.040 reserve and/or satisfy any increased reserve requirement, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts and a reduction in our sports handle.

We do not have any off-balance sheet financing arrangements or liabilities.

Results of operations. We report our results of operations through two operating segments: Wagering (Leroy’s, AWIM and AWIG) and Systems (CBS and CSS). Although we take numerous factors into consideration, the operating income of each segment is a significant profitability measure that we use to allocate resources and assess performance of each segment.

Three Months Ended July 31:

	Three Months Ended July 31,
	2005	2004	$ CHANGE	% CHANGE
Revenue	$2,999,062	$3,041,773	$(42,711)	(1.41%)
Costs and Expenses	2,787,678	2,785,849	1,829	0.07%

Operating Income	211,384	255,924	(44,540)	(17.41%)
Other Income (Expense)	344,518	(303,431)	647,949	213.54%

Income Before Income Taxes	555,902	(47,507)	603,409	1,270.15%
Income Tax Expense	43,119	0	43,119	100.00%

Net Income	$512,783	$(47,507)	$560,290	1,179.39%

Revenues for the quarter ending July 31, 2005 decreased $42,711 (-1.41%) compared to the quarter ending July 31, 2004. We attribute this to an increase in Wagering segment revenues of $114,537 (+8.59%) and a decrease in Systems segment revenues of $157,248 (-9.22%).

Costs and expenses for the quarter ending July 31, 2005 increased $1,829 (+0.07%) from costs and expenses for the quarter ending July 31, 2004. We attribute this to an increase in Wagering segment costs and expenses of $139,624 (+12.02%), a decrease in Systems segment costs and expenses of $173,642 (-22.51%), an increase in research and development costs of $10,776 (+4.60%), an increase in selling, general & administrative expenses of $20,360 (+3.87%), and an increase in depreciation expense of $4,711 (+5.20%).

As a result of costs and expenses increasing at a faster rate than revenues (+0.07% for costs and expenses versus -1.41% for revenues), our operating income for the quarter ending July 31, 2005 decreased $44,540 (-37.48%) from operating income for the quarter ending July 31, 2004.

Other income (expense) for the quarter ending July 31, 2005 increased $603,409 (+1,270.15%) compared to the quarter ending July 31, 2004 due primarily to increases in interest income $10,290 (+227.58%), a decrease in interest expense $27,227 (-79.77%), an increase in income from litigation $328,624 (+100%), and recovery of $20,000 from a prior theft.

Six Months Ended July 31:

	Six Months Ended July 31,
	2005	2004	$ CHANGE	% CHANGE
Revenue	$6,305,357	$5,545,825	$759,532	13.70%
Costs and Expenses	5,851,694	5,249,454	602,240	11.48%

Operating Income	453,663	296,371	157,292	53.08%
Other Income (Expense)	437,520	(317,572)	755,092	237.77%

Income Before Income Taxes	891,183	(21,201)	912,384	4,303.70%
Income Tax Expense	80,000	3,000	77,000	2,566.67%

Net Income	$811,183	$(24,201)	$835,384	3,451.86%

Revenues for the six months ending July 31, 2005 increased $759,532 (+13.70%) compared to the six months ending July 31, 2004. We attribute this to an increase in Wagering segment revenues of $679,144 (+23.56%) and an increase in Systems segment revenues of $80,388 (+3.11%).

Costs and expenses for the six months ending July 31, 2005 increased $602,240 (+11.48%) from costs and expenses for the six months ending July 31, 2004. We attribute this to an increase in Wagering segment costs and expenses of $394,892 (+16.88%), an increase in Systems segment costs and expenses of $36,601 (+3.05%), an increase in research & development expense of $24,847 (+5.38%), an increase in selling, general & administrative expense of $139,132 (+22.74%) and an increase in depreciation expense of $6,768 (+3.78%).

As a result of revenues increasing at a faster rate than costs and expenses (+13.70% for revenues versus +11.48% for costs and expenses), our operating income for the six months ending July 31, 2005 increased $157,292 (+53.08%) from operating income for the six months ending July 31, 2004.

Other income (expense) for the six months ending July 31, 2005 increased $755,092 (+237.77%) compared to the six months ending July 31, 2004 due primarily to increases in interest income $17,535 (+204.31%), a decrease in interest expense $50,040 (-84.84%), a decrease in reorganizational expense $261,802 (-85.20%), and an increase in income from litigation $328,624 (+100.00%).

Critical accounting estimates and policies. Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that no matters that are the subject of such estimates are so highly uncertain, subjective, complex, or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. The following summarizes our policies and use of estimates.

Wagering: We record wagering revenues in compliance with the Nevada Revised Statutes and the Regulations of the Nevada Gaming Commission and State Gaming Control Board. For sports and non-pari-mutuel race, we use an accrual method under which we recognize the handle (total amount wagered) as revenue on the day the event occurs (rather than the day we accept the wager) and we reduce such revenue by the total amount owed to patrons with winning wagers. We then adjust upwardly this gross calculation (handle less payouts) to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel races, we record commission and breakage revenues when the wagers are settled, typically the same day as when the wagers are placed. Our other sources of revenue are relatively insignificant.

System – Software: We recognize software revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System – Hardware: We recognize hardware revenue (including any related installation revenue) upon installation of the hardware.

System – Maintenance: We negotiate maintenance agreements with our customers to provide for the long-term care of the software and hardware. Under the various maintenance agreements, a fixed sum is due to us at the beginning of each month regardless of whether the customer requires service during that month. We recognize maintenance revenue on the first day of each month for which the maintenance agreement is in place; we maintain an allowance for doubtful accounts for the non-realization of any such revenue.

System – Other: Our other sources of revenue are relatively insignificant and are typically recognized as performed.

Selling, General and Administrative Costs are charged to expense as incurred.

Accounting for long-lived assets: Our owned property and equipment are recorded at cost and depreciated to residual values over their estimated useful lives under the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The estimated useful life of our equipment generally ranges from 3 to 10 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize an impairment loss if the carrying amount of the asset is not recoverable from its undiscounted cash flows; the impairment is measured as the difference between the carrying amount and fair value of the asset.

Accounting for income taxes: In assessing when to realize deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. We will recognize an impairment loss if we determine that all or a portion of the deferred tax asset will not be realized.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and reported amounts of revenues and expenses during the reported period. Our actual results could differ from those estimates.

Recently issued accounting pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires us to recognize the grant-date fair value of stock options in our statement of operations. In addition, we will be required to calculate this compensation using the fair value-based method, versus the intrinsic value method previously allowed under Opinion No. 25 of the Accounting Principles Board (“APB”). This revision is effective for us for periods beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R as of the first quarter of fiscal year 2007 (beginning February 1, 2006). We are currently evaluating how to adopt SFAS No. 123R, and we have not yet determined the method we will use to value stock options. However, we do not expect the adoption of SFAS No. 123R to have a material effect on our results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any material transactions that would be affected by SFAS No. 153.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No.

154, which may be material to our results of operations in the first quarter of fiscal year 2007 (beginning February 1, 2006) and thereafter.

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Racusin

On July 27, 2005, the Bankruptcy Court granted the motion of AWI and Leroy’s requesting the Bankruptcy Court accept possession of 250,000 shares of AWI’s common stock issued in the name of Michael Racusin. (The Bankruptcy Court order was entered on August 2, 2005.) In accordance with the April 14, 2005 ruling by the BAP, we issued those shares pursuant to the Plan of Reorganization in satisfaction of the claim by Racusin in the AWI/Leroy’s Chapter 11 proceedings.

Prior to our issuance of the shares, we had recorded a litigation judgment payable to Racusin in the amount of $1,672,249. As a result of the BAP’s ruling and the issuance of the shares, we have reduced the litigation judgment payable to $0, recorded a $1,343,625 increase in shareholders’ equity and “other income” in the amount of $328,624, all during the quarter ended July 31, 2005.

On May 13, 2005, Racusin filed with the 9th Circuit a notice of appeal of the BAP’s ruling. We do not know when the 9th Circuit will make a decision on Racusin’s appeal, but we believe that a decision before May 2006 is unlikely. Our position is that even if the 9th Circuit overturns the BAP’s ruling, it should not materially affect the manner in which we have dealt with the Racusin liability, as described above. However, if the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock. We can not predict the outcome of Racusin’s appeal to the 9th Circuit.

Other

We are not a party to any other material pending legal proceedings nor, to our knowledge, are any other material legal proceedings threatened against us or our subsidiaries. We maintain insurance coverage, including property, workers compensation and general liability insurance, which we consider adequate for our size and the nature of our business. Except in the event of an adverse decision by the 9th Circuit in the appeal by Racusin, we do not believe the outcome of the above-described matters will have a material effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

AWI held its Annual Meeting of Shareholders on August 30, 2005. Two propositions were voted on at this meeting: (1) The election of six directors to hold office until the next Annual Meeting of Shareholders (or until their successors are duly elected and qualified); and (2) Ratification of our selection of independent auditors (Piercy Bowler Taylor & Kern).

The following table sets forth the nominees for director and the “Votes For” and the “Votes Withheld” with respect to each such nominee:

NOMINEE	Votes For	Votes Withheld
Victor J. Salerno	7,020,561	255,199
Timothy F. Lockinger	7,022,561	253,199
W. Larry Swecker	7,033,641	242,119
Judith L. Zimbelmann	7,022,561	253,199
Bruce Dewing	7,022,461	253,299
Robert R. Barengo	7,081,770	193,990

The following table sets for the “Votes For,” “Votes Withheld,” and “Votes Abstained” with respect to ratification of Piercy Bowler Taylor & Kern as our independent auditors:

	For	Against	Abstained
Ratification of Piercy Bowler Taylor & Kern as AWI’s independent auditors	7,262,665	5,480	7,615

(There were no broker non-votes in regards to proposition 2.)

Item 5.	Other Information.

Following the Annual Meeting of Shareholders on August 30, 2005, AWI’s Board of Directors made the following appointments to various board committees:

Audit Committee.

W. Larry Swecker, Chairman

Robert R. Barengo, Member

The Board of Directors has determined that each of Messrs. Swecker and Barengo meets the audit committee independence criteria prescribed by NASDAQ. In addition, the Board of Directors has determined that Mr. Swecker qualifies as an audit committee financial expert, as defined by the SEC’s rules.

Compensation Committee.

W. Larry Swecker, Chairman

Robert R. Barengo, Member

Compliance Committee.

S. Barton Jacka, Chairman (non-Director)

W. Larry Swecker, Member

Raymond O. Kegler, Member (non-Director)

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1*	By-Laws of American Wagering, Inc., including amendments (see Exhibit 3.1 to Form 8-K filed August 31, 2005, SEC File No. 000-20685)

10.1(A)	Executive Employment Agreement between AWI and Victor J. Salerno, dated June 28, 2002

10.2(A)	Executive Employment Agreement between AWI and Timothy F. Lockinger, dated June 28, 2002

10.3*(A)	Executive Employment Agreement between AWI and Bruce Dewing, dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)

10.4*	Purchase and Sale Agreement between Marlys A. Kohler-Berry as Trustee of the Kohler Family Trust and Log Cabin, Inc., as sellers, and AWIG, as buyer, dated June 2005 (see Exhibit 10.1 to Form 8-K filed June 21, 2005, SEC File No. 000-20685)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*	These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

(A)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: September 14, 2005

/s/ Timothy F. Lockinger
Timothy F. Lockinger Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)