Form 10QSB
period 2005-10-31
AMERICAN WAGERING INC
filed 2005-12-15
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2005

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,218,456 shares of Common Stock as of December 8, 2005

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

ITEM		PAGE

1	Legal Proceedings	20

2	Unregistered Sales of Equity Securities and Use of Proceeds	20

3	Defaults Upon Senior Securities	20

4	Submission of Matters to a Vote of Security Holders	20

5	Other Information	20

6	Exhibits	20

Part I – Financial Information

Item 1.	Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2005 (Unaudited)	January 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,686,278	$3,998,851
Restricted Cash	1,290,746	1,238,159
Accounts Receivable, net of doubtful accounts allowance	275,863	108,720
Notes Receivable		620,000
Inventories	855,624	348,755
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	508,985	419,434

TOTAL CURRENT ASSETS	6,057,977	7,174,400
Property and Equipment, net	1,935,596	1,685,932
Goodwill	103,725	103,725
Other Assets	301,730	322,209

TOTAL ASSETS	$8,399,028	$9,286,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$209,845	$35,473
Accounts Payable	519,253	516,016
Accrued Expenses	1,057,296	548,223
Unpaid Winning Tickets	1,173,778	801,074
Customer Deposits and Other Current Liabilities	855,167	1,036,786

TOTAL CURRENT LIABILITIES	3,815,339	2,937,572

Accounts Payable		160,216
Accrued Payroll		4,950
Accrued Expenses		482,577
Litigation Payable, including accrued interest		2,760,310
Accrued Preferred Stock Dividends		213,400
Redeemable Series A Preferred Stock (3,238 Shares)		323,800

TOTAL SUBJECT TO COMPROMISE		3,945,253

LONG-TERM DEBT, less current portion	181,440	93,766
OTHER LONG-TERM LIABILITIES	1,397,779	1,643,385

TOTAL LONG-TERM LIABILITIES	1,579,219	1,737,151

Redeemable Series A Preferred Stock (3,238 shares)	323,800

TOTAL LIABILITIES	5,718,358	8,619,976

STOCKHOLDERS’ EQUITY
Series A Preferred Stock – 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,212,471 and 7,897,946 shares issued	82,124	78,979
Additional Paid-In Capital	14,117,807	12,738,889
Deficit	(12,284,168)	(12,916,485)
Treasury Stock (61,100 shares)	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	2,680,670	666,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,399,028	$9,286,266

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31,
	2005	2004
Revenues
Wagering	$2,216,385	$1,374,570
Systems	1,159,596	1,005,572

	3,375,981	2,380,142

Direct Costs
Wagering	1,710,177	1,522,969
Systems	620,303	537,769

	2,330,480	2,060,738

Administrative Costs and Expenses
Research and Development	262,553	241,495
Selling, General and Administrative	822,038	565,039
Depreciation and Amortization	105,899	95,846

	1,190,490	902,380

TOTAL OPERATING COSTS AND EXPENSES	3,520,970	2,963,118

OPERATING LOSS	(144,989)	(582,976)

Other Income (Expense)
Interest Income	12,051	1,107
Interest Expense	(6,078)	(33,458)
Reorganization Expense	(1,357)	(147,724)
Other, net	4,431	22,659

	9,047	(157,416)

LOSS BEFORE INCOME TAX BENEFIT	(135,942)	(740,392)
INCOME TAX BENEFIT	(63,000)

NET LOSS	($72,942)	($740,392)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	($0.01)	($0.09)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2005	2004
Revenues
Wagering	$5,855,417	$4,333,538
Systems	3,826,841	3,592,429

	9,682,258	7,925,967

Direct Costs
Wagering	4,447,102	3,863,158
Systems	1,859,169	1,740,033

	6,306,271	5,603,191

Administrative Costs and Expenses
Research and Development	750,005	704,100
Selling, General and Administrative	2,024,173	1,628,964
Depreciation and Amortization	293,138	276,317

	3,067,316	2,609,381

TOTAL OPERATING COSTS AND EXPENSES	9,373,587	8,212,572

OPERATING INCOME (LOSS)	308,671	(286,605)

Other Income (Expense)
Interest Income	40,791	9,690
Interest Expense	(19,985)	(103,049)
Reorganization Expense	(43,493)	(455,019)
Litigation	328,624
Other, net	140,633	73,391

	446,570	(474,987)

INCOME (LOSS) BEFORE INCOME TAX	755,241	(761,592)
INCOME TAX	17,000	3,000

NET INCOME (LOSS)	$738,241	($764,592)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.08	($0.11)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2005	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,998,851	$4,113,196

Net cash provided (used) in operating activities	(648,096)	501,554

INVESTING ACTIVITIES
Increase in restricted cash	(52,587)	(106,333)
Withdrawals of restricted cash
Decrease (increase) in notes receivable	320,000	(620,000)
Purchase of property and equipment	(513,145)	(660,112)

Net cash used in investing activities	(245,732)	(1,386,445)

FINANCING ACTIVITIES
Sale of stock	38,438
Repayment of borrowings	(137,859)	(106,889)
Proceeds from borrowings
Current dividends on preferred stock	(105,924)
Payment of preferred stock dividends in arrears	(213,400)

Net cash used in financing activities	(418,745)	(106,889)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,312,573)	(991,780)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,686,278	$3,121,416

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (“AWI”) and Subsidiaries, and the related notes, included in the Annual Report on Form 10-KSB of AWI for the fiscal year ended January 31, 2005, previously filed with the Securities and Exchange Commission (from which consolidated balance sheet information of AWI and its Subsidiaries (collectively, the “Company”) at January 31, 2005, included in this report, was derived). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2. Chapter 11 Filing

On September 26, 2005, the United States Bankruptcy Court for the District of Nevada issued an order closing the Chapter 11 cases of AWI and its wholly-owned subsidiary, Leroy’s Horse Sports Place, Inc. (“Leroy’s”). All required distributions have been made. However, the appeal by Michael Racusin to the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”), of the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”), remains pending.

3. Reorganization Expenses

Reorganization expenses were charged to expense as incurred. The following table provides a breakdown of reorganization expenses (recoveries).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
United States Trustee (Taxes)	$11,750		$45,500	$17,000
Legal Counsel (Bankruptcy)	(10,393)	$147,724	(2,007)	438,019

Total	$1,357	$147,724	$43,493	$455,019

During the period, the Company reported $5,021 in interest expense in the first quarter, $27 in interest expense in the second quarter and $0 in interest expense in the third quarter, all relating to the reorganization proceedings.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net Income (Loss)	($72,942)	($740,392)	$738,341	($761,592)
Preferred stock dividends	(35,696)	(36,192)	(105,924)	(107,789)

Net income (loss) as adjusted	($108,638)	($776,584)	$632,417	($869,381)

Basic weighted average shares Outstanding	7,956,104	7,836,846	7,956,104	7,836,846

Diluted weighted average shares Outstanding	7,956,104	7,836,846	7,997,881	7,836,846

The following factors were considered in determining the diluted weighted average shares outstanding:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Stock Options Outstanding	834,760	260,669	834,760	260,669
Stock Options Exercisable	176,360	257,869	176,360	257,869
Exercise Price – Low	$0.12	$0.12	$0.12	$0.12
Exercise Price – High	$2.00	$0.70	$2.00	$0.70
Average Market Price	$1.59	$0.44	$1.65	$0.37
Net income (loss) as adjusted	$(108,638)	$(776,584)	$632,417	$(869,381)
Diluted weighted average of the options outstanding (1)	114,597	1,350	135,276	651
Anti-dilutive weighted average excluded (1)	511,644	256,354	220,041	265,480

(1)	Options are not included in the weighted average number of share outstanding if their effect is anti-dilutive or if the exercise price is greater than the market price.

5. Stock Options

2001 Stock Option Plan.

OPTIONS
Balance at January 31, 2005	253,242
Issued	650,000
Exercised	(64,525)
Cancelled	(13,957)

Balance at October 31, 2005	824,760

•	174,760 options are exercisable.

•	Prices range from $0.40 to $2.00, with an average price of $1.65.

•	Expiration dates range from August 9, 2006 to June 10, 2015.

•	260,715 options are available for grant under the plan.

Directors’ Stock Option Plan.

OPTIONS
Balance at January 31, 2005	2,400
Issued	7,600
Exercised
Cancelled

Balance at October 31, 2005	10,000

•	1,600 options are exercisable.

•	Prices range from $0.12 to $2.00, with an average price of $1.59.

•	Expiration dates range from January 31, 2012 to August 31, 2015.

•	10,000 options are available for grant under the plan.

Fair value method. The following table represents pro forma net income (loss) in total and on a per-share basis, using the alternative “fair value” approach described in Statement of Financial Accounting Standards (“SFAS”) No. 123.

	Nine Months Ended October 31,
	2005	2004
Net Income (Loss) as Reported	$738,241	($764,592)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method	(188)	(145)

Pro forma Net Income (Loss)	$738,053	($764,737)

Net Income (Loss) Per Share:
As reported	$0.08	($0.11)
Pro forma	$0.08	($0.11)

6. Business Segments

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Leroy’s (Wagering Revenue)	$2,216,385	$1,374,570	$5,855,417	$4,333,538
CBS (Systems Revenue)	$1,159,596	$1,005,572	$3,826,841	$3,592,429

Total Revenue	$3,375,981	$2,380,142	$9,682,258	$7,925,967

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Wagering Administrative Costs and Expenses
Direct Costs	$1,710,177	$1,522,969	$4,447,102	$3,863,158
Unallocated	429,644	253,740	977,176	742,688
Depreciation/Amortization	66,114	50,410	181,817	145,781

	2,205,935	1,827,119	5,606,095	4,751,627

Systems Administrative Costs and Expenses
Direct Costs	620,303	537,769	1,859,168	1,740,033
Research and Development	262,553	241,495	750,005	704,100
Unallocated	392,395	311,299	1,046,997	886,276
Depreciation/Amortization	39,786	45,436	111,321	130,536

	1,315,037	1,135,999	3,767,491	3,460,945

Total Administrative Costs and Expenses	$3,520,972	$2,963,118	$9,373,586	$8,212,572

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Operating Income (Loss)
Wagering	$10,450	($452,549)	$249,322	($445,203)
Systems	(155,441)	(130,427)	59,350	158,598

Total Operating Income (Loss)	($144,991)	($582,976)	$308,672	($286,605)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Income Before Income Tax
Wagering Operating (Loss)	$10,450	($452,549)	$249,322	($445,203)
Systems Operating (Loss)	(155,441)	(130,427)	59,350	158,598
Other Income (Expense)	9,049	(157,416)	446,569	(474,987)

Total Income Before Income Tax	($135,942)	($740,392)	$755,241	($761,592)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Income Tax
Wagering	$5,469	$0	$5,642	($1,754)
Systems	(72,663)	0	1,306	6,625
Unallocated	4,194	0	10,052	(1,871)

Total Income Tax	($63,000)	$0	$17,000	$3,000

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net Income (Loss)
Wagering	$4,981	($452,549)	$243,680	($443,449)
Systems	(82,778)	(130,427)	58,044	151,973
Unallocated	4,855	(157,416)	436,517	(473,116)

Net Income (Loss)	($72,942)	($740,392)	$738,241	($764,592)

7. Litigation

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an allowance for claims equal to the lower end of the estimated probable loss range and periodically revises these estimates as known facts and circumstances change.

We issued a certificate representing 250,000 shares of AWI’s common stock in the name of Michael Racusin pursuant to the April 14, 2005 ruling by the BAP. On May 13, 2005, Racusin filed with the 9th Circuit a notice of appeal of the ruling by the BAP. We do not know when the 9th Circuit will make a decision on Racusin’s appeal, but we believe that a decision before May 2006 is unlikely. Our position is that even if the 9th Circuit overturns the BAP’s ruling, it should not materially affect the manner in which we have dealt with the Racusin matter. However, if the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock. We can not predict the outcome of Racusin’s appeal to the 9th Circuit.

8. Regulatory Matters

The scope of our licensed race and sports books operations in Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon our wagering operations.

9. Commitments

On June 17, 2005, AWIG, a wholly owned subsidiary of AWI, entered into a definitive agreement to acquire Sturgeon’s Inn & Casino (“Sturgeon’s”), a privately-held, licensed and regulated gaming company located in Lovelock, Nevada, from Marlys A. Koehler as Trustee of the Koehler Family Trust and Log Cabin, Inc. The proposed acquisition of Sturgeon’s is contingent upon certain events, including approval and licensing by the Nevada Gaming Commission. The purchase price for Sturgeon’s is $1,800,000 of which $100,000 has been paid as a non-refundable deposit. The remaining $1,700,000 is due upon the closing date, no later than the last day of the month following approval and licensing by the Nevada Gaming Commission, if any.

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

“AWIM” means AWI Manufacturing, Inc., a wholly-owned subsidiary of AWI.

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

Key developments.

•	Leroy’s sports handle (the total amount wagered) increased 12.1% from the third quarter of last year while sports win increased 64.4%. We attribute the increase in sports handle and win to normal fluctuations in betting patterns. The following table indicates the increase/decrease, by sporting category, from the third quarter of last year to the third quarter of this year.

	HANDLE	WIN
Football	+12%	+121%
Baseball	+8.5%	+304%
Basketball	+242%	-55%
Hockey(1)	+3,326%	+597%
Boxing(2)	-61%	-71%
Miscellaneous(3)	+104%	-19%
Parlay Cards	+7%	-33%

(1)	Due to the player strike in 2004, hockey figures are not comparable.

(2)	Boxing is seasonal in nature; handle is dependent upon the number and quality of fights offered during the quarter.

(3)	Miscellaneous includes auto racing, golf and other events.

•	Leroy’s race handle increased 44.5% from the third quarter of last year while race win increased 46.2%. We attribute the increase in race handle and win to the additional locations opened early in 2005.

•	Leroy’s combined handle (both race and sports) increased 13.0% from the third quarter of last year while combined win increased 62.3%. As a result, the third quarter of the current fiscal year is the best third quarter in Leroy’s history (in terms of handle and win).

•	Leroy’s player club (started in May of 2005) had in excess of 2,800 members at October 31, 2005, and we expect additional enrollments over the next several quarters. The player club is designed to reward players for their continued play at Leroy’s locations.

•	Leroy’s continued the process of upgrading all of its point-of-sale terminals in order to take advantage of the latest technologies available. This project is over 90% complete and we expect it to be finalized early in the fourth quarter.

•	Once the terminal upgrade project is completed, Leroy’s expects to upgrade the server to the newer 64-bit hardware platform offered by CBS (an affiliated company). Leroy’s expects this upgrade to be completed by the end of the calendar year.

•	CBS continued converting its customers from the VAX hardware platform to the newer 64-bit hardware platform. During the quarter, the HP Integrity system was installed at the

Rainbow Hotel & Casino in Wendover, Nevada and the El Cortez Hotel & Casino in Las Vegas, Nevada. (The Rainbow installation was a conversion from the older hardware platform while the El Cortez installation is a new customer.) Over the next several quarters, we expect the research and development expended on building the 64-bit system to bear fruit as we expect each conversion to result in immediate sales for CBS as well as increased monthly maintenance fees over the long-term.

•	CBS completed the process of consolidating the Mandalay Resort Group properties into the MGM/Mirage system as well as finalizing installations of the newer T-3 wagering terminals at the Luxor and Excalibur.

•	CBS oversaw the operation of the Fall Classic handicapping contest at the Orleans Hotel & Casino.

•	AWIG continued to move forward with the gaming licensure process required prior to closing on the purchase of Sturgeon’s Inn & Casino in Lovelock, Nevada. We cannot predict when the Nevada gaming regulators will complete their investigation and allow the transaction to close, but we are hopeful the closing will occur in the first quarter of the next fiscal year.

Liquidity and capital resources. In 2003, AWI and Leroy’s filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On September 26, 2005, the United States Bankruptcy Court for the District of Nevada issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made. The appeal by Michael Racusin to the 9th Circuit, of the April 14, 2005 ruling by the BAP, remains pending.

Nevada Gaming Commission Regulation 22.040 requires us to have reserves (cash, surety bonds, irrevocable standby letters of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. As of October 31, 2005, we maintain a Regulation 22.040 reserve in the amount of $2,400,000 in the form of a surety bond issued by Travelers Casualty and Surety Company of America (“Travelers”). The surety bond is secured by a $1,200,000 cash deposit that we maintain at Smith Barney. We anticipate the Travelers surety bond will be sufficient to fully fund the Regulation 22.040 reserve requirement for the reasonably foreseeable future.

Prior to obtaining the Travelers surety bond on September 1, 2005, we maintained the reserve in the form of an irrevocable standby letter of credit (“ILOC”) from a bank in the amount of $1,100,000. The ILOC was secured by a $1,500,000 second mortgage on the personal residence of Victor Salerno, our President, Chief Executive Officer, Chief Operating Officer and Chairman of the Board. In exchange for providing the collateral for the ILOC, we compensated Mr. Salerno as follows:

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

On September 1, 2005, the ILOC was cancelled in its entirety (in favor of the Travelers surety bond) and the collateral for the ILOC returned to Mr. Salerno; we do not anticipate any future payments to Mr. Salerno as a result of the Regulation 22.040 reserve requirement.

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

Three Months Ended October 31:

	Three Months Ended October 31,		$ CHANGE	% CHANGE
	2005	2004
Revenue	$3,375,981	$2,380,142	$995,839	41.84%
Costs and Expenses	(3,520,970)	(2,963,118)	(557,852)	18.83%

Operating Loss	(144,989)	(582,976)	437,987	(75.13%)
Other Income (Expense)	9,047	(157,416)	166,463	105.75%

Loss Before Income Taxes	(135,942)	(740,392)	604,450	(81.64%)
Income Tax (Expense) Benefit	63,000	0	63,000	100.00%

Net Loss	($72,942)	($740,392)	$667,450	(90.15%)

Revenues for the quarter ending October 31, 2005 increased $995,839 (+41.84%) compared to the quarter ending October 31, 2004. We attribute this to an increase in Wagering segment revenues of $841,815 (+61.25%) and a increase in Systems segment revenues of $154,024 (+15.32%).

Costs and expenses for the quarter ending October 31, 2005 increased $557,854 (+18.83%) from costs and expenses for the quarter ending October 31, 2004. We attribute this to an increase in Wagering segment costs and expenses of $187,208 (+12.30%), an increase in Systems segment costs and expenses of $82,534 (+15.35%), an increase in research and development costs of $21,058 (+8.72%), an increase in selling, general & administrative expenses of $256,999 (+45.49%), and an increase in depreciation expense of $10,053 (+10.49%). $138,592 of the increase in selling general & administrative expense was due to the creation of the new subsidiary, AWIG.

As a result of revenues increasing at a faster rate than cost and expenses (+41.84% for revenues versus +18.83% for costs and expenses), our operating loss for the quarter ending October 31, 2005 decreased $437,987 (-75.13%) from the operating loss for the quarter ending October 31, 2004.

Other income (expense) for the quarter ending October 31, 2005 increased $166,463 (+105.75%) compared to the quarter ending October 31, 2004 due primarily to increases in interest income $10,944 (+988.62%), a decrease in interest expense $27,380 (-81.83%), a decrease in reorganization expense $146,367 (-99.09%), a theft at one of the Leroy’s point of sale locations of $12,800 and a loss of $3,985 on the disposal of assets due to Leroy’s upgrading of their point -of-sale terminals.

Nine Months Ended October 31:

	Nine Months Ended October 31,		$ CHANGE	% CHANGE
	2005	2004
Revenue	$9,682,258	$7,925,967	$1,756,291	22.16%
Costs and Expenses	(9,373,587)	(8,212,572)	(1,161,015)	14.14%

Operating Income (Loss)	308,671	(286,605)	595,276	207.70%
Other Income (Expense)	446,570	(474,987)	921,557	194.02%

Income (Loss) Before Income Taxes	755,241	(761,592)	1,516,833	199.17%
Income Tax Expense	(17,000)	(3,000)	(14,000)	466.67%

Net Income (Loss)	$738,241	($764,592)	$1,502,833	196.56%

Revenues for the nine months ending October 31, 2005 increased $1,756,291 (+22.16%) compared to the nine months ending October 31, 2004. We attribute this to an increase in Wagering segment revenues of $1,521,879 (+35.12%) and an increase in Systems segment revenues of $234,412 (+6.53%).

Costs and expenses for the nine months ending October 31, 2005 increased $1,161,015 (+14.14%) from costs and expenses for the nine months ending October 31, 2004. We attribute this to an increase in Wagering segment costs and expenses of $583,944 (+15.12%), an increase in Systems segment costs and expenses of $119,136 (+6.85%), an increase in research & development expense of $45,905 (+6.52%), an increase in selling, general & administrative expense of $395,209 (+24.27%) and an increase in depreciation expense of $16,821 (+6.09%). $138,592 of the increase in selling general & administrative expense was due to the creation of the new subsidiary, AWIG.

As a result of revenues increasing at a faster rate than costs and expenses (+22.16% for revenues versus +14.14% for costs and expenses), our operating income for the nine months ending October 31, 2005 increased $595,276 (+207.70%) from the operating loss for the nine months ending October 31, 2004.

Other income (expense) for the nine months ending October 31, 2005 increased $921,557 (+194.02%) compared to the nine months ending October 31, 2004 due primarily to increases in interest income $31,101 (+320.96%), a decrease in interest expense $83,064 (-80.61%), a decrease in reorganization expense $411,526 (-90.45%), an increase in income from litigation $328,624 (+100.00%) and an increase in miscellaneous other income and expense of $67,242 (+91.63%) due primarily to an adjustment to a settlement that had previously been recorded.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any material transactions that would be affected by SFAS No. 153.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to implement any accounting changes that would be subject to SFAS No. 154.

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Racusin

There were no material developments during the quarter ended October 31, 2005; please refer to our Form 10-QSB for the quarter ending July 31, 2005 for the most recent information.

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

Please refer to our Form 10-QSB for the quarter ending July 31, 2005 for information concerning the results of our Annual Meeting of Shareholders held on August 30, 2005.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: December 15, 2005

/s/ Timothy F. Lockinger
Timothy F. Lockinger
Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)