Form 10KSB
period 2006-01-31
AMERICAN WAGERING INC
filed 2006-05-01
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20685

American Wagering, Inc.

(Name of small business issuer as specified in its charter)

Nevada	88-0344658
(State of incorporation)	(I.R.S. employer identification number)

675 Grier Drive, Las Vegas, Nevada 89119	(702) 735 – 5529
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value, $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year.  $12,524,440

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $6,706,7722 as of March 15, 2006

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,193,070 Common Shares as of April 24, 2006

DOCUMENTS INCORPORATED BY REFERENCE: None.

Traditional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

AMERICAN WAGERING, INC.

TABLE OF CONTENTS TO FORM 10-KSB

FOR THE YEAR ENDED JANUARY 31, 2006

PART I

PART I

Item 1. Description of Business

American Wagering, Inc.

Computerized Bookmaking Systems, Inc.	Leroy’s Horse & Sports Place, Inc.	AWI Manufacturing, Inc.	AWI Gaming, Inc.

Contest Sports Systems, Inc.			Sturgeon’s, LLC

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

Computerized Bookmaking Systems, Inc.

In October of 1996, the Company acquired all of the shares of capital stock of Autotote CBS, Inc. (which was subsequently renamed Computerized Bookmaking Systems, Inc. (“CBS”)), along with certain software and licensing rights.

CBS is a technology-driven company that designs, sells, installs and maintains specialized software, hardware and computer systems for the race and sports betting industry. CBS is the leading race and sports systems supplier in Nevada and provides systems and services to the majority of race and sports book in Nevada; at the present time, wagers placed through a CBS system account for approximately 90% of all sporting event wagers placed in Nevada (based on handle). CBS’ customers include, but are not limited to, the following: Boyd Gaming, Caesars Entertainment, Coast Casinos, Harrah’s, Leroy’s, MGM/Mirage Group, Stations Casinos, etc. Casinos and other sports wagering facilities generally purchase the computerized wagering system and enter into an agreement for the repair and maintenance of the system (software and hardware). Operating revenues mainly consist of equipment sales and the related maintenance contract revenues; CBS’ results of operations are accounted for in the Systems Segment. CBS sells its race and sports wagering systems to casinos under purchase agreements and provides training for the system operators and terminal clerks. CBS does not provide the operations and supervisory personnel necessary to operate the system.

Contest Sports Systems, Inc.

Originally named Mega$ports, Inc., this subsidiary started by CBS developed and marketed a sports pari-mutuel wagering system, which was discontinued in July of 2000.

In preparation of the release of the non-gaming self-service kiosk, Mega$ports, Inc. changed its name to Contest Sports Systems, Inc. (“CSS”). CSS is a wholly owned subsidiary of CBS with the stated purpose of designing specialized sports related contests for use on the self-service kiosk, leasing the self-service contest kiosks to various locations and administering the contest on behalf of the participating locations. CSS’ results of operations are accounted for in the Systems Segment. The number of self-service kiosks operated by CSS is as follows:

	As of 01-31-2006	As of 01-31-2005
Leased to Affiliated Companies (Leroy’s)	0	0
Leased to Non-Affiliated Companies	0	2

Total Number of Kiosks Leased	0	2

Leroy’s Horse & Sports Place, Inc.

Leroy’s Horse and Sports Place, Inc. (“Leroy’s”) was incorporated in Nevada on November 14, 1977. Leroy’s, through a central computer system located at the Company’s Las Vegas headquarters, operates a network of race and sports wagering facilities on the premises of nonrestricted gaming locations throughout Nevada. Leroy’s offers a “turn-key” race and sports wagering operation that allows casinos to satisfy their patrons’ desire for race and sports wagering, but without the casino bearing the risk and overhead associated with running the operation. By combining volume from a number of locations, the Company believes that Leroy’s more effectively hedges risks and more efficiently covers fixed overhead. Leroy’s results of operations are accounted for in the Wagering Segment. The number of race and sports locations operated by Leroy’s is as follows:

	As of 01-31-2006	As of 01-31-2005
Kiosk Only; Sports only	0	0
Kiosk Only; Sports with limited race	17	11
Full Book; Sports only	13	15
Full Book; Sports with limited race	25	29
Full Book; Sports with full pari-mutuel race	6	3

Total Number of Locations	61	58

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

AWI Manufacturing, Inc.

Originally named AWI Keno, Inc., this subsidiary started by the Company designed, installed, operated and maintained computerized keno systems, which were discontinued in July of 2002.

In preparation of the release of the gaming self-service kiosk, this subsidiary changed its name to AWI Manufacturing, Inc. (“AWIM”). AWIM is licensed by the Nevada Gaming Commission as a Manufacturer/Distributor with the stated purpose of designing, selling, installing, maintaining and leasing self-service race and sports wagering kiosks to the Nevada gaming industry. AWIM’s results of operations are accounted for in the Wagering Segment. The number of self-service kiosks operated by AWIM is as follows:

	As of 01-31-2006	As of 01-31-2005
Leased to Affiliated Companies (Leroy’s)	33	32
Leased to Non-Affiliated Companies	4	1

Total Number of Kiosks Leased	37	33

AWI Gaming, Inc.

AWI Gaming, Inc. (“AWIG”) was incorporated in Nevada on June 3, 2005. AWIG is licensed by the Nevada Gaming Commission as the sole member of Sturgeon’s, LLC, which owns the Sturgeon’s Inn & Casino. The stated purpose of AWIG is to initially explore opportunities in the rural Nevada hotel and casino market, however any well-regulated casino market world-wide is of interest providing that the property meets the key criteria of local demographics, projected Return on Invested Capital, total capital expenditures, location, size of project, etc. AWIG’s ultimate goal is to become the market leader in operating smaller hotel/casino properties serving the needs of the local residents. AWIG’s results of operations are accounted for in the Wagering Segment. AWIG completed its first hotel/casino acquisition (Sturgeon’s Inn & Casino) on March 1, 2006 and, as such, its operations will not have a significant impact on the Company’s fiscal year ended January 31, 2006.

Sturgeon’s, LLC

Sturgeon’s, LLC d/b/a Sturgeon’s Inn & Casino (“Sturgeon’s”) was organized in Nevada on July 25, 2005. Sturgeon’s holds a nonrestricted gaming license issued by the Nevada Gaming Commission for its casino operations. Sturgeon’s Inn & Casino is a full service hotel, casino and restaurant operation located at 1420 Cornell Avenue in Lovelock, Nevada (adjacent to Interstate 80 approximately 90 miles east of Reno, Nevada). The facility contains over 65,000 square feet including the following:

•	Casino area with 118 gaming devices, bar, cashier’s cage, count rooms, vault area, video arcade, lounge area and public restrooms.

•	Restaurant area with total seating of 124, full kitchen, dish wash area, private dining or meeting area, storage areas and cashier’s counter.

•	Motel with 74 units, covered porte-cochere, registration desk and lobby, indoor swimming pool, housekeeping and storage areas, laundry room and manager’s apartment.

•	Banquet room known as the “Center Club” with stage, light and sound equipment, chairs, tables and storage areas.

The main facility is located on 3.580 acres, which includes the above facilities plus paved public parking. Adjacent to the main parcel is a gravel parking lot of 0.432 acres, bringing the total land area to 4.012 acres.

Sturgeon’s results of operations are accounted for in the Wagering Segment. The Sturgeon’s Inn & Casino acquisition was completed on March 1, 2006 and, as such, its operations will not have a significant impact on the Company’s fiscal year ended January 31, 2006.

Our business model through the Wagering Segment is based on providing our customers with a competitive product combined with the convenience they have come to expect. The Wagering Segment derives revenue through the operation of race and sports books throughout Nevada via the Leroy’s subsidiary and lease fees related to the self-service wagering kiosk via the AWIM subsidiary. The acquisition of Sturgeon’s Inn & Casino (through AWIG) was completed after January 31, 2006 and, as such, will not significantly impact the Wagering Segment until the fiscal year ending January 31, 2007.

Our business model through the Systems Segment is based on a strategy of developing next generation hardware and software for the race and sports wagering industry. The Systems Segment derives revenue through licensing and software development fees, sales of hardware, and maintenance fees via the CBS subsidiary and lease fees related to the self-service contest kiosk via the CSS subsidiary.

Our goal is to position AWI as the leading race/sports provider in Nevada and a market leader in the operation of smaller hotel/casino operations; AWI’s various subsidiaries uniquely position AWI to take advantage of the growth in the gaming industry in general and to provide the industry with the software necessary to maintain their competitive edge. Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry and the acquisition of additional hotel/casino opportunities. In regard to Leroy’s, we intend to continue operating existing books, adding new books where and when appropriate, and to continue to be more efficient in order to reduce expenses. In regard to CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regard to AWIM, we intend to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. In regard to CSS, we intend to continue developing the contest-related kiosk and marketing the kiosk to non-Leroy’s locations. In regard to AWIG, we intend to seek additional hotel/casino acquisitions to diversify and strengthen cash flows. In regard to Sturgeon’s, we intend to continue operating the facilities, changing the slot mix where and when appropriate, and changing existing procedures to increase efficiency while reducing expenses. We have implemented and are continuing to initiate other cost cutting measures.

Chapter 11 Filing.

On July 25, 2003, AWI and Leroy’s filed voluntary petitions for relief (“Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).

On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s.

On March 11, 2005 (the “Effective Date”), AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made. However, the appeal by Michael Racusin, d/b/a Racusin & Company (“Racusin”), to the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”), of the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”), remains pending.

Recent material litigation and related business activities. We have settled all previous litigation; we are not a party in any litigation and have no knowledge of any pending legal proceedings in any court or agency of government or governmental authority with the exception of the appeal before the 9th Circuit in the Racusin matter as noted above. A discussion of the settlements and the Racusin matter is in the “Legal Proceedings” section in Part I, Item 3 of this Form 10-KSB.

Sports wagering. Wagering on sporting events is legal in the state of Nevada and in numerous foreign countries. Sports wagering at Nevada’s race and sports books increased from approximately $290 million in 1980 to $2.26 billion in 2005. During that same period, the number of sports books in Nevada increased from 24 to 167. With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly. When sporting events are televised, there is increased excitement, which, we believe, leads to more interest in sports betting.

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

Oddsmakers (whose services are purchased by the bookmakers) initially set lines with the goal of splitting the bets evenly between the betting sides. Customers have opinions concerning the odds and bet accordingly, which requires initial lines to be adjusted. As a result, in practice, a sports book is rarely perfectly balanced. The sports books profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required. Because customers are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of either a constant profit over time or for a single event.

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

The game limit is established by the sports book based upon the “earn” in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the “theoretical hold percentage”), the quality of the line, and the customer mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated customers who know as much as, or more than, the oddsmaker, the limit will be relatively low. We believe that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated customers. Accordingly, the sports books’ expected earn on such an event would be higher and would justify a higher game limit.

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the large casinos have sufficient customer traffic to underwrite the risks inherent in a sports book, some large and smaller casinos typically do not. Some larger casinos are not interested in operating their own sports book because of the associated overhead. As a result, we believe that many casinos cannot profitably operate a sports gambling operation and, if they do, they are exposed to significant financial risks associated with an “unbalanced book”. Nevertheless, many of these casinos believe that they need to offer their customers a sports book to remain competitive with other casinos. We have attempted to fill this need and operate race and/or sports books throughout Nevada. Under Nevada gaming law, Leroy’s is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees. The remaining sports books in the state are operated primarily by the casinos in which they are located.

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

We believe that Leroy’s has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated customers who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per customer (unless a higher limit for a specific customer is approved by the State Gaming Control Board). We believe that geographical dispersion across Nevada is more likely to attract bets from customers more evenly on both sides of a line, thereby further limiting its risk.

Professional and college football games currently comprise about 40% of the amount bet at the Leroy’s locations with professional and college basketball games comprising about 27%. Professional baseball is next at about 25%. Historically, Leroy’s business has been seasonal in nature with approximately 56% of its handle arising during the months of September through January.

Leroy’s does not offer horse race wagering at each of its locations and, with the exception of those locations offering full pari-mutuel horse race wagering, the horse race wagering is limited. The following table indicates the breakdown of locations offering sports only, limited race and full pari-mutuel race:

	As of 01-31-2006	As of 01-31-2005
Sports only	13	15
Sports with limited race	42	40
Sports with full pari-mutuel race	6	3

Total Number of Locations	61	58

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

With the popularity and accessibility of personal computers, bettors now have an additional medium from which to wager on sporting events. While online sports betting has existed for approximately 20 years, few people had access to a computer or the Internet. We believe that the dynamic growth in home computing combined with the convenience of betting online will enhance the continued growth of the sports betting industry in general but may have an adverse impact upon our live wagering facilities in Nevada. At this time, we cannot predict what impact, if any, the growth of online wagering may have on our overall handle (total amount wagered).

Pari-mutuel race wagering. In December of 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its’ licensed locations. Leroy’s, in association with a disseminator, offers pari-mutuel wagering on numerous events at racetracks throughout the country. As of January 31, 2006, Leroy’s offers pari-mutuel race wagering at six of its licensed locations.

Competition. There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than we do. Leroy’s faces competition from all other sports and race wagering operations throughout Nevada. There are currently 167 sports books in Nevada, of which we own and operate 61. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than our locations and some casinos operate sports books at other casinos.

CBS faces competition from the larger casinos who may or may not develop their own race and sports wagering systems, as well as the challenge of keeping up with the rapidly growing field of technology. In addition, the CBS product competes directly with the over-the-counter system offered by Virtgame Corp. (which was purchased by Progressive Gaming International Corp.), which currently has approximately 10% of the Nevada market.

We are not aware of any company that directly competes with the products offered by AWIM or CSS.

AWIG faces competition from other hotel/casino operators who may be interested in acquiring the same properties that AWIG is interested in acquiring. As a result of this competition, the price of the potential acquisition may exceed AWIG’s ability to complete further hotel/casino acquisitions.

Sturgeon’s Inn & Casino is the only hotel/casino operation in Lovelock, Nevada. However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming customers. In addition, Lovelock, Nevada is located approximately 96 miles west of Sparks, Nevada, 53 miles north of Fallon, Nevada and 75 miles west of Winnemucca, Nevada. Sturgeon’s competes in the tourism market with these other nearby cities.

Gaming has become more accepted by society in recent years. However, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could adversely affect us. In addition, our operations compete, to varying degrees, with gaming operations in other parts of the United States and the world and with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming. While the Nevada market is continuing to offer expanded tourist attractions, there can be no assurance that this market will be able to sustain its current growth or current levels of tourism. Legalized casino gaming in other states and on Native American reservations provide competition for us and could adversely affect our operations, particularly if such gaming were to occur in areas close to our operations.

Our future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. There can be no assurance that our overall business strategy will be successful in achieving our goal of attracting additional customers or increasing our gaming revenues and operating profits.

Leroy’s locations. Leroy’s operates its race and/or sports books on the premises of nonrestricted gaming licensees throughout Nevada. The Leroy’s locations are as follows:

	Number of Locations at 01-31-2006	Percentage of Handle FYE 01-31-2006	Number of Locations at 01-31-2005	Percentage of Handle FYE 01-31-2005
Las Vegas Area Market	26	72.67%	25	64.13%
Reno Area Market	6	7.42%	6	8.12%
Remainder of State	29	19.90%	27	27.75%

Total	61	100.00%	58	100.00%

Las Vegas area market. Our primary market (based upon wagering activity) for race and sports book operations is the Las Vegas Valley and surrounding areas (the “Las Vegas Area”). At December 31, 2005, the Las Vegas Area

included 73 sports books and 48 pari-mutuel race books. The Las Vegas Area attracts both local residents and Las Vegas visitors. The Las Vegas population was approximately 1.7 million as of June 30, 2005. Las Vegas is Nevada’s principal tourist destination. Gaming and entertainment are the major attractions, complemented by warm weather and the availability of many year-round recreational activities. The number of visitors traveling to Las Vegas in 2005 was approximately 38.6 million. Las Vegas’ principal tourist market is the western region of the United States, most significantly Southern California, Arizona and Texas. Las Vegas is also among the nation’s most popular convention sites, having hosted conventions in 2005 that were attended by more than 6.2 million people who, it is estimated, spent $7.6 billion, excluding gaming activity.

From 1989 to 2005, gaming revenues for Clark County (which consists principally of the Las Vegas Area) have increased 191%, from approximately $3.4 billion in 1989 to approximately $9.9 billion in 2005. The Clark County gaming market has historically achieved significant growth despite adverse economic, regulatory and competitive events during the past decade, including the expansion of gaming in other jurisdictions across the United States.

Reno area market. A secondary market (based upon wagering activity) for race and sports book operations is Reno and the surrounding areas (the “Reno Area”). At December 31, 2005, the Reno Area included 20 sports books and 5 pari-mutuel race books. The Reno/Sparks area, the second largest metropolitan center in Nevada, had a combined population of approximately 280,000 as of June 30, 2005. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California. The Reno Area is a popular resort spot, which attracts tourists by offering gaming as well as numerous summer and winter recreational activities.

Remainder of the state. Another secondary market (based upon wagering activity) for race and sports book operations is the remainder of the state (the “Remainder of the State”). At December 31, 2005, the Remainder of the State included 74 sports books and 25 pari-mutuel race books. The Remainder of the State includes municipalities such as Laughlin, Beatty, Elko, Wendover, Jackpot, Winnemucca, Lake Tahoe, Carson City, Minden, etc. with a combined population of approximately 390,000 as of June 30, 2005.

Lovelock area market. Sturgeon’s primary market is the residents of the city of Lovelock, Nevada as well as tourists visiting the area or passing-by on Interstate 80. Lovelock is the county seat of Pershing County located in western Nevada along the Humboldt River; it was the center of the Humboldt Project. As of the 2000 census, the city had a total population of 2,003 people, 778 households and 493 families. The population consisted of 31.2% under the age of 18, 7.5% from 18 to 24, 27.2% from 25 to 44, 20.9% from 45 to 64, and 13.3% who were 65 or older; the median age was 34 with 107.8 males for every 100 females. The median income for a household was $34,563 while the median income for a family was $40,885 and a per capita income of $17,233. In 2000, Interstate 80 had an average daily traffic count of 6,780 (station 136) while Cornell Avenue had an average daily traffic count of 3,400 (station 18).

Marketing. Our customer base includes retail customers (i.e., the bettors who choose Leroy’s or Sturgeon’s as their supplier for wagering) as well as resellers (i.e., the establishments who choose CBS, AWIM or CSS as their supplier for race and sports related equipment and software). The Leroy’s and Sturgeon’s operations market to their customers through radio, television and print advertisements as well as utilizing free contests, player rewards and other promotional means to attract new customers and retain existing customers. The CBS, AWIM and CSS operations engage primarily in direct marketing efforts aimed at the gaming operations that offer race and sports wagering to their customers. We believe that our products and services are well known in the industry.

An important element of our business strategy is to promote changes in federal and state law that allow for greater application of our software products. To this end, we endeavor to educate state and federal legislators and state agencies that regulate the gaming industry of our ability to offer our products over a secure system that guarantees jurisdictional screening.

Intellectual property. We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We generally enter into confidentiality and/or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

Research and development. We spent $1,020,051 in research and development in the fiscal year ending January 31, 2006, as compared to $951,490 in the fiscal year ending January 31, 2005, all of which was expensed as incurred. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification and security in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

Proposed government regulation. We intend to continue to present casinos with a “turn key” race and sports book operation that allows the casinos to satisfy their patron’s desires for race and sports gaming without the casino bearing the risk and overhead associated with operating the book themselves. Leroy’s anticipates continuing to utilize its computer and communication expertise and equipment, by operating its satellite locations from one central hub, thereby reducing the overhead that each individual location would have in personnel and equipment. We believe that as televised sporting events continue to proliferate, sports betting will continue to grow and we expect that we can capitalize on such growth. In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on the Olympics and on high school and college games. Leroy’s currently accepts wagers on college games and estimates that wagering on college events represents approximately 38% of its revenues. Passage of any such legislation would have a significant negative impact on our operations.

Regulation and licensing. The ownership and operation of gaming facilities in Nevada are subject to extensive state and local regulation. Our gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the “Nevada Act”) and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Commission”), the State Gaming Control Board (the “Board”), various county commissions (gaming, liquor, health, etc.), and other local jurisdictions. These regulatory agencies are hereinafter collectively referred to as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

We have been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy’s is licensed by the Nevada Gaming Authorities as the owner/operator of nonrestricted race and/or sports book operations; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; AWIG is licensed by the Nevada Gaming Authorities as the sole member of Sturgeon’s; Sturgeon’s is licensed by the Nevada Gaming Authorities as the operator of nonrestricted gaming operations at Sturgeon’s Inn & Casino; CBS and CSS do not maintain any gaming-related licenses because they are not required. Gaming licenses require the periodic payment of fees and taxes. Furthermore, gaming licenses are not transferable.

We are registered in Nevada as a publicly traded corporation and, as such, are required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, we may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy’s, AWIM, AWIG or Sturgeon’s (as non-public entities) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. We have received from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship, or involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. Our officers and directors and those of our subsidiaries have been found suitable by the Nevada Gaming Authorities.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such a person. Additionally, the Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that we or our subsidiaries violated the Nevada Act, the gaming licenses or registration held by us could be limited, conditioned, suspended or revoked. At the discretion of the Commission, we and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the results of our operations.

A beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities be determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more 10% of our voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an “institutional investor”, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an “institutional investor,” the waiver does not include a waiver or exemption from the requirement for prior approval to “acquire control” of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission, or the Chairman of the Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owners. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. We would be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries, we (i) pay that person any dividend or interest on our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Any person required by the Commission to be found suitable but who is found unsuitable shall be guilty of a criminal offense if he holds, directly or indirectly, the beneficial ownership of the voting or debt securities beyond the time prescribed by the Commission.

We are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such a disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Commission has not imposed such a requirement on us.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Commission. Entities seeking to acquire control of a registered corporation must satisfy the Board and the Commission under a variety of stringent standards prior to assuming control of such registered corporation. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity that proposes to acquire control, to be investigated and licensed as part of the approval process related to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada gaming licenses and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by our management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to the registered company’s stockholders for the purposes of acquiring control of the registered company.

License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, semi-annually or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated. Nevada licensees that hold a license as an operator of a slot route, or a manufacturers or distributors license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as “licensees”) and who proposes to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his or her participation in such foreign gaming. We have filed the appropriate foreign gaming reports and have established the required revolving fund. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, such licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow us to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

Pursuant to the Professional and Amateur Sports Protection Act (the “Sports Protection Act”), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to January 1, 1993. Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

Leroy’s may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions where such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Gaming Commission currently prohibit any licensed race and sports book in Nevada from accepting any telephone wagers from interstate locations. In order for Leroy’s to take advantage of the business opportunities provided by this amendment to the law, the Nevada Gaming Commission must amend its regulatory restrictions “ab initio” or Leroy’s can petition the Commission to remove such regulatory restrictions in whole or in part. There can be no assurance that any regulatory amendment will be authorized, that any such amendment would be favorable to Leroy’s, or that any such amendment would not be burdensome to Leroy’s.

The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities, including the Internet, if the transmission is not legal in the state or foreign country in which the transmission either originates or is received. If any such bill were to become law, our ability to take advantage of interstate pari-mutuel wagering opportunities would be adversely impacted.

Employees. We had approximately 198 full and part-time domestic employees at January 31, 2006 with 143 employed by Leroy’s, 39 employed by CBS, 15 employed by the Company and 1 employed by AWIG. None of our employees are represented by a labor union. We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements.

The continuing proliferation of legalized gaming in the United States and the resulting increase in the number of casinos have created a competitive environment for qualified casino management personnel and other experienced casino employees on a national basis. We believe that this industry-wide condition will make it more difficult for us to attract and retain a trained labor force, which may adversely affect our business. If we are unable to attract and retain qualified management personnel, our growth and profitability may be adversely affected.

Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors

Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions, constitute forward-looking statements. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

In addition to other matters identified or described by us from time to time in this report or in our other filings with the Securities and Exchange Commission (the “SEC”), there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all important factors, include the following:

WE ARE SUBJECT TO INTENSE COMPETITION. There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than we do. Additionally, CBS faces competition from larger casinos and has to keep up with the rapidly growing field of technology. There is also the possibility of another systems provider moving to Nevada, particularly Virtgame Corp. (which was purchased by Progressive Gaming International Corp.) which has approximately 10% of the Nevada market. Significant competition that we encounter may have a materially adverse effect on us. There can be no assurance that we will be able to compete successfully against current and future competitors.

WE ARE SUBJECT TO STRICT REGULATION BY GAMING AUTHORITIES. The ownership and operation of gaming licensees in Nevada are subject to strict regulation under various state, county and municipal laws. We and our required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own and operate one or more gaming licensees. Failure by us or any of our key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on us. Expansion of our activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which our licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. We cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on our future operations.

DEMAND FOR OUR PRODUCTS AND SERVICES IS SUBJECT TO CONSUMER DEMAND. We believe our ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of our products and services. There can be no assurance that the market acceptance of our products and services will continue. Changes in market conditions in the gaming industry and financial condition of host locations or customers could limit or diminish market acceptance of these products and services. Any interruption in professional or college football or professional or college basketball games would adversely affect us.

THE GAMING INDUSTRY MAY BE ADVERSELY AFFECTED BY FEDERAL LEGISLATION. The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities if the transmission is not legal in the state in which the transmission either originates or is received. In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events. There is no guarantee that Congress will not pass a bill which would adversely affect our operations.

WE ARE LARGELY DEPENDENT ON CURRENT MANAGEMENT. Our success is largely dependent on the efforts of Victor Salerno, our Chief Executive Officer. Although we maintain a “key person” life insurance policy and have an employment agreement with Mr. Salerno, the loss of Mr. Salerno’s services could have a materially adverse effect on our business.

WE ARE SUBJECT TO POTENTIAL FLUCTUATIONS IN RESULTS. Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installation for CBS equipment. Thus the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. In addition, we take risks by accepting wagers on the outcome of various sporting events. While we have instituted measures to lessen the risk, there is no assurance that we will be able to win more of the wagers than we lose.

OVER THE PAST SEVERAL YEARS, WE HAVE HAD A HISTORY OF LOSSES AND WE MAY INCUR ADDITIONAL LOSSES IN THE FUTURE. Over the past several years, we have had a history of losses. In addition, from our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit. While we have implemented strategies to improve future operations including, but not limited to, discontinuing unprofitable business segments such as keno, pari-mutuel sports, and international operations, investing in additional research and development aimed at new markets, and settling various litigation matters, there is no assurance that such strategies will be successful. In order for us to return to profitable operations, we need to generate and sustain addition revenues while maintaining reasonable cost and expense levels.

AN ADVERSE RULING FROM THE 9th CIRCUIT IN THE RACUSIN MATTER COULD ADVERSELY AFFECT OUR LIQUIDITY AND OPERATING PERFORMANCE. We are involved in court proceedings with Racusin to determine the form of payment on his claim relating to the Chapter 11 proceedings of AWI and Leroy’s. In accordance with the decision of the BAP, AWI issued Racusin 250,000 shares of AWI’s common stock in payment of his claim. Racusin has appealed the BAP decision to the 9th Circuit and is requesting a cash payment of approximately $2.8 million. The outcome of Racusin’s appeal to the 9th Circuit cannot be predicted at this time. If the appeal results in an adverse decision against us, our liquidity and future results could be adversely affected.

WE NEED ADDITIONAL CAPITAL TO ACHIEVE OUR GOALS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND CAN NOT GIVE ASSURANCE THAT WE WILL BE ABLE TO OBTAIN CAPITAL AS AND WHEN REQUIRED. We believe that we have sufficient working capital as of the date of this report to satisfy estimated working capital requirements for the foreseeable future in regards to current operations. In order for us to achieve our goals and grow the revenue stream, however, we will require additional capital to fund the operations of AWIG, AWIM and CSS. At the present time, we do not have any commitments to obtain additional capital and there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.

THE INTEGRATION OF ACQUIRED BUSINESSES, INCLUDING STURGEON’S, MAY RESULT IN SUBSTANTIAL COSTS, DELAYS AND OTHER PROBLEMS. Our future performance will depend on our ability to integrate the businesses that we acquire, including Sturgeon’s Inn & Casino (which we acquired in March 2006). To integrate newly acquired businesses, including Sturgeon’s Inn & Casino, we must integrate operations and extend our financial and management controls (such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002) and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. We may not be able to successfully integrate this and other acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated or at all.

Furthermore, the costs of integrating Sturgeon’s Inn & Casino could significantly impact our short-term operating results. The costs could include:

•	Restructuring charges associated with the acquisition; and

•	Non-recurring acquisition costs, including accounting and legal fees, recognition of transaction-related obligations and various other acquisition-related costs.

The integration of newly acquired businesses will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management’s attention from our on-going business concerns.

Although we perform diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. We may not be able to ascertain the value or understand the potential liabilities of the acquired business and its operations until we assume operating control of the assets and operations of the business. Once we acquire a business, we are faced with risks including, but not limited to:

•	The possibility that we have acquired substantial undisclosed liabilities;

•	Further regulatory approvals;

•	The risks of entering markets in which we have limited or no prior experience;

•	The potential loss of key employees or customers; and

•	The possibility that we may be unable to retain key employees or to recruit additional managers with the necessary skills to supplement the management of the acquired business.

If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be adversely affected.

AN ADVERSE CHANGE AFFECTING THE GAMING INDUSTRY, SUCH AS A CHANGE IN GAMING REGULATIONS OR A DECREASE IN THE RATE OF GROWTH AND POPULARITY OF CASINO GAMING, WILL NEGATIVELY IMPACT OUR PROFITABILITY AND OUR POTENTIAL FOR GROWTH. Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development, changes in gaming regulations, the continued popularity of casino gaming, particularly race and sports wagering, as a leisure activity, etc. An adverse change in any of these political, legal or other factors may negatively impact our results of operations.

FAILURE TO OBTAIN OR RETAIN REQUIRED GAMING LICENSES COULD PREVENT EXPANSION OF OUR MARKET AND/OR PROHIBIT THE GENERATION OF REVENUE. The operation of a race and sports related business is subject to numerous federal, state, and local regulations. In particular, the Leroy’s, AWIM, AWIG and Sturgeon’s subsidiaries are licensed by the Commission and are subject to extensive regulation. Together with key personnel, we undergo extensive investigation before each new gaming license is issued, and the products of CBS and AWIM are subjected to testing and evaluation prior to approval and use. Generally, gaming authorities have broad discretion when granting, renewing or revoking these approvals and licenses. If we fail to obtain or retain a required license or approval, it would decrease our share in the marketplace and put us at a disadvantage with our competitors. Consequently, the market price of our common stock may suffer.

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATION. In order to achieve our goals for growth, particularly with the AWIG, AWIM and CSS subsidiaries, we need to improve the effectiveness and breadth of our sales operations nationally and internationally in order to increase market awareness and sales. Our gaming products require sophisticated sales efforts targeted at selected people within the gaming industry. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel required. In addition, we will need to effectively train and educate the sales force in order to be successful in selling into the market.

SPORTS WAGERING IS ILLEGAL THROUGHOUT MOST OF THE UNITED STATES. Although legal in Nevada, wagering on sporting events is illegal throughout most of the United States due to the provisions of the Interstate Wire Act and is not likely to become legal due to the provisions of the Sports Protection Act. Consequently, the potential for growth of the Leroy’s, CBS, and AWIM subsidiaries in the United States is limited.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INCUR SIGNIFICANT COSTS ATTEMPTING TO DO SO. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect these proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our financial condition and operating results.

THE MARKET FOR OUR COMMON STOCK IS LIMITED. Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK” AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES. As long as the price of our common stock remains below $5.00 per share, the stock is likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our securities.

THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE AND COULD DECLINE SUBSTANTIALLY. The trading price of our common stock is volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of our actual performance. The factors include, but are not limited to, the following:

•	Periodic variations in the actual or anticipated financial results of our business or that of our competitors;

•	Downward revisions in estimates of our future operating results or of the future operating results of our competitors;

•	Material announcements by us or our competitors;

•	Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. In addition, as of January 31, 2006, we were authorized to issue, without stockholder approval, up to 16,751,136 shares of common stock. Of that amount, 140,398 shares of our common stock were issuable upon the exercise of vested options.

WE DO NOT INTEND TO PAY CASH DIVIDENDS. AS A RESULT, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE. We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 2. Description of Property

Our corporate offices, central computer operations and systems operations are located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property; prior to the sale, the building was owned by our CBS subsidiary.

We realized a gain of $1,638,000 on the sale of the building. However, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 28, Accounting for Sales with Lease-backs, only a portion of the gain has been recognized. The gain has been deferred and will be amortized against the lease payments over the initial lease term (5 years). The deferred gain is being recognized as follows:

Fiscal Year Ending January 31,	Gain Realized	Deferred Gain Balance
2005	$38,629	$1,599,371
2006	327,600	1,271,771
2007	327,600	944,171
2008	327,600	616,571
2009	327,600	288,971
2010	288,971

	$1,638,000

CBS leases the building from the new owner for a rent of $30,750 per month (triple net). The lease has an initial term expiring February 1, 2010 with options for two additional five-year terms. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), Leroy’s (6,769 square feet; $11,014 per month) and Las Vegas Sports Consultants, Inc. (an unrelated company; 5,449 square feet; $7,097 per month).

In addition, CBS leases 1,847 square feet of office/warehouse space in Reno, Nevada for the purposes of providing maintenance for our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. CBS pays $1,405 per month pursuant to a lease that expires August 31, 2006.

We believe that the existing facilities in Las Vegas and Reno satisfy our present and foreseeable needs and we do not anticipate any changes.

Leroy’s operates race and/or sports books subject to lease agreements with the host casino operators. The average book occupies approximately 300 square feet and ranges from 80 to 1,000 square feet. Lease terms generally vary from 1 to 10 years and typically provide for automatic extensions or termination by either party with a 90-day notice. Total rental expense under the leases was approximately $482,421and $435,223 for the years ended January 31, 2006 and 2005, respectively.

Through our acquisition of Sturgeon’s Inn & Casino on March 1, 2006, we obtained the real property located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet including the following:

•	Casino area with 118 gaming devices, bar, cashier’s cage, count rooms, vault area, video arcade, lounge area and public restrooms.

•	Restaurant area with total seating of 124, full kitchen, dish wash area, private dining or meeting area, storage areas and cashier’s counter.

•	Motel with 74 units, covered porte-cochere, registration desk and lobby, indoor swimming pool, housekeeping and storage areas, laundry room and manager’s apartment.

•	Banquet room known as the “Center Club” with stage, light and sound equipment, chairs, tables and storage areas.

The main facility is located on 3.580 acres, which includes the above facilities plus paved public parking. Adjacent to the main parcel is a gravel parking lot of 0.432 acres, bringing the total land area to 4.012 acres. We believe that the Sturgeon’s Inn & Casino facilities satisfy our present and foreseeable needs in that location and we do not anticipate any changes.

Item 3. Legal Proceedings

In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to the following proceedings because we believe that, (1) the matter has been fully resolved to the satisfaction of both parties; or (2) although an unfavorable outcome in the proceeding may be possible, we do not consider it to be probable or reasonably estimable. Consistent with our accounting policy, we will record legal defense costs when incurred. As such, we have not accrued for estimated future defense costs.

Racusin

On August 2, 2005, the Bankruptcy Court entered an order granting the motion of AWI and Leroy’s requesting the Bankruptcy Court to accept possession of 250,000 shares of AWI’s common stock issued in the name of Michael Racusin. In accordance with the April 14, 2005 ruling by the BAP, AWI issued those shares pursuant to the Plan in satisfaction of the claim by Racusin in the AWI/Leroy’s Chapter 11 proceedings. On May 13, 2005, Racusin filed a notice of appeal of the BAP’s ruling to the 9th Circuit.

Prior to AWI’s issuance of those shares, AWI had 7,940,498 common shares issued and outstanding (including 61,100 treasury shares) and a judgment payable to Racusin in the amount of $1,672,249. As a result of the BAP’s ruling and the issuance of the shares, AWI’s outstanding common shares were increased to 8,190,498 (including 61,100 treasury shares), AWI reduced to $0 its reported liability on the Racusin judgment, and AWI recorded a $1,343,625 increase in its shareholders’ equity and “other income” in the amount of $328,624 on its financial statements, all as of July 27, 2005.

We do not know when the 9th Circuit will make a decision on Racusin’s appeal, but we believe that a decision before September 2006 is unlikely. If the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment of approximately $2.8 million in lieu of the shares. We can not predict the outcome of Racusin’s appeal to the 9th Circuit; if the appeal results in an adverse decision against us, however, our liquidity and future results could be adversely affected.

One of our subsidiaries entered into an employment agreement with Racusin; pursuant to the terms of the agreement, Racusin was paid $10,000 per month for 12 months in the form of employment compensation until the employment agreement terminated on September 30, 2005.

Las Vegas Gaming, Inc. (previously Imagineering Systems, Inc.)

On February 20, 2004, we entered into a settlement agreement (the “LVGI Agreement”) with Las Vegas Gaming, Inc. (“LVGI”). Pursuant to the LVGI Agreement, LVGI agreed to accept a reduced amount of $1,000,000 in full satisfaction and release of the judgment. On January 11, 2005, we paid LVGI $340,000 towards the debt. On March 11, 2005, we paid LVGI $320,000 towards the debt. The remaining $340,000 is being paid in 24 monthly installments, which began April 1, 2005 pursuant to the amortization schedule of the LVGI Agreement; we are current with all required monthly installments.

Jean Development Co., et.al.

On December 14, 2004, we entered into a settlement agreement (the “Jean Agreement”) with Jean Development Company, Jean Development West and Railroad Pass Investment Group. Pursuant to the Jean Agreement, on March 11, 2005, we paid a total of $76,383.86 in full satisfaction and release of the debt.

Cash Payment Obligations from Litigation

The following table indicates the cash payment obligations resulting from litigation and the settlements thereon:

	Racusin	LVGI	Jean Devel.	Total
FYE 01-31-05	$300,000	$340,000	$0	$640,000
FYE 01-31-06	0	475,273	76,384	551,657
FYE 01-31-07	0	177,572	0	177,572
FYE 01-31-08	0	27,802	0	27,802

TOTAL	$300,000	$1,020,647	$76,384	$1,397,031

NOTES

Payment amounts reflected above include both principal and interest.

Other

We are not a party to any other material pending legal proceeding nor, to our knowledge, is any other material legal proceeding threatened against us or any of our subsidiaries. We maintain insurance coverage, including property, workers compensation and general liability insurance, which we consider adequate for our size and the nature of our business. Except as otherwise noted, we do not believe the outcome of the above-described proceedings will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market information. Our common stock is traded on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

BETMQ.OB - Fiscal Year Ending January 31, 2006
Quarter Ended	High $	Low $
April 30, 2005	2.50	.55
July 31, 2005	2.01	1.46
October 31, 2005	1.80	1.21
January 31, 2006	1.83	1.25

BETMQ.OB - Fiscal Year Ending January 31, 2005
Quarter Ended	High $	Low $
April 30, 2004	0.51	0.11
July 31, 2004	0.45	0.33
October 31, 2004	0.80	0.25
January 31, 2005	0.76	0.33

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders. As of March 15, 2006, there were 65 record holders of our common stock and in our estimate based on records from the most recent annual meeting record date of July 15, 2005, 1,273 beneficial holders.

Dividends. Holders of our common stock are entitled to receive dividends, as and when declared by the Board of Directors, out of funds legally available therefor, subject to the dividend and liquidation rights of preferred stock issued and outstanding. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock for the foreseeable future. Our ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities or indentures, which may contain covenants restricting the payment of cash dividends, or additional series of preferred stock.

Securities authorized for issuance under equity compensation plans. Part III, Item 11 of this Form 10-KSB includes information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2006.

(b)	Not applicable.

(c)	Not applicable.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This Annual Report on Form 10-KSB and the information incorporated by reference may include “forward-looking statements,” as defined in Section 27A of the Securities Act and section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Please refer to Part I, Item 1 (“Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors”) of this Form 10-KSB for additional information. The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-KSB.

Overview. Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, the operation of Sturgeon’s and the acquisition of additional hotel/casino operations through AWIG. In regard to Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. In regard to CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regard to AWIM, we intend to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. In regard to CSS, we intend to continue developing the contest-related kiosk and marketing the kiosk to non-Leroy’s locations. In regard to AWIG, we intend to seek additional hotel/casino acquisitions that meet our established criteria. In regard to Sturgeon’s, we intend to continue to operate the facility, change the slot mix where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses. We have implemented, and are continuing to initiate, other cost cutting measures.

Where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

Liquidity and capital resources. In 2003, AWI and Leroy’s filed Chapter 11 petitions in the Bankruptcy Court. On February 28, 2005, the Bankruptcy Court confirmed the Plan of AWI and Leroy’s. On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions. On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made. However, the appeal by Racusin to the 9th Circuit, of the April 14, 2005, ruling by the BAP, remains pending. We cannot predict the outcome of the appeal by Racusin; however, an unfavorable ruling by the 9th Circuit could have an adverse affect on our liquidity and future results.

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; since September 1, 2005, we have maintained a Regulation 22.040 reserve in the amount of $2.4 million in the form of a surety bond issued by Travelers Casualty and Surety Company of America (“Travelers”); this surety bond is secured by a $1.2 million cash deposit at Smith Barney. Prior to September 1, 2005, we maintained a Regulation 22.040 reserve in the amount of $2.2 million in the form of two irrevocable standby letters of credit (“ILOC”) from a bank in the amount of $1.1 million each. One ILOC was secured by a $1.1 million certificate of deposit held by the bank. The other ILOC was secured by a $1.5 million second mortgage on the personal residence of Victor Salerno, our President, Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chairman of the Board, as well as Vice President and a director of AWIG. In exchange for providing the collateral for this ILOC, we compensated Mr. Salerno as follows:

For the period July 1, 2003 through June 30, 2004:	$38,500
For the period July 1, 2004 through June 30, 2005:	$52,500
For the period July 1, 2005 through August 31, 2005:	$8,750

The amounts paid to Mr. Salerno represent 3.5% of $1.1 million for the period July 1, 2003 through June 30, 2004 and 3.5% of $1.5 million for the period July 1, 2004 through August 31, 2005 (prorated for partial years). The difference in the payments is due to an inadvertent error on our part; in the first year, we compensated Mr. Salerno based upon the value of the ILOC ($1.1 million) rather than on the value of his risk relative to the transaction ($1.5 million). We consider the percentage paid to Mr. Salerno (3.5%) appropriate based upon our borrowing rate, the level of risk associated with the transaction, and our prior history in paying for surety bonds.

If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, a reduction in handle (total amount wagered), etc.

In conjunction with the acquisition of Sturgeon’s Inn & Casino on March 1, 2006, we entered into two financing agreements as follows:

Great Basin Bank of Nevada

Date:	February 21, 2006
Lender:	Great Basin Bank of Nevada
Borrower:	AWIG
Guarantor #1:	AWI
Guarantor #2:	Sturgeon’s
Facility:	Commercial loan
Amount:	$1,500,000
Rate:	Wall Street Journal-listed prime plus 2%
Maturity Date:	March 1, 2008 (interest only is payable prior to maturity)
Collateral:	1st deed of trust on Sturgeon’s Inn & Casino and a security interest in
Sturgeon’s Inn & Casino personal property and fixtures
Prepayment Penalty:	None
Negative Covenants:	AWIG may not do any of the following (unless the bank consents):
(a) create, incur or assume other indebtedness, except for trade debt incurred in the normal course of business;
(b) pledge assets to secure other borrowings;
(c) make loans to, or investments in, any other person or entity or guaranty any other parties’ debts other than in the ordinary course of business; or
(d) pay dividends (including to AWI).
Closing Costs:	Normal closing costs plus a loan origination fee of 2%

Victor and Terina Salerno

On February 16, 2006, AWI entered into a Guaranty Agreement with Victor and Terina Salerno (the “Guaranty Agreement”). Under the Guaranty Agreement, which has a five-year term, Mr. and Mrs. Salerno have agreed to guarantee certain indebtedness of AWI or our wholly-owned subsidiaries, in amounts not to exceed $500,000 in the aggregate. As consideration for any such guarantees, we will make monthly interest payments to Mr. and Mrs. Salerno, at the rate of ten percent per annum, on any outstanding indebtedness that they guarantee and will reimburse them for finance charges, fees and other expenses that they incur under a $500,000 revolving line of credit with their bank, to the extent that they use the line of credit to provide funding for AWI pursuant to the Guaranty Agreement. In order to complete the acquisition of Sturgeon’s Inn & Casino, Mr. and Mrs. Salerno provided us with $300,000 of funding under the Guaranty Agreement. We subsequently repaid this debt to them and we currently have no outstanding indebtedness under the Guaranty Agreement. Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI.

We believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations:

	2007	2008 to 2009	2010 to 2011
Long-term debt	$38,000	$1,566,477	$35,346
Operating leases	268,764	352,525	215,418
Litigation Payments	170,400	27,600	0

Total	$477,164	$1,946,602	$250,764

Long-term debt includes loans for the service automobiles utilized in the Leroy’s and CBS operations, and the loans from Great Basin Bank and under the Guaranty Agreement. The loan from Great Basin Bank of Nevada is due in one payment on March 1, 2008. Our Guaranty Agreement indebtedness, if any, has no fixed maturity date. Interest on the loan from Great Basin Bank of Nevada at a variable annual rate of Wall Street Journal-listed prime plus 2% (currently a total of 9.5%) is due monthly; interest on our Guaranty Agreement indebtedness, if any, is at an annual rate of 10% and is due monthly. Included in the operating leases are rents payable at the Leroy’s operating locations, an automobile, and copy machines. Rent at the Leroy’s locations includes the base rent due per the contract terms. The rental leases also include one location in which the rent is calculated based on a formula relating to the activity of the location. The rent to be paid for that location was estimated for the purpose of this schedule. The litigation payments include amounts payable to LVGI.

During the fiscal year ended January 31, 2006, we spent $801,007 for the purchase of new equipment ($741,102 paid in cash and $59,905 paid by credit) as follows:

AWI: $33,456 for new computers for the finance, compliance and executive departments ($12,431) as well as new budgeting software ($21,025).

CBS: $229,530 for building improvements ($2,892; replace air condition compressor, replace worn carpeting), equipment ($155,029; upgrade to internal network backup, computer servers for document retention system, Hewlett-Packard Integrity for research and development purposes), and service vehicles ($71,609; three service vehicles).

Leroy’s: $438,149 for new T-3 wagering terminals to replace the older, outdated Probe terminals ($270,018), Hewlett-Packard Integrity race/sports server to replace the DEC VAX race/sports server ($58,177), leasehold improvements ($28,100; remodeling of the books at the Lady Luck and Eureka), and service vehicles ($81,854; three service vehicles).

AWIM: $99,872 for additional race/sports kiosks ($92,802) and various kiosk components ($7,070).

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2007) to help us fund the possible acquisition of additional hotel/casino operations, purchase of kiosks, seasonality of sports betting, timing of system sales, and the possible effects of legislation to ban wagering on amateur athletic events.

Off-balance sheet arrangements. We do not have any off-balance sheet financing arrangements or liabilities.

Results of operations. We report our results of operations through two operating segments: Wagering (Leroy’s, AWIM, AWIG and Sturgeon’s) and Systems (CBS and CSS). Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

Summary.

	Fiscal Year Ended January 31,
	2006	2005	Change (%)
Revenue	$12,524,440	$11,107,533	12.76%
Costs and Expenses	12,558,064	11,282,933	11.30%

Operating Income (Loss)	(33,624)	(175,400)	80.83%
Other Income (Expense)	469,452	(952,142)	149.30%

Income (Loss) Before Income Taxes	435,828	(1,127,542)	138.65%
Income Tax Expense	16,599	0	100.00%

Net Income (Loss)	$419,229	($1,127,542)	137.18%

The increase in revenues for the year ending January 31, 2006 is attributed to an increase in wagering segment revenues of $614,888 (+8.91%) and an increase in systems segment revenues of $802,019 (+19.07%).

The increase in costs and expenses for the year ending January 31, 2006 is attributed to an increase in wagering segment costs and expenses of $956,790 (+14.23%) and an increase in systems segment costs and expenses of $318,343 (+6.99%).

The increase in other income (expense) for the year ending January 31, 2006 is due, in part, to the following factors: Interest income increased $39,756 (+227.27%); interest expense decreased $140,797 (-84.27%); reorganization expense decreased $751,698 (-94.53%); $328,624 in litigation income was recognized from the payment of common stock to Racusin pursuant to the BAP decision; and other income increased $160,719 (+2,182%).

Please refer to the discussions below (“Wagering Segment,” “Systems Segment,” “Other Income and Expense”) for additional information, discussion and analysis.

Wagering segment. The Wagering segment is comprised of the operating results of the Leroy’s, AWIM, AWIG and Sturgeon’s subsidiaries. The following table indicates the primary components of revenue and operating costs resulting in the segment’s operating income (loss).

	Fiscal Year Ended January 31,
	2006	2005	Change (%)
Leroy’s – Sports Handle	$106,673,282	$96,946,479	10.03%
Leroy’s – Sports Payout	(100,007,570)	(90,666,080)	10.30%

Leroy’s – Sports Win	6,665,712	6,280,399	6.14%
Leroy’s – Race Win	66,308	42,104	57.49%
Leroy’s – Pari-Mutuel Commission	783,539	548,328	42.90%
AWIM – Kiosk Lease		30,294	-100.00%
AWIM – Initial License Fees		1,275	-100.00%
Other – Net	1,729		100.00%

Total Revenue	7,517,288	6,902,400	8.91%

Direct Costs	6,108,575	5,559,905	9.87%
Selling, General and Admin.	1,317,988	965,599	36.49%
Depreciation and Amortization	255,775	200,044	27.86%

Total Costs and Expenses	7,682,338	6,725,548	14.23%

Operating Income (Loss)	$(165,050)	$176,852	-193.33%

Wagering segment revenues for the fiscal year ended January 31, 2006 increased $614,888 (+8.91%) over the fiscal year ended January 31, 2005. We attribute this increase to the following factors:

Leroy’s Sports Win: While sports handle (the total amount wagered) experienced a healthy increase (+10.03%) over the prior fiscal year as a result of additional wagering locations and increased marketing efforts, the payouts associated with that handle increased at an even greater rate (+10.30%); this can be primarily attributed to wagering on professional football during the months of November 2005 and December 2005 which resulted in a lower hold percentage (win divided by handle) than we historically achieved. As a result, our overall sports hold percentage decreased from 6.48% in fiscal year 2005 to 6.25% in fiscal year 2006. Actual win increased by $385,313 (+6.14%) due to the additional handle. Again, the decrease in hold percentage is attributed to the professional football season (in which the Nevada gaming industry as a whole experienced poor results); while no assurances can be given, we expect our sports hold percentage to rebound in fiscal year 2007.

Leroy’s Race Win: Non pari-mutuel race win increased by $24,204 (+57.49%) from the prior fiscal year. The increase is attributed to the wagering results on the Kentucky Derby; in fiscal year 2005, Kentucky Derby wagering resulted in a net loss of ($215), while wagering in fiscal year 2006 resulted in a net win of $34,554; the remaining difference is attributed to typical year-to-year differences in the net win for the Preakness Stakes, the Belmont Stakes and Breeder’s Cup. While the overall amount of non pari-mutuel race win is immaterial to the Leroy’s operation, we do not expect fiscal year 2007 results to differ materially from the fiscal year 2006 level.

Leroy’s Pari-Mutuel Commission: Pari-mutuel race commission increased by $235,211 (+42.90%) over the prior fiscal year. This increase is primarily attributable to the addition of the pari-mutuel race books at the Avi Hotel and Casino, the Silver Nugget Casino, and the Silver Club Hotel and Casino (which all opened January 28, 2005). We are currently studying additional locations for pari-mutuel race books and anticipate adding two to four pari-mutuel race books during fiscal year 2007; due to the timing of receiving gaming approvals, however, the possible addition of these pari-mutuel race books is not expected to significantly impact pari-mutuel commissions until fiscal year 2008.

AWIM Kiosk Lease: Revenues from leasing gaming-related self-service kiosks decreased by $30,294 (-100.00%) over the prior fiscal year. The decreased revenue can be attributed to a decrease in the number of kiosks out on lease (from 9 in fiscal year 2005 to 0 in fiscal year 2006); the kiosks were brought back “in-house” in order to complete additional research and development and to add features suggested during the field trials. Subject to our ability to raise the additional capital necessary to modify the existing units and to purchase additional units, we anticipate placing modified units during fiscal year 2007 and returning kiosk lease revenues to previous levels.

AWIM Initial License Fees: Revenues from initial license fees decreased by $1,275 (-100.00%) from the prior fiscal year as there were no new leases of kiosks for the year ending January 31, 2006; refer to “AWIM Kiosk Lease” above for additional information.

Other, Net: This represents the net revenue (handle less payouts) realized from the field trial of a self-service kiosk on a cruise ship. As the field trial has not yet been completed, we cannot determine whether this activity will result in significant, or any, additional revenues in future fiscal years.

Wagering segment total costs and expenses for fiscal year 2006 increased $956,790 (+14.23%) over fiscal year 2005. This increase may be attributed to the following factors:

Direct Costs: Direct costs increased by $548,670 (+9.87%) primarily attributable to the following factors: Payroll expenses increased $126,748 (+5%); advertising expense increased $107,563 (+81%); rent expense increased $46,377 (+10%); telephone expense decreased $53,429 (-13%); promotional expense increased $75,383 (+55%); gaming bond expense increased $67,632 (+100%); general supplies increased $11,404 (+9%); race-related expense increased $132,773 (+50%); the remainder of the difference is attributable to smaller expense items. Generally, these expenses can be categorized as follows: (1) expenses related to achieving higher handle (such as additional advertising and promotional expense, additional rent for new locations, additional gaming bond expense, etc.); and (2) expenses related to sustaining the increased handle (such as additional payroll, additional general supplies, additional race-related expenses, etc.) While, through these additional expenditures, we were able to realize our goal of increasing handle (+10.03%), the poor results from the professional football season did not allow win to increase at a similar rate. We do not anticipate a decrease in direct costs in fiscal year 2007 as we intend to continue with our goal of increasing the number of locations and handle.

Selling, General and Administrative Costs: Selling, general and administrative costs increased by $352,389 (+36.49%) over the prior fiscal year primarily attributable to the following factors: legal expense increased $76,582 (+119%), outside services increased $85,183 (+190%); expenses related to the formation and operation of AWIG added $210,822 (+100%); the remainder of the difference is attributable to decreases in smaller expense items. We believe the bulk of the additional selling, general and administrative costs were one-time charges relating to the formation and start-up of our AWIG subsidiary; as such, we anticipate that selling, general and administrative costs will return to fiscal year 2005 levels in the future.

Depreciation and Amortization: Depreciation and amortization increased by $55,731 (+27.86%) over the prior fiscal year due to newer/additional equipment being placed into service in the Leroy’s operation. This equipment includes upgrading the central server from the VAX to the HP Integrity, upgrading the point-of-sale terminals from the Probe to the T-3, additional kiosk units, etc. We expect depreciation and amortization to increase dramatically in future fiscal years as we continue to add Leroy’s locations and to modernize the equipment at existing Leroy’s locations as well as the Sturgeon’s Inn & Casino property/ equipment.

Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

We intend to continue to open new locations that we expect to operate profitably and to continue our review of existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control, that we will be able to add new locations, and/or that any new locations so added will be profitable.

Systems segment. The Systems segment is comprised of the operating results of the CBS and CSS subsidiaries. The following table indicates the primary components of revenue and operating costs resulting in the segment’s operating income (loss).

	Fiscal Year Ending January 31,
	2006	2005	Change (%)
CBS – System Sales	$2,624,342	$1,796,207	+46.10%
CBS – Maintenance Contracts	2,340,669	2,392,743	-2.18%
CBS – Other Revenue	42,141	16,182	+160.42%
CSS – Kiosk Lease Revenue	0	0	0.00%

Total Revenue	5,007,152	4,205,132	+19.07%

Direct Costs	2,314,390	2,184,230	+5.96%
Research and Development	1,020,051	951,490	+7.21%
Selling, General and Admin.	1,386,826	1,248,509	+11.08%
Depreciation and Amortization	154,459	173,154	-10.80%

Total Costs and Expenses	4,875,726	4,557,383	+6.98%

Operating Income (Loss)	$131,426	$(352,251)	+137.31%

Systems segment revenues for fiscal year 2006 increased $802,020 (+19.07%) over fiscal year 2005. This increase may be attributed to the following factors:

CBS System Sales: CBS system sales increased $828,135 (+46.10%) over the prior fiscal year due to equipment and license software sales to a number of CBS customers upgrading from the VAX server to the HP Integrity server. CBS system sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of Nevada casinos that operate race and sports books. System sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. We expect that system sales will remain relatively flat, or decrease, over the next several fiscal years as the majority of CBS customers have completed the upgrade from the older equipment.

CBS Maintenance Contracts: Revenues from maintenance contracts decreased by $52,074 (-2.18%) over the prior fiscal year. This decrease is attributable to those locations that upgraded their CBS system during the fiscal year; as a result of the system sale, the customer received a 90-day warranty on the new equipment (no maintenance fees were charged during the warranty period) and obsolescence fees on the old equipment (if any) were eliminated. We expect maintenance fees to stabilize at current levels over the next several fiscal years. However, the consolidation in the gaming industry (such as, the mergers of Boyd and Coast, Harrah’s and Caesars, Mandalay Resort Group and MGM/Mirage) could cause maintenance fees to decrease as the number of system servers is reduced.

CBS Other Revenue: Other CBS revenues increased by $25,959 (+160.42%) over the prior fiscal year. Other revenues primarily consist of party rentals and other special events. We consider this revenue immaterial to our overall operation and we do not expect it to have a significant impact on our future operations.

CSS Kiosk Lease: During fiscal year 2005, CSS placed two contest kiosks on trial at the Del Mar racetrack in San Diego; during this trial period, we did not charge for the use of the kiosks. Based upon the results of the trial, we intend to purchase additional contest kiosks, as capital resources allow, to grow the revenues of CSS. However, CSS revenues are not expected to have a significant impact on us until fiscal year 2008.

Systems segment total costs and expenses for fiscal year 2006 increased $318,343 (+6.99%) over fiscal year 2005. We attribute this increase to the following factors:

Direct Costs: Direct costs increased by $130,160 (+5.96%) over the prior fiscal year primarily due to inventory purchases used to generate the increase in system sales. Direct costs are expected to fluctuate in future fiscal periods in proportion to increases/decreases in system sales.

Research and Development: Research and development costs increased by $68,561 (+7.21%) from the prior fiscal year primarily due to an increase in payroll costs of $60,827 (+6.64%); the remainder of the difference is attributable to smaller expense items. We anticipate research and development costs will increase in fiscal year 2007 as we have begun development of a new point-of-sale terminal to replace the existing T-3 wagering terminal and have begun work to modernize the user interface for the HP Integrity server. In addition, technological advances in the gaming industry, such as recent passed regulations relating to hand-held wagering devices, are anticipated to increase our research and development expenses.

Selling, General and Administrative Costs: Selling, general and administrative costs increased by $138,317 (+11.08%) over the prior fiscal year primarily due to the following factors: legal expense increased $76,582 (+119%); outside services expense increased $85,183 (+190%); building rent expense increased $32,400 (+100%) due to the sale and leaseback of our building; the remainder of the difference is attributable to decreases in smaller expense items. Building rent expense increased to approximately $360,000, which was or will be offset by: (1) a decrease in interest expense as described below; and (2) recognition of the deferred gain on the sale. Selling, general and administrative costs are expected to stabilize, but not decrease, in future fiscal years.

Depreciation and Amortization: Depreciation and amortization decreased by $18,695 (-10.80%) from the prior fiscal year. We expect depreciation and amortization to continue to decline, as we do not anticipate additional significant capital expenditures at this time.

Other income and expenses. The other income and expenses categories are primarily administrative in nature and, as such, are not directly attributable to either operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

	Fiscal Year Ending January 31,
	2006	2005	Change (%)
Interest Income	$57,249	$17,493	227.27%
Interest Expense	(26,281)	(167,078)	-84.27%
Reorganization Expense	(43,493)	(795,191)	-94.53%
Litigation Judgment	328,624	0	100.00%
Other, net	153,353	(7,366)	-2,187.92%

Total Other Expense	$469,452	$(952,142)	-80.28%

Interest Income: The majority of interest income (approx. 70%) is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve. (Refer to the discussion regarding this matter located at “Liquidity and Capital Resources” above.) The remainder of the interest income (approx. 30%) is attributable to interest earned on interest-bearing checking accounts. The increase in interest income of $39,756 (+227.27%) is primarily due to Leroy’s moving the cash collateral ($1,200,000) from a bank certificate of deposit to a higher interest-bearing account at Smith Barney in August. This amount is expected to remain relatively stable over the next several fiscal years.

Interest Expense: The decrease in interest expense is primarily due to the sale of our real property located at 675 Grier Drive, Las Vegas, Nevada on January 7, 2005. (Refer to Part I, Item 2, “Description of Property”.) The remaining interest expense for fiscal year 2006 is primarily attributable to 11% and 12% notes payable collateralized by service automobiles. We expect interest expense to increase substantially in future fiscal years due to our financing of the Sturgeon’s acquisition. (Refer to the discussion regarding the Sturgeon’s Inn & Casino acquisition financing located at “Liquidity and Capital Resources” above.)

Reorganization Expense: Reorganization expense includes all fees and charges paid (or accrued) by us in regards to the Chapter 11 proceedings of AWI and Leroy’s; these fees and charges include fees to the U.S. Trustees Office, fees for our legal counsel, fees for the creditors’/equity holders’ legal counsel, financial advisors fee, etc. A breakdown of the reorganization expenses paid (or accrued) by category can be found in Note 11 (“Reorganization Expenses”) to the Consolidated Financial Statements. On February 28, 2005, the Bankruptcy Court confirmed the Plan of AWI and Leroy’s. On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions. As AWI and Leroy’s have successfully emerged from the Chapter 11 proceedings, these expenses are not expected to recur in future fiscal periods.

Litigation Judgment: The litigation judgment amount for fiscal year 2006 is attributable to the issuance of AWI common stock to Racusin pursuant to the BAP’s ruling. Please refer to Part I, Item 3 (“Legal Proceedings”) for additional information. This is not expected to recur in future fiscal periods.

Other, net: The decrease in Other, Net is due primarily to an adjustment regarding the settlement payment to Jean Development Company that had been previously recorded; the remainder of the difference is attributed to numerous smaller factors. We anticipate that Other, Net will return to fiscal year 2005 levels in future periods.

Critical accounting estimates and policies. Although our financial statements necessarily make use of certain accounting estimates by management, we believe that no matters that are the subject of such estimates are so highly uncertain, subjective, complex, or susceptible to change so as to present a significant risk of a material impact on our financial condition or operating performance. The following, however, summarizes our policies and use of estimates.

Wagering: We record wagering revenues in compliance with Nevada law and the regulations of the Nevada gaming regulators. For sports and non pari-mutuel race, we use an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant.

System – Software: We recognize software revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System – Hardware: We recognize hardware revenue (including any related installation revenue) upon installation of the hardware.

System – Maintenance: We negotiate maintenance agreements with each of our customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. We recognize maintenance revenue on the first day of each month for which the maintenance agreement is in place; we maintain an allowance for doubtful accounts in the event that any such revenue recorded is not realized.

System – Other: Other sources of revenue are relatively insignificant and are typically recognized as performed.

Selling, General and Administrative Costs are charged to expense as incurred.

Accounting for long-lived assets: Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The estimated useful life of our equipment generally ranges from 3 to 10 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired, under the standards of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

Accounting for income taxes: In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. An impairment loss is recognized if we determine that all or a portion of the deferred tax asset will not be realized.

Accounting for contingencies: Contingent liabilities are provided for in accordance with SFAS No. 5, Accounting for Contingencies. According to SFAS No. 5, an estimated loss from a loss contingency is charged to income if: (a) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (b) the amount of the loss can reasonably be estimated. Disclosure in the notes to the financial statements is required for loss contingencies not meeting both conditions if there is a reasonable possibility that a loss may have been incurred. We record legal defense costs as period costs when the related services are provided. Gain contingencies are not recorded until realized.

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

Recently issued accounting pronouncements. In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS No. 123R”). This

statement requires us to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, we will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for interim periods beginning after December 15, 2005. Accordingly, we will adopt this revised SFAS effective the first quarter of fiscal year 2007 (beginning February 1, 2006). We are currently evaluating how it will adopt SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material effect on our results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for, and reporting of, a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to make any accounting changes in the foreseeable future that would be affected by the adoption of SFAS No. 154 when it becomes effective.

Item 7. Financial Statements

Audited Financial Statements for Years Ended January 31, 2006 and 2005, including:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Balance Sheets
c.	Consolidated Statements of Operations
d.	Consolidated Statements of Stockholders’ Equity
e.	Consolidated Statements of Cash Flows
f.	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Wagering, Inc.

We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 24, 2006

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and Cash Equivalents	$2,221,445	$3,998,851
Restricted Cash	1,296,204	1,238,159
Accounts Receivable, net of doubtful accounts of $0 and $41,900	334,150	108,720
Notes Receivable		620,000
Inventories	702,591	348,755
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	407,696	419,434

TOTAL CURRENT ASSETS	5,402,567	7,174,400
Property and Equipment, net	2,047,840	1,685,932
Goodwill	103,725	103,725
Other Assets	295,367	322,209

TOTAL ASSETS	$7,849,499	$9,286,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Portion of Long-Term Debt	$208,400	$35,473
Accounts Payable	483,852	516,016
Accrued Expenses	884,197	548,223
Unpaid Winning Tickets	739,074	801,074
Customer Deposits and Other Current Liabilities	1,416,764	1,036,786

TOTAL CURRENT LIABILITIES	3,732,287	2,937,572

Accrued Expenses		647,743
Litigation Payable, including accrued interest		2,760,310
Accrued Preferred Stock Dividends		213,400
Redeemable Series A Preferred Stock (3,238 shares)		323,800

TOTAL SUBJECT TO COMPROMISE		3,945,253

Long-Term Debt, less current portion	129,423	93,766
Other Long-Term Liabilities	1,315,784	1,643,385

TOTAL LONG-TERM LIABILITIES	1,445,207	1,737,151

Redeemable Series A Preferred Stock (3,238 Shares)	323,800

TOTAL LIABILITIES	5,501,294	8,619,976

Series A Preferred Stock – 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,248,864 and 7,897,946 shares issued (as of January 31, 2006 and January 31 2005, respectively)	82,488	78,979
Additional Paid-In Capital	14,139,686	12,738,889
Deficit	(12,638,876)	(12,916,485)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	2,348,205	666,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,849,499	$9,286,266

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
REVENUES:
Wagering	$7,517,288	$6,902,400
Systems	5,007,152	4,205,133

TOTAL REVENUES	12,524,440	11,107,533

OPERATING COSTS AND EXPENSES:

Direct Costs:
Wagering	6,108,575	5,559,906
Systems	2,314,390	2,184,230

TOTAL DIRECT COSTS	8,422,965	7,744,136

Research and Development	1,020,051	951,490
Selling, General and Administrative	2,704,814	2,214,109
Depreciation and Amortization	410,234	373,198

TOTAL ADMINISTRATIVE COSTS AND EXPENSES	4,135,099	3,538,797

TOTAL OPERATING COSTS AND EXPENSES	12,558,064	11,282,933

OPERATING INCOME (LOSS)	(33,624)	(175,400)

Interest Income	57,249	17,493
Interest Expense	(26,281)	(167,078)
Reorganization Expense	(43,493)	(795,191)
Litigation Judgment	328,624
Other, net	153,353	(7,366)

TOTAL OTHER INCOME (EXPENSE)	469,452	(952,142)

INCOME (LOSS) FROM OPERATIONS	435,828	(1,127,542)

PROVISION FOR INCOME TAXES	16,599
NET INCOME (LOSS)	$419,229	$(1,127,542)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$.03	$(0.16)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005

	Preferred Stock		Common Stok		Treasury Stock		Additional Paid-In Capital
	Shares	Par	Shares	Par	Shares	Cost		Deficit
Balances, February 1, 2004	10,924	$1,092,400	7,897,946	$78,979	61,100	$327,493	$12,738,889	$(11,644,963)
Preferred Stock Dividends								(143,980)
Net Loss								(1,127,542)

Balances, January 31, 2005	10,924	1,092,400	7,897,946	78,979	61,100	327,493	12,738,889	(12,916,485)
Preferred Stock Dividends								(141,620)
Net Income								419,229
Rancusin Settlement			250,000	2,500			1,341,125
Sale of Stock			100,918	1,009			59,672

Balances, January 31, 2006	10,924	$1,092,400	8,248,864	$82,488	61,100	$327,493	$14,139,686	$(12,638,876)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,998,851	$4,113,196

Net cash used in operating activities	(520,543)	(1,225,203)

INVESTING ACTIVITIES
Investment in restricted cash	(58,045)	(157,276)
Sale of property and equipment	27,943	3,957,679
Purchase of property and equipment	(741,102)	(1,033,155)

Net cash provided by (used in) investing activities	(771,204)	2,767,248

FINANCING ACTIVITIES
Repayment of borrowings	(191,321)	(1,656,390)
Current dividends on preferred stock	(141,620)
Payment of preferred stock dividends in arrears	(213,400)
Sale of Common Stock	60,682

Net cash used in financing activities	(485,659)	(1,656,390)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,777,406)	(114,345)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,221,445	$3,998,851

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

1. Nature of Operations and Background Information

Organization and business. American Wagering, Inc. (“AWI”) was incorporated in the state of Nevada in August of 1995. AWI is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly owned subsidiaries. Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) owns and operates 61 (as of April 17, 2006) race and sports wagering locations (“books”) in leased space within nonrestricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. (“CBS”) designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. (“AWIM”) develops and leases self-service race and sports wagering kiosks to the gaming industry. Contest Sports Systems, Inc. (“CSS”), a wholly owned subsidiary of CBS, develops and leases self-service contest kiosks. AWI Gaming, Inc. (“AWIG”) was formed in June of 2005 for the purpose of acquiring hotel/casino operations. Sturgeon’s, LLC (“Sturgeon’s”), a wholly owned subsidiary of AWIG, was formed in July of 2005 for the purpose of owning and operating Sturgeon’s Inn & Casino in Lovelock, Nevada; the acquisition of Sturgeon’s Inn & Casino was completed on March 1, 2006.

Basis of presentation. The consolidated financial statements include the accounts of AWI and, for applicable periods, its subsidiaries Leroy’s, CBS, AWIM, CSS, AWIG and Sturgeon’s (collectively referred to hereafter as the “Company”). With the exception of CSS (which is a wholly owned subsidiary of CBS) and Sturgeon’s (which is wholly owned subsidiary of AWIG), all subsidiaries are wholly owned by AWI. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Concentrations. Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. 99% of the Company’s wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that approximately 38% of the Company’s Nevada wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

The Company manages its concentrations of credit risk by evaluating the creditworthiness of systems customers before extending credit and by perfecting and using, when necessary, security interests in the hardware and software. In establishing an allowance for doubtful collection, if any, the Company considers the customer, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances provided.

With the exception of the restricted cash collateral account for the Nevada Gaming Commission Regulation 22.040 (“NGC Regulation 22.040”) reserve fund, which is on deposit with Smith Barney, the Company maintains its cash accounts at financial institutions located in the state of Nevada. All cash accounts (other than the NGC Regulation 22.040 reserve fund) regardless of the location of the financial institution, are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000. The Company has not experienced any losses in such accounts and Company management believes it places its cash on deposit with financial institutions that are financially stable.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods. Settings and adjustments of betting lines on sporting events that have not yet taken place as of the most recent balance sheet date might change materially before the event and within one year.

Cash equivalents. Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents, but included in current assets, are restricted amounts required to be maintained in order to meet certain Nevada regulatory requirements. The amounts excluded from cash and cash equivalents are:

	Year Ended
Restricted Cash	01-31-2006	01-31-2005
Workers’ Compensation Fund	$9,707	$9,281
NGC Regulation 22.040 Reserve	1,286,596	1,228,878

TOTAL	$1,296,303	$1,238,159

Inventories. Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and equipment. Property and equipment (Note 2) is stated at cost, net of accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements).

Goodwill. As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company’s primary computerized race and sports book systems product. Goodwill is evaluated periodically for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions taken for the fiscal year ended January 31, 2006.

Revenue recognition. Service revenues are principally recognized as services are provided to customers; the Company does not bill in advance.

Wagering: The Company records wagering revenues in compliance with Nevada law and the regulations of the Nevada gaming regulators. For sports and non pari-mutuel race, the Company uses an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager. Other sources of revenue are currently insignificant; the Company is determining the methodology for reporting the wagering revenues of Sturgeon’s in compliance with Nevada law and the regulations of the Nevada gaming regulators; as the Sturgeon’s Inn & Casino acquisition was completed on March 1, 2006, wagering revenues for the Sturgeon’s operation will first be reported for the fiscal year ended January 31, 2007.

System – Software: The Company recognizes software development revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System – Hardware: The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware.

System – Maintenance: The Company negotiates maintenance agreements with each of its customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place; the Company maintains an allowance for doubtful accounts in the event that any such revenue recorded is not realized.

System – Other: Other sources of revenue are relatively insignificant and are typically recognized as performed.

Advertising. The Company expenses all advertising costs as incurred. Advertising expense was $240,448 and $132,885 for the fiscal years ended January 31, 2006 and 2005, respectively.

Stock-based compensation. The Company accounts for stock-based employee compensation (Note 5) using the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

In December 2004, the Financial Accounting Standards Board issued Revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-Based Payment (“SFAS 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed. This revision is effective for periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 123R effective the first quarter of fiscal year 2007 (beginning February 1, 2006). The Company is currently evaluating how it will adopt SFAS 123R. The adoption of SFAS 123R is not expected to have a material effect on the Company’s results of operations.

The following table presents the Company’s proforma net income (loss), in total and on a per share basis, using the alternative “fair value” approach as described in SFAS No. 123.

	2006	2005
Net Income (Loss) as Reported	$419,229	$(1,127,542)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair-Value Based Method	(399)	(114)

Proforma Net Loss	$418,830	$(1,127,656)

Net Income (Loss) Per Share:
As reported	.03	$(0.16)
Proforma	.03	$(0.16)

The following table presents the “Total Stock-Based Employee Compensation Expense Determined Under Fair-Value Based Method” (Black-Scholes Multiple Option) for each stock option plan.

	2001 Plan	Directors Plan	Total
FYE 2006	$0	$399	$399
FYE 2005	$58	$56	$114

The following table presents the assumptions used in estimating the fair value of each option grant using the Black-Scholes Multiple Option pricing model for each stock option plan.

	2006	2005
Expected Stock Price Volatility	120%	60.00%
Risk-Free Interest Rate	4%	3.72%
Dividend Yield	0%	0%
Expected Option Lives	6.15 years	1.5 years

Reorganization expenses. Reorganization expenses (Note 11) are charged to expense as incurred.

Legal defense costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

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

	2006	2005
Net income (loss)	$419,229	$(1,127,542)
Preferred stock dividends	(141,620)	(143,980)

Net income (loss), as adjusted	$277,609	$(1,271,522)

Basic weighted average shares outstanding	8,062,098	7,836,846

Diluted weighted average shares outstanding	8,068,735	7,836,846

The following factors were considered in determining the diluted weighted average shares outstanding:

FYE 2006: On January 31, 2006, the Company had 897,998 stock options outstanding (887,998 from the 2001 Stock Option Plan and 10,000 from the Director’s Stock Option Plan), of which 140,398 were exercisable. Exercise prices of these options ranged from a low of $0.12 to a high of $2.00; during the fiscal year, the average market price of the Company’s common stock was $1.61.

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

2. Property and Equipment

On January 7, 2005, the Company completed a sale and leaseback of its building located at 675 Grier Drive, Las Vegas, Nevada, 89119. The Company realized a gain of $1,638,000 on the sale of the building. However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain was recognized in the fiscal years ended January 31, 2006 and 2005. The remainder of the gain has been deferred and will be amortized against the lease payments over the initial lease term (5 years); the deferred gain balance is carried on the consolidated balance sheets as “Other Long-Term Liabilities.” The deferred gain is being recognized in income as follows:

Fiscal Year Ending January 31,	Gain Realized	Deferred Gain Balance
2005	$38,629	$1,599,371
2006	327,600	1,271,771
2007	327,600	944,171
2008	327,600	616,571
2009	327,600	288,971
2010	288,971

	$1,638,000

Property and equipment consists of the following as of January 31, 2006 and 2005:

	2006	2005
Equipment, furniture and fixtures	$4,440,608	$3,894,415
Other	37,192	6,200

	4,477,800	3,900,615
Less accumulated depreciation	2,429,960	2,214,683

	$2,047,840	$1,685,932

3. Long-term Debt

Long-term debt in on the consolidated balance sheets as of January 31, 2006 and 2005, consists of 11.5% to 12% notes payable collateralized by automobiles.

As of January 31, 2006, annual maturities of total long-term debt, excluding interest, for the next five years range up to $208,400 per year (Note 13).

4. Series A Preferred Stock

The Series A Preferred Stock is held by two persons. One shareholder is an officer and director of the Company (the “Officer/Director Shareholder”); this related party owns a total of 8,900 shares (5,662 regular shares and 3,238 redeemable shares). The other shareholder is a director of the Company (the “Director Shareholder”); this related party owns a total of 5,262 shares (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2006 or 2005. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI’s common stock (the “Common Stock”) upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

Over the years, the Officer/Director Shareholder has indefinitely forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares are called, and the affected shares have been reclassified as “Redeemable Series A Preferred Stock” (in the liabilities section) and may be put to the Company for redemption at any time. As of January 31, 2006, the amount of Series A Preferred Stock that may be called for immediate redemption (without prior approval by the Board of Directors) is $323,800 (3,238 shares).

During the months of August, September, October, November and December of 2004, 200 shares (40 shares each month) of Series A Preferred Stock were sold by the Director Shareholder to the Officer/Director Shareholder. Prior to this sale, each holder of the Series A Preferred Stock had an equivalent number of regular shares.

During the Chapter 11 process, no dividends were paid to the holders of the Series A Preferred Stock. Upon emergence from bankruptcy on March 11, 2005, and pursuant to the terms and conditions of AWI’s and Leroy’s Restated Amended Joint Plan of Reorganization (the “Plan”), all accrued dividends, including interest at the Federal Judgment Rate (1.13%), were paid as follows:

	Accrued	Interest	Total Paid
August 2003 to January 2004	$71,392	$1,065	$72,457
February 2004 to January 2005	142,008	909	142,917
February 2005	10,864	4	10,868

Total	$224,264	$1,978	$226,242

5. Capital Stock and Stock Options

Stock repurchase. In 1999, the Company’s Board of Directors approved a program to repurchase up to 250,000 shares of the Company’s publicly held common stock from time to time in the open market. As of January 31, 2006, 61,100 shares had been repurchased and are held by the Company as treasury stock, which is non-voting. The Company did not repurchase any of its shares during the fiscal years ended January 31, 2006 or January 31, 2005. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company’s financial position.

1995 stock option plan. Effective August 9, 2001, the 1995 Stock Option Plan was cancelled in its entirety; in addition, any and all options issued pursuant to the plan were also cancelled.

2001 stock option plan. On August 9, 2001, the Company adopted the “2001 Stock Option Plan” (the “2001 Plan”) to replace the 1995 Stock Option Plan.

The 2001 Plan was authorized on August 9, 2001, and is scheduled to terminate on August 8, 2011. The 2001 Plan was approved by a vote of the shareholders during the 2001 annual meeting. In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time excepting that no employee may receive in excess of 250,000 options per year and the 2001 Plan may not grant more than 1,150,000 options in total. The 2001 Plan does not require any specific vesting schedule and/or term; as such, vesting and term is left to the discretion of the Company, as approved by the Board of Directors. Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The following tables summarize the current status of the 2001 Plan:

	FYE 01-31-2006		FYE 01-31-2005
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Fiscal Year	253,242	$0.61	277,669	$0.61
Granted Price > or = Market	750,000	1.83	0	0.00
Exercised	(100,918)	0.60	0	0.00
Cancelled	(14,326)	0.57	(24,427)	0.56

Outstanding at End of Fiscal Year	887,998	$1.64	253,242	$0.61

Exercisable at End of Fiscal Year	137,998		253,242

Outstanding and Exercisable by Price Range as of January 31, 2006

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.50	22,978	0.52	$0.50	22,978	$0.50
$0.60	60,270	0.52	$0.60	60,270	$0.60
$0.70	54,750	0.52	$0.70	54,750	$0.70
$1.25	100,000	7.87	$1.25	0	$1.25
$1.80	250,000	9.36	$1.80	0	$1.80
$2.00	400,000	5.66	$2.00	0	$2.00

01-31-2006	887,998	6.15	$1.65	137,998	$0.62

Available For Grant	161,084

Vesting Schedule

Vested at January 31, 2006	137,998
Vesting, fiscal year ending January 31, 2007	370,000
Vesting, fiscal year ending January 31, 2008	170,000
Vesting, fiscal year ending January 31, 2009	70,000
Vesting, fiscal year ending January 31, 2010	70,000
Vesting, fiscal year ending January 31, 2011	70,000

Number of Options Outstanding at January 31, 2006	887,998

Directors stock option plan. In 1996, the Company adopted the “Directors Stock Option Plan” (the “Directors Plan”).

The Directors Plan was authorized by the shareholders on May 1, 1996, and is scheduled to terminate on April 30, 2006. Each non-employee director of the Company is awarded options for 400 shares of stock on the last day of each fiscal year unless another amount/date is approved by the Board of Directors; these grants do not require any additional approval from the Board of Directors. No more than 20,000 options may be granted pursuant to the Directors Plan. The Directors Plan provides that options will vest 100% after one year of service and will expire 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant. The following tables summarize the current status of the Directors Plan:

	FYE 01-31-2006		FYE 01-31-2005
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Fiscal Year	2,400	$0.31	1,600	$0.19
Granted Price > or = Market	7,600	2.00	800	$0.55

Outstanding at End of Fiscal Year	10,000	$1.59	2,400	$0.31

Exercisable at End of Fiscal Year	2,400		1,600

Outstanding and Exercisable by Price Range as of January 31, 2006

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.12	400	7.00	$0.12	400	$0.12
$0.15	800	8.00	$0.15	800	$0.15
$0.35	400	6.00	$0.35	400	$0.35
$0.55	800	9.00	$0.55	800	$0.55
$2.00	7,600	9.58	$2.00	0	$0.00

01-31-2006	10,000	9.16	$1.59	2,400	$0.31

Available For Grant	10,000

Vesting Schedule

Vested at January 31, 2006	2,400
Vesting, fiscal year ending January 31, 2007	3,800
Vesting, fiscal year ending January 31, 2008	3,800

Number of Options Outstanding at January 31, 2006	10,000

6. Commitments and Contingencies

Gaming reserve requirement. Pursuant to NGC Regulation 22.040, Leroy’s is required to maintain a reserve in the amount of $2,400,000 (as of January 31, 2006) to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. The Company has met this requirement by the purchase of a surety bond from Travelers Casualty and Surety Company of America (“Travelers”). An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy’s and/or requiring a significant reduction in the handle (total amount wagered).

Litigation judgments and settlements. The Company has settled all previous litigation; currently, the Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government or governmental authority, except as noted below. In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change.

Racusin. On August 2, 2005, the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) entered an order granting the motion of AWI and Leroy’s requesting the Bankruptcy Court to accept possession of 250,000 shares of Common Stock issued in the name of Michael Racusin, d/b/a Racusin & Company (“Racusin”). In accordance with the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”), AWI issued those shares pursuant to the Plan in satisfaction of the claim by Racusin in the AWI/Leroy’s Chapter 11 proceedings. On May 13, 2005, Racusin filed a notice of appeal of the BAP’s ruling to the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) seeking a cash payment in the approximate amount of $2.8 million instead of Common Stock.

Prior to AWI’s issuance of shares to Racusin in 2005, AWI had 7,940,498 common shares issued and outstanding (including 61,100 treasury shares) and a judgment payable to Racusin in the amount of $1,672,249. As a result of the BAP’s ruling and the issuance of the shares, AWI’s issued common shares increased to 8,190,498 (including 61,100 treasury shares), AWI reduced to $0 its reported liability on the Racusin judgment, and AWI recorded a $1,343,625 net increase in its shareholders’ equity and “other income” for a gain in the amount of $328,624 on its financial statements, all as of July 27, 2005.

AWI does not know when the 9th Circuit will make a decision on Racusin’s appeal, but AWI believes that a decision before September 2006 is unlikely. The outcome of Racusin’s appeal to the 9th Circuit cannot be predicted at this time. If the appeal results in an adverse decision against the Company, liquidity and future results could be adversely affected.

CBS entered into an employment agreement with Racusin. Pursuant to the terms of the agreement, Racusin was paid $10,000 per month for twelve months in the form of employment compensation until the employment agreement terminated on September 30, 2005.

LVGI. On February 23, 2004, the Company entered into a settlement agreement with Las Vegas Gaming, Inc. (“LVGI”). Pursuant to that agreement, LVGI agreed to reduce the total amount of the settlement obligation due to LVGI to $1,000,000; this amount will be paid as follows:

$340,000 was paid on January 11, 2005.

$320,000 was paid on March 11, 2005.

$340,000 is being paid in 24 equal monthly principal installments of $14,200 (plus interest at 6% per annum); the monthly payments commenced on April 1, 2005 and will conclude on March 1, 2007. As of the date of this report, we are current with all required monthly payments. We have a balance due LVGI of $198,000 as of January 31, 2006.

Jean Development Co., et.al. On December 14, 2004, the Company entered into a settlement agreement with Jean Development Co., et.al. Pursuant to that agreement, Jean Development Co. agreed to accept $75,000 to resolve this matter. On March 11, 2005, the Company paid Jean Development Co. $76,384 (which included interest at the Federal Judgment Rate in the amount of $1,384) in full satisfaction and release of the debt.

Operating leases. The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases total $298,495 for 2006 and $188,651 for 2007. Rent expense for all operating leases was approximately $482,421 and $435,223 during the operating periods presented.

Long-term employment commitments. The Company has entered into employment agreements with the following executive officers:

Victor Salerno: Mr. Salerno’s employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. Mr. Salerno’s current annual base salary is $240,000, which is subject to annual review. In addition, Mr. Salerno is entitled to a performance bonus each year equal to 5% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him.

Timothy Lockinger: Mr. Lockinger’s employment agreement expires January 31, 2009; the employment agreement will automatically renew for additional 3-year terms unless either party gives the other party 180-days written notice to terminate. Mr. Lockinger’s current annual base salary is $150,000, which is subject to annual review. In addition, Mr. Lockinger is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage, and use of an automobile that we provide for him.

Bruce Dewing: Mr. Dewing’s employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 3-year terms unless either party gives the other party

180-days written notice to terminate. Mr. Dewing’s current annual base salary is $180,000, which is subject to annual review. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him.

The following table summarizes our long-term employment commitments through the existing terms of the agreements. This table considers only base salary and retirement plan contributions; it does not consider automatic renewals, annual increases in base salary, value of health and/or life insurance, value of automobile allowance or performance bonus payments as such factors are variable from year-to-year.

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2007	$570,000	$22,800	$592,800
2008	$570,000	$22,800	$592,800
2009	$150,000	$6,000	$156,000

7. Related Party Transactions

The Company has engaged in the following related-party transaction during the years ended January 31, 2006 and 2005:

In return for personally guaranteeing certain irrevocable letters of credit (“ILOCs”) obtained by the Company to satisfy the NGC Regulation 22.040 reserve requirement, Victor Salerno was paid $8,750 by the Company on June 30, 2005 and $52,500 on June 30, 2004. Effective September 1, 2006, the ILOCs were replaced with a surety bond from Travelers. As the surety bond is collateralized by a $1.2 million cash deposit held at Smith Barney, the Company anticipates that personal guarantees from Mr. Salerno in regard to the reserve requirement will not be required in the future.

The Series A Preferred Stock is held by persons who are officers and/or directors of the Company. Refer to Note 4 for additional information.

After January 31, 2006, AWIG’s acquisition of Sturgeon’s Inn & Casino was financed, in part, through a $300,000 loan from Victor and Terina Salerno (collectively, the “Salernos”) under their February 16, 2006, Guaranty Agreement with AWI. The Guaranty Agreement provides for AWIG to pay the Salernos interest at the rate of 10% per annum (payable monthly) on the outstanding portion of the loan and to reimburse them for finance charges, fees and other expenses they incur under a personal revolving line of credit with their bank (the “Personal Line of Credit”) that they used to provide the funding. The Personal Line of Credit is secured by the Salernos’ residence and provides for an interest rate of 0.5% below the prime rate published by The Wall Street Journal, adjusted annually (the current interest rate on the Personal Line of Credit is 6.75%). Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI. As of May 1, 2006, the outstanding balance of the loan from the Salernos is zero. See also Note 13.

8. Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows:

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforward	$927,519	$854,990
Depreciation and amortization	97,270	245,651
Allowances for doubtful accounts receivable		9,530
Allowance for inventory obsolecense	2,890
Unrealized loss on investment in subsidiary	1,102,203	1,102,203
Accrued expenses	294,831	1,300,429
Customer deposits	127,102
Other	23,437	7,185

	2,575,252	3,519,988
Valuation allowance	(1,610,433)	(2,474,629)

	964,819	1,045,359
Advance payments	(92,276)	(61,978)
Gain/loss on sale of asset	(432,062)	(542,900)

	$440,481	$440,481

The difference between the normal federal statutory tax rate of 34% applied to income from continuing operations before income taxes and the Company’s effective tax rate is:

	2006	2005
Income taxes (benefit) at federal statutory rate	$164,781	$(383,364)
Non-deductible expenses	8,497	5,260
Benefit of Net Operating Loss carryforwards	(674,150)	(181,590)
Other temporary differences	(346,726)	559,694
Decrease in deferred tax valuation allowances	864,197

	$16,599	$0

At January 31, 2006, the Company had tax Net Operating Loss (“NOL”) carryforwards of $2,727,998 of which $1,856,102 will expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to AWI’s and Leroy’s emergence from Chapter 11 proceedings, the discontinuance of unprofitable business activities in prior fiscal years, and other factors, management believes that the Company will be profitable and that therefore, it is more likely than not that the recorded deferred tax asset will be realized.

9. Business Segments

Wagering. The Wagering segment is comprised of Leroy’s, AWIM and AWIG. Through Leroy’s, the Company owns and operates race and sports books throughout the state of Nevada. Through AWIM, the Company leases gaming-related self-service race and sports wagering kiosks; at the present time, Leroy’s accounts for the bulk of AWIM’s revenues. Through AWIG, the Company seeks to acquire hotel/casino operations. Through Sturgeon’s (which is directly owned by AWIG), the Company owns and operates Sturgeon’s Inn & Casino in Lovelock, Nevada; as the acquisition of Sturgeon’s Inn & Casino occurred on March 1, 2006, the effect of AWIG and Sturgeon’s on current operations is negligible.

	2006	2005
Leroy’s Revenue	$7,515,559	$6,870,831
AWIM Revenue		31,569
Other, net	1,729

Total Revenue	7,517,288	6,902,400

Direct Costs	6,108,575	5,559,905
Selling, General and Administrative Costs	1,317,988	965,599
Depreciation and Amortization	255,775	200,044

Total Costs and Expenses	7,682,338	6,725,548

Income (Loss) Before Taxes	$(165,050)	$176,852

Systems. The Systems segment is comprised of CBS and CSS. Through CBS, the Company designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. Through CSS, the Company leases contest-related self-service kiosks.

	2006	2005
CBS Revenue	$5,007,152	$4,205,132
CSS Revenue	0	0

Total Revenue	5,007,152	4,205,132

Direct Costs	2,314,390	2,184,230
Research and Development	1,020,051	951,490
Selling, General and Administrative Costs	1,386,826	1,248,509
Depreciation and Amortization	154,459	173,154

Total Costs and Expenses	4,875,726	4,557,383

Income (Loss) Before Taxes	$131,426	$(352,251)

Other information. Other information regarding the Wagering segment, Systems segment and certain unallocated items are set forth below.

	2006	2005
Capital Expenditures
Wagering	$538,021	$810,068
Systems	208,785	303,385
Unallocated	33,456	6,271

Total Capital Expenditures	$780,262	$1,119,724

Identifiable Assets
Wagering	$5,410,514	$5,241,168
Systems	1,788,741	2,942,723
Unallocated	390,327	1,102,375

Total Identifiable Assets	$7,589,582	$9,286,266

10. Supplementary Cash Flow Information

Reconciliation of net loss to net cash provided by (used in) operating activities.

	2006	2005
Net income (loss)	$419,229	$(1,127,542)
Depreciation and amortization	410,234	373,198
Deferred gain realized	(327,601)	(38,629)
Litigation judgments	(342,245)	(340,000)
Decrease (increase) in operating assets:
Accounts receivable	(211,530)	185,818
Notes receivable		(620,000)
Inventories	(362,336)	608,419
Prepaid expenses	(102,702)	(82,943)
Other	22,362	11,151
Increase (decrease) in operating liabilities:
Accounts payable	(192,379)	132,332
Accrued expenses	(151,553)	144,163
Unpaid winning tickets	(62,000)	114,001
Customer deposits and other	379,978	(585,171)

Net cash used in operating activities	$(520,543)	$(1,225,203)

Cash paid for interest	$26,281	$167,078

11. Reorganization expenses

The following table provides a breakdown of reorganization expenses.

	Year Ending
Category	01-31-2006	01-31-2005
United States Trustee (Bankruptcy Tax)	$45,500	$32,000
Legal Counsel for Company (Bankruptcy)	(2,007)	581,378
Legal Counsel for Common Shareholders *		10,388
Financial Advisor (Bankruptcy)		75,026
Expenses of Youbet.com, Inc.		75,000
Expenses of Plan Solicitation		20,709
Miscellaneous		690

TOTAL	$43,493	$795,191

*	A group of shareholders engaged an attorney to represent their interests in the bankruptcy estates. The Company agreed to reimburse the legal expenses of these shareholders in this effort; reimbursement was paid via the CBS subsidiary.

For the fiscal years ended January 31, 2006 and 2005, the Company recognized interest expense and/or interest income attributable to the reorganization proceedings of $3,356 and $0, respectively.

12. Financial Instruments

The Company’s financial instruments consist of cash (including restricted cash) and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company’s cash and cash equivalents are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values of notes receivable and long-term debt are also not materially different from their carrying values due to the instruments’ interest rates approximating market rates for similar borrowings at January 31, 2006 and 2005.

13. Subsequent Events

On March 1, 2006, AWIG acquired all of the assets of Sturgeon’s Inn & Casino for $1,948,075 (including the basic purchase price of $1,800,000 plus additional consideration for on-hand inventories of $148,075). In connection with the acquisition, AWIG incurred initial indebtedness of $1,800,000 as follows. As of April 1, 2006, the indebtedness has been reduced to $1,500,000 as noted below.

Great Basin Bank of Nevada

AWIG, guaranteed by AWI and Sturgeon’s, borrowed $1,500,000 from Great Basin Bank of Nevada for the acquisition of Sturgeon’s Inn & Casino. This commercial loan is collateralized by a 1st deed of trust on Sturgeon’s Inn & Casino and a security interest in the personal property and fixtures of Sturgeon’s Inn & Casino. We pay Great Basin Bank of Nevada interest at the Wall Street Journal-listed prime plus 2% (currently, 9.5%) monthly. The principal is due in a single payment on March 1, 2008.

Victor and Terina Salerno

On February 16, 2006, AWI entered into a Guaranty Agreement with Victor and Terina Salerno. Under the Guaranty Agreement, which has a five-year term, Mr. and Mrs. Salerno have agreed to guarantee certain indebtedness of AWI or its wholly-owned subsidiaries, in amounts not to exceed $500,000 in the aggregate. Mr. and Mrs. Salerno provided funding under the Guaranty Agreement in order for AWIG to complete the acquisition of Sturgeon’s Inn & Casino. As consideration under the Guaranty Agreement, AWI makes monthly interest payments to Mr. and Mrs. Salerno, at the rate of ten percent per annum, on any outstanding indebtedness that they guarantee and reimburses them for finance charges, fees and other expenses that they incur under a $500,000 revolving line of credit with their bank, to the extent that they use the line of credit to provide funding for AWI or its subsidiaries. To complete the acquisition of Sturgeon’s Inn & Casino, AWI borrowed $300,000 from Mr. and Mrs. Salerno against this Guaranty Agreement; the $300,000 loan was subsequently repaid.

The following pro-forma information presents the unaudited, condensed balance sheet as though the acquisition of Sturgeon’s Inn & Casino occurred at year-end.

Pro-Forma Balance Sheet

ASSETS
Current Assets	$5,483,312
Property and Equipment	3,764,190
Other Assets	399,092

Total Assets	$9,646,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$3,880,362
Long-Term Debt, less current portion	1,929,423
Other Long-Term Liabilities	1,315,784
Redeemable Preferred Stock	323,800

Total Liabilities	7,449,369

Preferred Stock	1,092,400
Common Stock	82,488
Accumulated Paid-In Capital	14,139,686
Accumulated Deficit	(12,789,856)
Treasury Stock, at cost	(327,493)

Total Stockholders’ Equity	2,197,225

Total Liabilities and Stockholders’ Equity	$9,646,594

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our CEO, Mr. Victor Salerno, and our Chief Financial Officer (“CFO”), Mr. Timothy Lockinger. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 8B: Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	62	President, CEO, COO, and Chairman of the Board
Timothy F. Lockinger	45	CFO, Secretary, Treasurer, and Director
Robert R. Barengo	64	Director
W. Larry Swecker	61	Director
Judith L. Zimbelmann	54	Director
Bruce Dewing	56	Director and President of AWIG

Victor J. Salerno has been our President, CEO, COO and Chairman of the Board since our inception. Mr. Salerno has been the President, CEO and a Director of Leroy’s since September, 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

Timothy F. Lockinger was named our CFO, Secretary, Treasurer and Director in January, 2001. Mr. Lockinger has served us in various consulting practices since 1989 and joined us on a full-time basis in August, 1997 as a manager of Mega$ports and Leroy’s. Mr. Lockinger was Director of Regulatory Compliance for Casino Data Systems, CFO for Si Redd at International Technical Systems, a Senior Agent with the Nevada Gaming Control Board’s Audit Division and has operated his own consulting/accounting firm.

Robert R. Barengo became a Director on July 1, 2005 and previously served on our Board of Directors from 1992 to 2000. Mr. Barengo has owned and operated his own law practice for over 30 years during which he has handled, among other matters, general business, municipal finance, bonding, investment banking, government and administration law, and gaming law. Mr. Barengo has extensive elected office and legislative experience as a Nevada Assemblyman (1972-1982) where he served on various committees including Interim Finance, Ways and Means, Commerce and Judiciary; Chairman of the Judiciary Committee (1973-1979); Speaker Pro Tempore (1978-1981); Chairman of the Legislative Commission (1981-1983); Speaker of the Assembly (1981-1983); and Judge Pro-Tem for the City of Sparks Municipal Court and the City of Reno Municipal Court (1976-1995). Mr. Barengo also served on the Board of Directors of Riviera Holdings Corporation, a publicly reporting company, from 1992 to April 2005 and also served as that company’s Director of Government and Public Affairs from January 2001 to April 2005.

W. Larry Swecker became a Director in April, 2000. Mr. Swecker, a Certified Public Accountant, has been President of Swecker & Company, Ltd., Certified Public Accountants, since January 1979. Prior to that he was a partner in the firm of Keltner Milam & Company, Certified Public Accountants, from 1975 to 1979. Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975. He has a Bachelor of Science in Business Administration from the University of Nevada Reno. Mr. Swecker is a member of the Audit, Compensation, and Compliance Committees of the Board of Directors.

Judith L. Zimbelmann became a Director in January, 2001. Ms. Zimbelmann is the daughter of Leroy Merillat, the founder of Leroy’s Horse & Sports Place and was formerly married to Victor Salerno. Ms. Zimbelmann is a private investor with numerous holdings and is a member of UV Doctor, LLC (which provides ultra-violet lighting for sterilization).

Bruce Dewing became a Director in July, 2003 and President of AWIG in July, 2005. Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions. Mr. Dewing was formerly the President of the Holder Hospitality Group, Inc. where he oversaw the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees. Mr. Dewing is a founding member of the Air Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association.

Licensing. Pursuant to Nevada gaming regulations/statutes and the status of Leroy’s, AWIM, AWIG and Sturgeon’s as gaming licensees, officers and directors of Leroy’s, AWIM, AWIG and Sturgeon’s must be investigated and licensed by the Commission, a process that may be both lengthy and expensive. Mr. Salerno and Mr. Lockinger are licensed by the Commission to be officers and directors of Leroy’s, AWIM and AWIG. In addition, Mr. Dewing is licensed by the Commission to be an officer and director of AWIG.

Involvement in certain legal proceedings. To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the Chapter 11 proceedings for AWI and Leroy’s, during which Mr. Salerno and Mr. Lockinger held their positions with us); (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Identification of the Audit Committee. We have a separately-designated standing Audit Committee. The members of the Audit Committee are W. Larry Swecker (Chairman), Robert R. Barengo and Judith L. Zimbelmann.

Audit Committee financial expert. Our Board of Directors has determined that the Chairman of our Audit Committee, W. Larry Swecker, who meets the audit committee independence criteria prescribed by NASDAQ, qualifies as an audit committee financial expert under the applicable rules of the SEC. Mr. Swecker’s qualifications include, among other things, his practice as a certified public accountant for the past 30 years.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except that Bruce Dewing and W. Larry Swecker made late From 4 filings to report stock options that we granted to them on January 31, 2004 and 2005. Mr. Dewing’s filings were made on July 13, 2005 and Mr. Swecker’s filings were made on July 21, 2005.

We also determined that in prior years, there were non-filings of certain Section 16(a) Reports. W. Larry Swecker was required to file Form 3 after he became a director in April 2000 and Form 4s after we granted stock options to him on January 31, 2002 and 2003. Bruce Dewing was required to file a Form 4 for his purchase of shares on August 4, 2003. Mr. Dewing’s Form 4 was not filed until July 19, 2005; Mr. Swecker’s Section 16(a) Reports were not filed until July 21, 2005.

Code of ethics disclosure compliance. We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

The following table sets forth certain information indicating the compensation we paid or accrued in each of our last three fiscal years to our executive officers.

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
Name and Position	Year Ended 01/31	Salary(1)	Bonus(2)	Other(3)(4)	Restricted Stock Awards	Common Stock Options (# of Shares)
Victor Salerno, CEO, COO and President	2006	$240,000	$21,791	$8,424	$0	50,000
	2005	$240,000	$0	$9,600	$0	0
	2004	$240,000	$31,343	$8,000	$0	0

Timothy F. Lockinger, CFO, Secretary and Treasurer	2006	$150,000	$8,717	$5,270	$0	50,000
	2005	$120,000	$0	$4,800	$0	0
	2004	$120,000	$12,537	$4,650	$0	0

Bruce Dewing, Director of AWI and President of AWIG	2006	$89,077	$8,717	$0	$0	250,000

(1)	Mr. Dewing’s annual salary as President of AWIG is $180,000; since being employed by AWIG in July, 2005, Mr. Dewing no longer receives compensation as a non-employee Director of AWI. The amounts reported for the fiscal year ending January 31, 2006 reflect our payments to Mr. Dewing as a non-employee Director for the period February 1, 2005 through June 30, 2005 and as President of AWIG for the period July 1, 2005 through January 31, 2006. Prior to our last fiscal year (ending January 31, 2006), Mr. Dewing was not an executive officer.
(2)	From our filing of the Chapter 11 Petitions on July 25, 2003 to the Effective Date on March 11, 2005, we did not pay bonuses to the executive officers. The amounts reported for the fiscal year ended January 31, 2004 were accrued in accordance with the executive officers’ employment agreements, but were not paid until after the Effective Date.
(3)	These amounts are our contributions under our 401(k) plan. Mr. Dewing will not be eligible for our 401(k) plan until such time as he has completed one year of service (on June 30, 2006).
(4)	In addition to the amounts reported in this column, each executive officer received perquisites and other person benefits, the aggregate amount of which did not exceed 10% of the total of such executive officer’s annual Salary and Bonus reported in the table.

The following table sets forth the number of exercisable and un-exercisable options held by the executive officers as of January 31, 2006, and the value of such options.

AGGREGATED OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTIONS VALUES

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or base price	Expiration Date
Victor J. Salerno	50,000	9.1%	$2.00	08/31/2012

Timothy F. Lockinger	50,000	9.1%	$2.00	08/31/2012

Bruce Dewing	250,000	45.5%	$1.80	06/10/2015

Name	No. of Shares Acquired on Exercise	Value Realized ($)	No. of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In the Money Options at Fiscal Year End ($) Exercisable/ Unexercisable
Victor J. Salerno	0	$0	30,000/50,000	$52,500/$0

Timothy F. Lockinger	15,000	$21,750	0 /50,000	$0/$0

Bruce Dewing	0	$0	800/250,000	$1,400/$0

Compensation of directors. Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $500 per month for each committee chaired.

We have granted the following stock options to our Directors (excluding terminated options):

DATE	GRANTED TO	NUMBER OF SHARES	TERMS
08/09/2001	Victor J. Salerno	30,000 (1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; expires on August 8, 2006

08/09/2001	Timothy F. Lockinger	15,000 (1)	$0.70 exercise price per share; exercised on December 21, 2005

08/09/2001	Judith L. Zimbelmann	1,200 (1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; expires on August 8, 2006

01/31/2002	W. Larry Swecker	400 (2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012

01/31/2003	W. Larry Swecker	400 (2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013

01/31/2004	W. Larry Swecker	400 (2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014

01/31/2004	Bruce Dewing	400 (2)	$0.15 exercise price per share; became fully exercisable on January 31, 2005; expires on January 31, 2014

01/31/2005	W. Larry Swecker	400 (2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

01/31/2005	Bruce Dewing	400 (2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

07/11/2005	Bruce Dewing	250,000 (1)	$1.80 exercise price per share; fully exercisable over a 5-year vesting schedule (20% per year commencing June 10, 2006); expires on June 10, 2015

08/31/2005	Robert R. Barengo	3,800 (2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Timothy F. Lockinger	50,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012

08/31/2005	Victor J. Salerno	50,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012

08/31/2005	W. Larry Swecker	3,800 (2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015

08/31/2005	Judith Zimbelmann	3,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012

(1)	Stock options were issued pursuant to our 2001 Stock Option Plan.
(2)	Stock options were issued pursuant to our Director’s Stock Option Plan.

Employment agreements. We have the following employment agreements with the following executive officers:

Victor Salerno: CEO, COO, President and Chairman of the Board of AWI. President and Director of each subsidiary except AWIG, of which he is Vice President and Director. Mr. Salerno’s employment agreement became effective on July 1, 2002 and the initial term expires on January 31, 2008; the employment agreement will automatically renew for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Salerno can resign without cause upon 30-days’ written notice to us. Mr. Salerno’s current annual base salary is $240,000, which is subject to annual review. In addition, Mr. Salerno is entitled to a performance bonus each year equal to 5% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. If we terminate Mr. Salerno’s employment without cause, if he resigns for good reason (as defined in the agreement) or if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Salerno, an amount equal to five times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for five years. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Timothy Lockinger: CFO, Secretary, Treasurer and Director of AWI. Secretary, Treasurer and Director of each subsidiary. Mr. Lockinger’s employment agreement became effective on July 1, 2002 and had an initial expiration date of January 31, 2006, but was automatically renewed through January 31, 2009. Thereafter, the agreement will automatically renew for additional 3-year terms unless either party gives the other party 180-days written notice to terminate. Mr. Lockinger’s current annual base salary is $150,000, which is subject to annual review. In addition, Mr. Lockinger is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage, and use of an automobile that we provide for him. Mr. Lockinger is also entitled to participate in our benefit plans available to our officers and employees generally. If we terminate Mr. Lockinger’s employment without cause, if he resigns for good reason (as defined in the agreement) or if his employment terminates for any reason (other than death or disability) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Lockinger, an amount equal to three times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for 30 months. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Bruce Dewing: President and Director of AWIG. Although not part of his employment agreement, Mr. Dewing was elected to AWI’s Board of Directors at our last annual meeting. Mr. Dewing’s employment agreement became effective on July 1, 2005 and the initial term expires on January 31, 2008; the employment agreement will automatically renew for additional 3-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Dewing can resign without cause upon 30-days written notice to us. Mr. Dewing’s current annual base salary is $180,000, which is subject to annual review. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 share of our common stock under a five-year vesting schedule. Mr. Dewing is also entitled to participate in our benefit plans available to our officers and employees generally. If we terminate Mr. Dewing’s employment without cause, if he resigns for good reason (as defined in the agreement) or if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Dewing, an amount equal to three times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for 30 months. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 24, 2006, the number and percentage of outstanding shares of our common stock, which, according to information supplied to the Company, are beneficially owned by: (i) each person who is a beneficial owner of more than 5% of our outstanding common stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30th (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person’s stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of April 30, 2006, but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 30, 2006, but does not assume the exercise of options by any persons outside of that group. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno (1)	2,438,054	29.6%
Judy Zimbelmann (2)	1,001,200	12.2%
Robert R. Barengo	525,000	6.4%
Timothy F. Lockinger	61,865	0.8%
W. Larry Swecker (3)	21,600	0.3%
Bruce Dewing (4)	95,600	1.2%

All directors and executive officers as a group (5)	4,143,319	50.5%

(1)	Includes 30,000 shares that may be acquired within 60 days of April 30, 2006 through the exercise of stock options.
(2)	Includes 1,200 shares that may be acquired within 60 days of April 30, 2006 through the exercise of stock options.
(3)	Includes 1,600 shares that may be acquired within 60 days of April 30, 2006 through the exercise of stock options.
(4)	Includes 50,800 shares that may be acquired within 60 days of April 30, 2006 through the exercise of stock options. Mr. Dewing and his wife share the voting and investment power with respect to his other 44,800 shares.
(5)	Includes 83,600 shares that may be acquired within 60 days of April 30, 2006 through the exercise of stock options.

Securities authorized for issuance under equity compensation plans. The following table provides information concerning compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plans Approved by Security Holders:

Name of Plan	Number of Shares to Issued Upon Exercise of Options Outstanding at 01-31-2006	Weighted-Average Exercise Price	Number of Shares Remaining Available For Future Issuance
2001 Stock Option Plan	887,998	$1.65	161,084

Director’s Stock Option Plan	10,000	$1.59	10,000

Equity Compensation Plans Not Approved by Security Holders: None.

Item 12. Certain Relationships and Related Transactions

Other than as set forth below, there have been no transactions during our last two fiscal years, nor are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

(a)	any director or executive officer;

(b)	any proposed nominee for election as a director;

(c)	any person who beneficially owns more than 5% of our outstanding common stock; or

(d)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Our policy regarding related transactions requires that any director or executive officer who has an interest in any transaction disclose the presence and the nature of the interest to our Board of Directors prior to any approval of the transaction by our Board of Directors. The transaction may then be approved by a majority of our disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of our Board of Directors to approve the transaction. Our policy regarding compensation for directors and executive officers is that our Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

On December 9, 1998, we redeemed shareholder notes totaling $1,892,424 from Victor J. Salerno (our President, CEO, COO and Chairman of the Board of Directors) and Judith Zimbelmann (one of our directors) in exchange for 18,924 shares of our Series A Preferred Stock at $100 per share. Mr. Salerno owns a total of 8,900 shares of Series A Preferred Stock (5,662 regular shares and 3,238 redeemable shares). Ms. Zimbelmann owns 5,262 share of Series A Preferred Stock (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by our Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share. Interest at the annual rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at our option. There were no shares called during the fiscal years ending January 31, 2006 or 2005. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with the Common Stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption. Those affected shares have been classified as “Redeemable Series A Preferred Stock” in the liabilities section of our Consolidated Balance Sheet, and may be put to us by Mr. Salerno for redemption at any time. As of January 31, 2006, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). When we and Leroy’s filed Chapter 11 Petitions, this Redeemable Series A Preferred Stock became subject to compromise under the Bankruptcy Code. (Under the Bankruptcy Code, the ordinary Series A Preferred Stock, which is classified in the equity section of our Consolidated Balance Sheet, was not designated as subject to compromise.) Pursuant to the Plan that we and Leroy’s consummated on March 11, 2005 (the “Effective Date”), the Redeemable Series A Preferred Stock is no longer considered subject to compromise, and we will pay the redemption price in the ordinary course of business.

During the months of August, September, October, November and December of 2004, 200 shares (40 shares each month) of Series A Preferred Stock were sold by Ms. Zimbelmann to Mr. Salerno. Prior to those sales, each holder of the Series A Preferred Stock had the same number of regular shares.

From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	PAID	ACCRUED	UNPAID
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005	$226,241	$0	$0

The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

In return for Mr. Salerno’s personal guarantees of certain ILOCs that we obtained to meet the Regulation 22.040 reserve requirement, we paid Mr. Salerno $8,750 on June 30, 2005 and $52,500 on June 30, 2004. Effective September 1, 2005, the ILOCs were replaced with a surety bond from Travelers. As the surety bond is collateralized by a $1.2 million cash deposit held at Smith Barney, we anticipate that personal guarantees from Mr. Salerno in regard to the reserve requirement will not be required in the future.

On March 1, 2006, AWIG’s acquisition of Sturgeon’s Inn & Casino was financed, in part, through $300,000 provided by Victor and Terina Salerno (collectively, the “Salernos”) under their February 16, 2006 Guaranty Agreement with AWI. With respect to any funding that the Salernos provide for us under the Guaranty Agreement, we will make monthly interest payments to the Salernos at the rate of 10% per annum on the outstanding portion of such funding and will reimburse them for finance charges, fees and other expenses they incur under a personal revolving line of credit with their bank (the “Personal Line of Credit”) that they use to provide the funding. The Personal Line of Credit is secured by the Salernos’ residence and provides for an interest rate of 0.5% below the prime rate published by The Wall Street Journal, adjusted annually (the current interest rate on the Personal Line of Credit is 6.75%). As of the date of this report, the outstanding balance owed to the Salernos in connection with the Guaranty Agreement has been reduced to zero.

Since July 1, 2003, we have employed on a full-time basis Terina Salerno, the wife of Mr. Salerno, as our General Counsel. Her current annual compensation is $81,120.

Since November 1, 1998, we have employed on a full-time basis John Salerno, the son of Victor J. Salerno and Judith L. Zimbelmann, as a gaming analyst of Leroy’s. His current annual compensation is $44,000.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Restated Amended Joint Plan of Reorganization of AWI and Leroy’s

3.1*	By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed August 31, 2005, SEC File No. 000-20685)

3.2*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)

3.3*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of AWI (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)

10.1*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)

10.2*	Purchase and Sale Agreement for the acquisition of Sturgeon’s Inn & Casino (see Exhibit 10.1 to Form 8-K filed June 21, 2005, SEC File No. 000-20685)

10.3*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.4*(A)	Executive Employment Agreement between American Wagering, Inc. and Timothy F. Lockinger dated June 28, 2002 (see Exhibit 10.2 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.5*(A)	Executive Employment Agreement between American Wagering, Inc. and Bruce Dewing dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)

10.6(A)	Form of stock option agreement under American Wagering, Inc. 2001 Stock Option Plan

10.7(A)	American Wagering, Inc. Directors Stock Option Plan and form of stock option agreement

10.8(A)	Compensation terms for AWI directors

14.1*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)

21.1	Subsidiaries of American Wagering, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*	These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.
(A)	Management contract or compensatory plan or arrangement.

Item 14: Principal Accountant Fees and Services

We selected the firm of Piercy Bowler Taylor & Kern (“PBTK”) to audit our consolidated financial statements for the fiscal year ended January 31, 2006. PBTK previously audited our consolidated financial statements for the years ended January 31, 2005, 2004, 2003, 2002 and 2001. PBTK’s primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit Committee’s pre-approval of engagement. Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our Audit Committee. All of our principal accountants’ services for which we paid tax-related fees or other non-audit fees for our last two fiscal years, as described below, were within the scope of the engagement that our Audit Committee approved before we entered into the engagement.

Total fees. Total fees paid to PBTK are as follows:

	Year Ending January 31,
Service Provided	2006	2005
Audit Service Fees	$68,616	$67,886
Tax Service Fees	16,140	12,623
Other Fees	12,179	4,453

Total	$96,935	$84,962

Audit Service Fees. The aggregate fees for audit services were for the audits of our annual and quarterly consolidated financial statements.

Tax Fees. The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees. The aggregate Other Fees were for audits of our 401(k) plan and all other non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

By:	/s/ Victor Salerno
Victor Salerno President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Salerno Victor Salerno	Chief Executive Officer, President, Director	May 1, 2006

/s/ Timothy F. Lockinger Timothy F. Lockinger	Chief Financial Officer, Secretary, Treasurer, Director	May 1, 2006

/s/ Robert R. Barengo Robert R. Barengo	Director	May 1, 2006

/s/ W. Larry Swecker W. Larry Swecker	Director	May 1, 2006

/s/ Judith Zimbelmann Judith Zimbelmann	Director	May 1, 2006

/s/ Bruce Dewing Bruce Dewing	Director	May 1, 2006