Form 10QSB
period 2006-04-30
AMERICAN WAGERING INC
filed 2006-06-14
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,216,762 shares of Common Stock as of June 9, 2006

Transitional Small Business Disclosure Format (Check one): Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

ITEM		PAGE
1	Legal Proceedings	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Submission of Matters to a Vote of Security Holders	19

5	Other Information	19

6	Exhibits	19

Part I – Financial Information

Item 1. Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2006 (Unaudited)	January 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,737,194	$2,221,445
Restricted Cash	1,306,371	1,296,204
Accounts Receivable, net of doubtful accounts allowance	697,339	334,150
Inventories	533,596	702,591
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	510,031	407,696

TOTAL CURRENT ASSETS	5,225,012	5,402,567
Property and Equipment, net	3,910,387	2,047,840
Goodwill	103,725	103,725
Other Assets	240,419	295,367

TOTAL ASSETS	$9,479,543	$7,849,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$219,233	$208,400
Accounts Payable	508,024	483,852
Accrued Expenses	1,087,611	884,197
Unpaid Winning Tickets	641,696	739,074
Customer Deposits and Other Current Liabilities	598,246	1,416,764

TOTAL CURRENT LIABILITIES	3,054,810	3,732,287

LONG-TERM DEBT, less current portion	1,622,500	129,423
OTHER LONG-TERM LIABILITIES	1,233,919	1,315,784

TOTAL LONG-TERM LIABILITIES	2,856,419	1,445,207

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

TOTAL LIABILITIES	6,235,029	5,501,294

STOCKHOLDERS’ EQUITY
Series A Preferred Stock – 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,254,170 and 8,248,864 shares issued	82,541	82,488
Additional Paid-In Capital	14,217,187	14,139,686
Deficit	(11,820,121)	(12,638,876)
Treasury Stock (61,100 shares)	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	3,244,514	2,348,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,479,543	$7,849,499

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30,
	2006	2005
Revenues
Wagering	$2,680,279	$2,188,813
Systems	1,842,091	1,117,482

	4,522,370	3,306,295

Direct Costs
Wagering	1,785,991	1,433,584
Systems	731,341	641,064

	2,517,332	2,074,648

Administrative Costs and Expenses
Research and Development	239,361	242,179
Selling, General and Administrative	753,729	655,401
Depreciation and Amortization	169,018	91,790

	1,162,108	989,370

TOTAL OPERATING COSTS AND EXPENSES	3,679,440	3,064,018

OPERATING INCOME	842,930	242,277

Other Income (Expense)
Interest Income	16,778	13,929
Interest Expense	(34,219)	(3,645)
Reorganization Expense		(17,987)
Other, net	27,798	100,706

	10,357	93,003

INCOME BEFORE INCOME TAX BENEFIT	853,287	335,280
PROVISION FOR INCOME TAX		36,881

NET INCOME	$853,287	$298,399

BASIC AND DILUTED EARNINGS PER SHARE	$0.10	$0.03

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended April 30,
	2006	2005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,221,445	$3,998,851

Net cash provided by (used in) operating activities	75,669	(1,184,492)

INVESTING ACTIVITIES
Increase in restricted cash	(10,132)
Withdrawals of restricted cash		60,818
Decrease in notes receivable		320,000
Purchase of property and other, including $300,000 in 2006 acquisition	(464,955)	(101,562)

Net cash provided by (used in) investing activities	(475,087)	279,256

FINANCING ACTIVITIES
Sale of stock	3,378	5,954
Repayment of borrowings	(353,679)	(24,066)
Proceeds from borrowings	300,000
Current dividends on preferred stock	(34,532)	(34,532)
Payment of preferred stock dividends in arrears		(213,400)

Net cash used in financing activities	(84,833)	(266,044)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(484,251)	(1,171,280)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,737,194	$2,827,571

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 30, 2006

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results of operations for the current interim period are not necessarily indicative of results to be expected for the full year. For further information, please refer to the consolidated financial statements of American Wagering, Inc. (“AWI”) and Subsidiaries, and the related notes, included in the Annual Report on Form 10-KSB of AWI for the fiscal year ended January 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”) (from which consolidated balance sheet information of AWI and its subsidiaries (collectively, the “Company”) at January 31, 2006, included in this report, was derived). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain minor reclassifications have been made to amounts in the consolidated financial statements of prior periods to conform to the current period presentation.

The Company has issued various stock options in exchange for services rendered and to be rendered. Prior to February 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“Statement 123”). However, as permitted under Statement 123, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Effective February 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and applied the provisions of SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, stock-based compensation expense recognized during the quarter ended April 30, 2006 of $74,176 included compensation for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted or vesting on or subsequent to February 1, 2006, based on the fair value estimates in accordance with SFAS No. 123R. Had we not adopted and implemented SFAS No. 123R, net income for the quarter ended April 30, 2006 would have been $927,463 ($74,176 higher) and basic and diluted earnings per share would have been $0.11 ($0.01 higher).

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, under which no compensation expense was recorded as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied SFAS No. 123 in the prior period.

Three Months Ended April 30, 2005
Net income, as reported	$298,399
Total stock-based employee compensation expense determined under fair-market value based method for all rewards, net of related tax effects

Pro forma net income	$298,399

Earnings per share:
Basic and diluted, as reported	$0.03
Basic and diluted, pro forma	$0.03

2. Reorganization Expenses

Reorganization expenses were charged to expense as incurred. The following table provides a breakdown of reorganization expenses.

	Three Months Ended April 30,
	2006	2005
United States Trustee (Taxes)		$6,250
Legal Counsel (Bankruptcy)		8,381
Interest Expense		3,356

Total	$0	$17,987

3. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Except in loss years when to do so would be anti-dilutive, diluted earnings per share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends. For the operating periods presented, the tables below reconcile net income and weighted average shares outstanding used to calculate basic and diluted income per share.

	Three Months Ended April 30,
	2006	2005
Net Income	$853,287	$298,399
Preferred stock dividends	(34,532)	(34,532)

Net income as adjusted	$818,755	$263,867

Basic weighted average shares outstanding	8,190,631	7,838,572

Diluted weighted average shares outstanding	8,272,833	7,986,223

The following factors were considered in determining the diluted weighted average shares outstanding:

	Three Months Ended April 30,
	2006	2005
Stock Options Outstanding	892,692	236,461
Stock Options Exercisable	335,092	235,661
Exercise Price – Low	$0.12	$0.12
Exercise Price – High	$2.00	$0.70
Average Market Price	$1.62	$1.55
Net income as adjusted	$818,755	$263,867
Diluted weighted average of the options outstanding (1)	137,531	246,485
Anti-dilutive weighted average excluded (1)	52,462	97,108

(1)	Options are not included in the weighted average number of shares outstanding if their effect is anti-dilutive or if the exercise price is greater than the market price.

4. Stock Options

2001 Stock Option Plan.

OPTIONS
Balance at January 31, 2006	887,998
Exercised	(5,306)

Balance at April 30, 2006	882,692

•	332,692 options are exercisable.

•	Prices range from $0.50 to $2.00, with an average price of $1.65.

•	Expiration dates range from August 9, 2006 to December 14, 2015.

•	161,084 options are available for grant under the plan.

Vesting Schedule – 2001 Stock Option Plan

Vested at April 30, 2006	332,692
Vesting, fiscal year ending January 31, 2007	170,000
Vesting, fiscal year ending January 31, 2008	170,000
Vesting, fiscal year ending January 31, 2009	70,000
Vesting, fiscal year ending January 31, 2010	70,000
Vesting, fiscal year ending January 31, 2011	70,000

Number of Options Outstanding at April 30, 2006	882,692

Directors’ Stock Option Plan.

OPTIONS
Balance at January 31, 2006 and at April 30, 2006	10,000

•	2,400 options are exercisable.

•	Prices range from $0.12 to $2.00, with an average price of $1.59.

•	Expiration dates range from January 31, 2012 to August 31, 2015.

•	The Director’s Stock Option Plan expired on April 30, 2006, but the Company is considering amending the plan to provide for a later expiration date. If the Company does so, then 10,000 options will remain available for grant under the plan.

Vesting Schedule – Director’s Stock Option Plan

Vested at April 30, 2006	2,400
Vesting, fiscal year ending January 31, 2007	3,800
Vesting, fiscal year ending January 31, 2008	3,800

Number of Options Outstanding at April 30, 2006	10,000

5. Business Segments

The Company conducts operations through two primary business segments: Wagering and Systems.

Wagering. The Wagering segment is comprised of Leroy’s Horse & Sports Place, Inc. (“Leroy’s”), AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Sturgeon’s, LLC. Leroy’s owns and operates race and sports books in the state of Nevada. AWIM leases self-service race and sports wagering kiosks; at the present time, Leroy’s accounts for the bulk of AWIM’s revenues. AWIG is the sole member of Sturgeon’s, LLC, the operator of Sturgeon’s Inn & Casino in Lovelock, Nevada.

Systems. The Systems segment is comprised of Computerized Bookmaking Systems, Inc. (“CBS”) and Contest Sports Systems, Inc. (“CSS”). CBS designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. CSS leases contest-related self-service kiosks.

	Three Months Ended April 30,
	2006	2005
Wagering Revenue:
Leroy’s	$2,259,523	$2,188,813
AWIM	3,180
Sturgeon’s Inn & Casino	417,576

	2,680,279	2,188,813

Systems Revenue:
CBS	1,842,091	1,117,482

	1,842,091	1,117,482

Total Revenue	$4,522,370	$3,306,295

	Three Months Ended April 30,
	2006	2005
Wagering Administrative Costs and Expenses:
Direct Costs	$1,785,991	$1,433,584
Unallocated	371,740	313,048
Depreciation/Amortization	123,432	56,885

	2,281,163	1,803,517

Systems Administrative Costs and Expenses:
Direct Costs	731,341	641,064
Research and Development	239,361	242,179
Unallocated	381,989	342,353
Depreciation/Amortization	45,586	34,905

	1,398,277	1,260,501

Total Administrative Costs and Expenses	$3,679,440	$3,064,018

	Three Months Ended April 30,
	2006	2005
Operating Income (Loss):
Wagering	$399,116	$385,296
Systems	443,814	(143,019)

Total Operating Income (Loss)	$842,930	$242,277

	Three Months Ended April 30,
	2006	2005
Income Before Income Tax:
Wagering Operating	$399,116	$385,296
Systems Operating (Loss)	443,814	(143,019)
Other Income	10,357	93,003

Total Income Before Income Tax	$853,287	$335,280

	Three Months Ended April 30,
	2006	2005
Income Tax (Benefit):
Wagering	$135,699	$42,383
Systems	150,897	(15,732)
Unallocated	(286,596)	10,230

Total Income Tax	$0	$36,881

	Three Months Ended April 30,
	2006	2005
Net Income (Loss):
Wagering	$263,417	$342,913
Systems	292,917	(127,287)
Unallocated	296,953	82,773

Net Income	$853,287	$298,399

6. Acquisition of Sturgeon’s Inn & Casino

On March 1, 2006, AWIG acquired the assets of Sturgeon’s Inn & Casino for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000 as follows. As of April 30, 2006, the indebtedness has been reduced to $1,500,000 as noted below.

Great Basin Bank of Nevada

AWIG, guaranteed by AWI and Sturgeon’s, LLC, borrowed $1,500,000 from Great Basin Bank of Nevada for the acquisition of Sturgeon’s Inn & Casino. This commercial loan is collateralized by a 1st deed of trust on Sturgeon’s Inn & Casino and a security interest in the personal property and fixtures of Sturgeon’s Inn & Casino. Interest at the Wall Street Journal-listed prime rate plus 2% (currently, 9.5%) is payable monthly. The principal is due in a single payment on March 1, 2008.

Victor and Terina Salerno

On February 16, 2006, AWI entered into a Guaranty Agreement with Victor and Terina Salerno, which was amended and restated on June 8, 2006. Under the Guaranty Agreement, which has a five-year term, Mr. and Mrs. Salerno have agreed to guarantee certain indebtedness of AWI or its wholly-owned subsidiaries, in amounts not to exceed $500,000 in the aggregate. Mr. and Mrs. Salerno provided funding under the Guaranty Agreement in order for AWIG to complete the acquisition of Sturgeon’s Inn & Casino. As consideration under the Guaranty Agreement, AWI made monthly interest payments to Mr. and Mrs. Salerno, at the rate of ten percent per annum, on any balance outstanding under the Guaranty Agreement and reimburses them for finance charges, fees and other expenses that they incur under a $500,000 revolving line of credit with their bank, to the extent that they use the line of credit to provide funding for AWI or its subsidiaries. To complete the acquisition of Sturgeon’s Inn & Casino, AWI borrowed $300,000 from Mr. and Mrs. Salerno against this Guaranty Agreement; the $300,000 loan was subsequently repaid.

The operating results of Sturgeon’s Inn & Casino are included with our operating results for the period subsequent to our acquisition of it on March 1, 2006. Depreciation and amortization related to the acquisition is calculated based on our preliminary purchase price allocation, subject to change, as noted below.

Sturgeon’s Inn & Casino

Purchase Price Allocation

Land	$300,000	Not depreciable
Buildings	900,000	Straight-line depreciation, 30 years
Other	600,000	Straight-line depreciation and amortization, 5-7 years

Total Purchase Price	$1,800,000

The preparation of our consolidated financial statements requires us to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. We periodically evaluate our policies, and our estimates and assumptions related to these policies. The revenues of Sturgeon’s Inn & Casino are primarily in the form of cash, personal checks, credit cards, or gaming chips and tokens, which by their nature do not require complex estimates. We estimate certain liabilities with payment periods that extend for longer than several months. We believe that these estimates are reasonable based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

In addition to previously disclosed accounting policies and estimates, management has determined that the following accounting policies and related estimates are significant to the preparation of our consolidated financial statements with respect to the Sturgeon’s Inn & Casino operation because such estimates are highly uncertain or susceptible to change so as to present a significant risk of a material impact on our financial condition or operating performance. Such policies and estimates were selected from among available alternatives, or require the exercise of significant management judgment to apply.

Revenue recognition and promotional allowances: Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for tokens in the customer’s possession (“outstanding token liability”). Food and beverage and other operating revenues are recognized as services are performed. Advance deposits are recorded as deferred revenue until services are provided to the customer. Sturgeon’s Inn & Casino gaming (casino), food and beverage and other operating revenues are included in wagering revenue.

Revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.)” Accordingly, cash incentives to customers for gambling, which are not material, have been recognized as a direct reduction of casino revenue.

Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to customer, which are not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s Inn & Casino had occurred at the beginning of the prior fiscal year:

Three Months Ended April 30, 2005
Revenues	$3,972,065
Operating Expenses	3,920,655

Operating Income	51,410
Other Income	190,913

Income Before Income Taxes	242,323
Provision for Income Taxes	36,881

Net Income	$205,442

Basic and Diluted Earnings Per Share	$0.03

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition and sale been completed as of the beginning of the prior fiscal year, or of future results.

7. Litigation

We issued a certificate for 250,000 shares of AWI’s common stock in the name of Michael Racusin (“Racusin”) pursuant to the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”). On May 13, 2005, Racusin filed with the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) a notice of appeal of the ruling by the BAP. Oral arguments in the appeal have been scheduled for July 24, 2006. We do not know when the 9th Circuit will make a decision on Racusin’s appeal, but we believe that a decision before September 2006 is unlikely. If the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock; such an event could adversely affect our liquidity and future results. We can not predict the outcome of Racusin’s appeal to the 9th Circuit and no estimated minimum loss is currently accrued.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements. Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include the words “may,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and similar words and include all discussions about our ongoing or future plans, objectives or expectations. We do not guarantee that any of the transactions or events described in this report will happen as described or that any positive trends suggested or referred to in this report will continue. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and results and are based upon what we consider to be reasonable future estimates. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them include, but are not limited to:

•	increased competition in the race and sports wagering business;

•	our ability to develop and refine products and technologies in a timely manner, and the market’s acceptance of them;

•	our ability to carry out our plans to grow the Company through the acquisition and operation of hotel/casino properties;

•	the possibility that the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) will overturn the favorable ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”) in the Racusin case;

•	the availability and adequacy of our cash flow to meet our requirements;

•	our ability to control our operating expenses;

•	our ability to secure external sources of financing on acceptable terms, including financing to implement our acquisition plans mentioned above;

•	changes or developments in laws, regulations or taxes affecting the race and sports wagering business;

•	economic, demographic, business and other conditions in our local and regional markets;

•	actions taken or not taken by third parties, such as our customers, competitors and vendors, as well as legislative, regulatory, judicial and other governmental authorities;

•	a decline in the public acceptance of wagering;

•	changes in our personnel or their compensation, including those resulting from changes in minimum wage requirements;

•	our ability to continue to meet the reserve requirements of the Nevada Gaming Commission;

•	our failure to obtain, delays in obtaining, or loss of, any licenses, permits or approvals, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

•	other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs or travel concerns that may adversely affect the economy in general or the Nevada gaming industry in particular;

•	the consequences of the war in Iraq and other military conflicts or political instability in the Middle East and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

•	other risk factors discussed elsewhere in this report.

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

“CBS” means Computerized Bookmaking Systems, Inc., a wholly-owned subsidiary AWI.

“CSS” means Contest Sports Systems, Inc., a wholly-owned subsidiary of CBS.

“Leroy’s” means Leroy’s Horse & Sports Place, Inc., a wholly-owned subsidiary of AWI.

“Sturgeon’s, LLC” means Sturgeon’s, LLC, a wholly-owned subsidiary of AWIG.

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeon’s, LLC).

Overview. Our primary operating strategies for the foreseeable future will be to focus on our core businesses relating to the race and sports industry and to grow the Company through the acquisition/operation of hotel/casino properties. In regard to Leroy’s, we intend to continue operating its existing race and sports books, add new books where and when we are able to secure agreements for them, and operate more efficiently in order to reduce expenses. In regard to CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. In regard to AWIM, we intend to continue developing self-service wagering kiosks, installing the kiosks in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosks to non-Leroy’s locations. In regard to CSS, we intend to continue developing contest-related kiosks and marketing the kiosks to non-Leroy’s locations. In regard to AWIG, we intend to acquire and operate hotel/casino properties if we are able to obtain the necessary financing on acceptable terms. In regard to Sturgeon’s, we intend to continue operating the facility, refreshing the slot floor, upgrading the property as cash flow permits, and operating more efficiently in order to reduce expenses. In addition, we have implemented and are continuing to initiate other cost-cutting measures.

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows. We plan to accumulate cash liquidity to fund the purchase of kiosks and to deal with the seasonality of sports betting, the uncertain timing of system sales, etc.

Liquidity and capital resources. For the three months ended April 30, 2006, we funded our operations primarily with net cash provided by operating activities. (See “Acquisition of Sturgeon’s Inn & Casino” below for significant debt financings during the period.) As of April 30, 2006, we had net working capital of $2,170,202, compared to working capital of $1,670,280 at January 31, 2006. As of April 30, 2006, we had $1,737,194 in cash and cash equivalents, $1,306,371 in restricted cash, and $1,841,734 in debt. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs to inventory and assemble race/sports systems for our CBS customers. We believe that our ongoing efforts to contain costs and operate efficiently, combined with the growth in handle and system sales, have improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital requirements for at least the next 12 months.

Net cash provided by operating activities for the three months ended April 30, 2006, compared to net cash provided by operating activities for the same period last year, increased by $1,260,161 primarily due to the settlement of the Racusin judgment ($1,672,249) with 250,000 shares of AWI common stock.

Net cash used in investing activities for the three months ended April 30, 2006, compared to net cash used in investing activities for the same period last year, increased by $754,343 primarily due to the increase in the purchase of property and equipment ($363,393) (+357.80%) in the period for the current year and a one-time receipt on a note receivable of $320,000 for the same period last year.

Net cash used by financing activities for the three months ended April 30, 2006, compared to net cash provided by financing activities for the same period last year, decreased by $181,211 primarily due to the one-time payment of preferred stock dividends in arrears of $213,400 for the same period last year.

We do not have any off-balance sheet financing arrangements or liabilities.

Nevada Gaming Commission Regulation 22.040. Nevada Gaming Commission (“NGC”) Regulation 22.040 requires us to have reserves (cash, surety bonds, irrevocable standby letters of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. As of April 30, 2006, we maintain a Regulation 22.040 reserve in the amount of $2,400,000 in the form of a surety bond issued by Travelers Casualty and Surety Company of America (“Travelers”). The surety bond is secured by a $1,200,000 cash deposit that we maintain at Smith Barney. We anticipate the Travelers surety bond will be sufficient to fully fund the Regulation 22.040 reserve requirement throughout the summer months and we are currently seeking to increase the amount of the surety bond at the next renewal period (September 1, 2006). In the event we are unable to maintain the Regulation 22.040 reserve or satisfy any increased reserve requirement, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts and a reduction in our sports handle.

Acquisition of Sturgeon’s Inn & Casino. On March 1, 2006, AWIG acquired the assets of Sturgeon’s for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000 as follows. As of April 30, 2006, the indebtedness has been reduced to $1,500,000 as noted below.

Great Basin Bank of Nevada

AWIG, guaranteed by AWI and Sturgeon’s, LLC, borrowed $1,500,000 from Great Basin Bank of Nevada for the acquisition of Sturgeon’s. This commercial loan is collateralized by a 1st deed of trust on Sturgeon’s and a security interest in the personal property and fixtures of Sturgeon’s. We pay Great Basin Bank of Nevada interest at the Wall Street Journal-listed prime rate plus 2% (currently, 9.5%) monthly. The principal is due in a single payment on March 1, 2008.

Victor and Terina Salerno

On February 16, 2006, AWI entered into a Guaranty Agreement with Victor and Terina Salerno, which was amended and restated on June 8, 2006. Under the Guaranty Agreement, which has a five-year term, Mr. and Mrs. Salerno have agreed to guarantee certain indebtedness of AWI or its wholly-owned subsidiaries, in amounts not to exceed $500,000 in the aggregate. Mr. and Mrs. Salerno provided funding under the Guaranty Agreement in order for AWIG to complete the acquisition of Sturgeon’s. As consideration under the Guaranty Agreement, AWI makes monthly interest payments to Mr. and Mrs. Salerno, at the rate of ten percent per annum, on any balance outstanding under the Guaranty Agreement and reimburses them for finance charges, fees and other expenses that they incur under a $500,000 revolving line of credit with their bank, to the extent that they use the line of credit to provide funding for AWI or its subsidiaries. To complete the acquisition of Sturgeon’s, AWI borrowed $300,000 from Mr. and Mrs. Salerno against this Guaranty Agreement; the $300,000 loan was subsequently repaid.

Other. We may, from time to time, seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions). To raise capital, we may seek to sell additional equity securities (common or preferred), issue debt or convertible securities, or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in dilution to our shareholders.

For the three months ended April 30, 2006, we did not enter into any new capital lease arrangements. $56,491 in capital lease obligations will come due in the next 12 months.

Results of operations. We report our results of operations through two operating segments: Wagering (Leroy’s, AWIM, AWIG and Sturgeon’s) and Systems (CBS and CSS). Although we take numerous factors into consideration, the operating income of each segment is a significant profitability measure that we use to allocate resources and assess performance of each segment.

Three Months Ended April 30:

	Three Months Ended April 30,
	2006	2005	$ CHANGE	% CHANGE
Revenue	$4,522,370	$3,306,295	$1,216,075	36.78%
Costs and Expenses	3,679,440	3,064,018	615,422	20.09%

Operating Income	842,930	242,277	600,653	247.92%
Other Income (Expense)	10,357	93,003	(82,646)	(88.86%)

Income Before Income Taxes	853,287	335,280	518,007	154.50%
Income Tax Expense		(36,881)	36,881	(100.00%)

Net Income	$853,287	$298,399	$554,888	185.95%

Revenues for the quarter ending April 30, 2006 increased $1,216,075 (+36.8%) compared to the quarter ending April 30, 2005.

•	Leroy’s sports handle (the total amount wagered) increased $1,178,812 (+5.4%) over the first quarter of last year largely due to our marketing efforts, resulting in increased sports win of $68,945 (+3.4%). We anticipate that handle will continue to increase over the next several quarters as we expand our marketing and promotional campaigns. Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits.

•	Sturgeon’s: We completed the acquisition of Sturgeon’s on March 1, 2006, and began operating the property as of that date; operations at Sturgeon’s account for $417,576 of the revenue increase experienced in the first quarter of the current fiscal year. We anticipate that revenues from the Sturgeon’s operation will increase during the upcoming summer months (with a possible decline in the winter months) as we continue our program of refreshing the slot floor, upgrading food and beverage offerings, and enacting additional marketing/promotional campaigns. With the exception of new slot machine purchases, the upgrades are being financed through the cash flow generated by the property.

•	CBS system sales increased $693,230 (+144.4%) over the same period last year primarily due to the completion of several system upgrades (installations of T-3 wagering terminals and upgrades to the HP Integrity operating system). System sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of Nevada casinos that operate race and sports book servers, and vary substantially from quarter to quarter; system sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. We expect that system sales will remain relatively flat until we begin marketing our next generation of point-of-sale terminals (scheduled for release during the fourth quarter of this fiscal year).

•	The remaining increase in revenues for the quarter ended April 30, 2006 ($36,324) is attributed to normal fluctuations in other areas (i.e., Leroy’s pari-mutuel commission, AWIM commissions, CBS maintenance contracts, etc.).

Costs and expenses for the quarter ending April 30, 2006, increased $615,422 (+20.1%) from costs and expenses for the quarter ending April 30, 2005.

•	The acquisition and operation of Sturgeon’s added $376,616 (+100.0%) to the overall costs and expenses of the Company. We anticipate that future operating expenses for Sturgeon’s will remain relatively stable with slight fluctuations caused by the seasons.

•	The formation of AWIG, as the sole member and parent company of Sturgeon’s, LLC, added $30,801 (+100.0%) to the overall costs and expenses of the Company. We anticipate that these expenses will be substantially reduced in future periods.

•	Direct costs for CBS increased $90,277 (+14.1%) over the same period last year primarily due to additional purchases in connection with system sales. These direct costs are expected to fluctuate in future fiscal periods in proportion to increases/decreases in systems sales.

•	Depreciation and amortization increased $77,228 (+84.1%) over the same period last year. Leroy’s increased by $66,547 (+117.0%) due primarily to upgrades to the point-of-sale wagering terminals and the HP Integrity server completed during the fiscal year ended January 31, 2006. CBS increased by $10,681 (+30.6%) due primarily to upgrades of computer equipment and software. We anticipate that depreciation and amortization will stabilize at current levels as significant capital expenditures are not currently projected.

•	As a result of the adoption and application of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), we recognized stock-based compensation expense during the quarter ended April 30, 2006 of $74,176 for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006. We anticipate that stock-based compensation expense will stabilize at current levels as stock options continue to vest over the next several years.

•	The remaining decrease in costs and expenses for the quarter ended April 30, 2006 (-$33,676) is attributed to normal fluctuations in other areas (research and development expenses, selling, general and administrative expenses, etc.).

As a result of revenues increasing at a faster rate than cost and expenses (+36.8% for revenues versus +20.1% for costs and expenses), our operating income for the quarter ending April 30, 2006 increased $600,653 (+247.9%) from the operating income for the quarter ending April 30, 2005.

Other income (expense) for the quarter ending April 30, 2006 decreased $82,646 (-88.9%) compared to the quarter ending April 30, 2005.

•	Interest income increased $2,849 (+20.5%) over the same period last year due primarily to moving the cash collateral for the NGC Regulation 22.040 reserve requirement to a higher paying account at SmithBarney.

•	Interest expense increased $30,573 (+838.7%) over the same period last year due primarily to a loan obtained from Great Basin Bank of Nevada ($1,500,000 principal balance) used to complete the acquisition of Sturgeon’s.

•	Reorganization expenses decreased $17,987 (-100.0%) over the same period last year due to our successful emergence from Chapter 11 proceedings.

•	A one-time adjustment to judgments payable for a judgment that had been previously recorded resulted in a decrease of $70,876 (-72.4%).

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

Wagering Segment Revenue: For gaming-related wagering segment revenues, we record revenues in compliance with the Nevada Revised Statutes and the Regulations of the NGC and State Gaming Control Board.

•	For sports and non-pari-mutuel races, we use an accrual method under which we recognize the handle (total amount wagered) as revenue on the day the event occurs (rather than the day we accept the wager) and we reduce such revenue by the total amount owed to patrons with winning wagers. We then adjust upwardly this gross calculation (handle less payouts) to account for any winning wagers that were not redeemed (cashed) within the specified time period.

•	For pari-mutuel races, we record commission and breakage revenues when the wagers are settled, typically the same day as when the wagers are placed.

•	For slot machines, we calculate revenue as drop (the total amount removed from the machine) less fills and payouts.

•	For bingo, we calculate revenue as handle (the total amount wagered) less payouts.

For non-gaming-related wagering segment revenues such as food, beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing the revenue as it is earned.

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

Accounting for long-lived assets: Our owned property and equipment are recorded at cost and depreciated to residual values over their estimated useful lives under the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The estimated useful life of our equipment generally ranges from 3 to 10 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will recognize an impairment loss if the carrying amount of the asset is not recoverable from its undiscounted cash flows; the impairment would be measured as the difference between the carrying amount and fair value of the asset.

Accounting for income taxes: In assessing when to realize deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. We will recognize an impairment loss if we determine that all or a portion of the deferred tax asset will not be realized. We believe that we will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $440,481, which resulted primarily from net operating loss carryforwards and unrealized losses, will be realized. We have assessed a valuation allowance against the remainder of the deferred tax asset primarily due to our previous history of losses and we continue to reevaluate this asset periodically.

Stock-based compensation. On February 1, 2006, we adopted the Financial Accounting Standards Board’s Revised Statement No. 123, Accounting for Share-Based Payment (“SFAS 123R”) using the modified prospective method in which compensation cost is recognized only prospectively following adoption.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting, except as noted below.

On March 1, 2006, we acquired Sturgeon’s. We are currently assessing the effectiveness of the internal controls of Sturgeon’s and have begun to incorporate certain Company controls and procedures into this recently acquired business. Upon completion of our assessment of the effectiveness of the internal controls of Sturgeon’s and our implementation of certain controls and procedures there, we will provide a conclusion in our annual report on Form 10-KSB for the year ended January 31, 2007.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Racusin

There were no material developments during the quarter ended April 30, 2006. After the end of the quarter, we were notified that the 9th Circuit has set July 24, 2006 as the date for oral arguments in the appeal. Please refer to our Form 10-KSB for the year ended January 31, 2006 for further information about this proceeding.

Other

We are not a party to any other material pending legal proceedings nor, to our knowledge, are any other material legal proceedings threatened against us or our subsidiaries. We maintain insurance coverage, including property, workers compensation and general liability insurance, which we consider adequate for our size and the nature of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Amended and Restated Guaranty Agreement, dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: June 14, 2006

/s/ Timothy F. Lockinger
Timothy F. Lockinger
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Accounting Officer)