Form 10QSB
period 2006-07-31
AMERICAN WAGERING INC
filed 2006-09-14
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,379,879 shares of Common Stock as of September 8, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Part I – Financial Information

Item 1.	Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2006 (Unaudited)	January 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,576,790	$2,221,445
Restricted Cash	1,320,582	1,296,204
Accounts Receivable, net of doubtful accounts allowance	491,421	334,150
Inventories	471,537	702,591
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	461,858	407,696

TOTAL CURRENT ASSETS	5,762,669	5,402,567
Property and Equipment, net	4,204,194	2,047,840
Goodwill	103,725	103,725
Other Assets	231,753	295,367

TOTAL ASSETS	$10,302,341	$7,849,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$511,455	$208,400
Accounts Payable	539,269	483,852
Accrued Expenses	986,638	884,197
Unpaid Winning Tickets	412,212	739,074
Customer Deposits and Other	622,947	1,416,764

TOTAL CURRENT LIABILITIES	3,072,521	3,732,287

LONG-TERM DEBT, less current portion	1,632,417	129,423
OTHER LONG-TERM LIABILITIES	1,152,044	1,315,784

TOTAL LONG-TERM LIABILIITES	2,784,461	1,445,207

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

TOTAL LIABILITIES	6,180,782	5,501,294

STOCKHOLDERS’ EQUITY
Series A Preferred Stock – 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock – $0.01 par value; 25,000,000 shares authorized; 8,312,166 and 8,248,864 shares issued	83,121	82,488
Additional Paid-In Capital	14,336,630	14,139,686
Deficit	(11,063,099)	(12,638,876)
Treasury Stock (61,100 shares)	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	4,121,559	2,348,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,302,341	$7,849,499

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,
	2006	2005
Revenues
Wagering	$1,799,884	$1,449,300
Hotel/Casino	863,908
Systems	2,189,868	1,549,762

	4,853,660	2,999,062

Direct Costs
Wagering	1,505,214	1,301,499
Hotel/Casino	688,478
Systems	590,931	597,801

	2,784,623	1,899,300

Administrative Costs and Expenses
Research and Development	261,372	245,273
Selling, General and Administrative	802,856	547,657
Depreciation and Amortization	204,506	95,448

	1,268,734	888,378

TOTAL OPERATING COSTS AND EXPENSES	4,053,357	2,787,678

OPERATING INCOME	800,303	211,384

Other Income (Expense)
Interest Income	21,273	14,811
Interest Expense	(47,107)	(6,906)
Reorganization Expense		(27,505)
Litigation		328,624
Other, net	18,249	35,494

	(7,585)	344,518

INCOME BEFORE INCOME TAX BENEFIT	792,718	555,902
PROVISION FOR INCOME TAX		43,119

NET INCOME	$792,718	$512,783

EARNINGS PER SHARE:
Basic	$0.10	$0.06
Diluted	$0.09	$0.06

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended July 31,
	2006	2005
Revenues
Wagering	$4,062,589	$3,638,112
Hotel/Casino	1,296,272
Systems	4,031,959	2,667,245

	9,390,820	6,305,357

Direct Costs
Wagering	2,914,589	2,735,081
Hotel/Casino	1,079,884
Systems	1,322,272	1,238,865

	5,316,745	3,973,946

Administrative Costs and Expenses
Research and Development	500,734	487,452
Selling, General and Administrative	1,556,586	1,203,057
Depreciation and Amortization	373,524	187,239

	2,430,844	1,877,748

TOTAL OPERATING COSTS AND EXPENSES	7,747,589	5,851,694

OPERATING INCOME	1,643,231	453,663

Other Income (Expense)
Interest Income	38,051	28,739
Interest Expense	(81,326)	(10,551)
Reorganization Expense		(45,492)
Litigation		328,624
Other, net	46,047	136,200

	2,772	437,520

INCOME BEFORE INCOME TAX BENEFIT	1,646,003	891,183
PROVISION FOR INCOME TAX		80,000

NET INCOME	$1,646,003	$811,183

BASIC AND DILUTED EARNINGS PER SHARE	$0.20	$0.09

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2006	2005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,221,445	$3,998,851

Net cash provided by (used in) operating activities	1,186,748	(1,425,120)

INVESTING ACTIVITIES
Increase in restricted cash	(24,378)
Withdrawals of restricted cash		80,684
Decrease in notes receivable		320,000
Purchase of property and other, including $300,000 in 2006 acquisition	(665,431)	(270,517)

Net cash provided by (used in) investing activities	(689,809)	130,167

FINANCING ACTIVITIES
Sale of stock	38,602	25,893
Repayment of borrowings	(409,968)	(75,034)
Proceeds from borrowings	300,000
Current dividends on preferred stock	(70,228)	(70,228)
Payment of preferred stock dividends in arrears		(213,400)

Net cash used in financing activities	(141,594)	(332,769)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	355,345	(1,627,722)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,576,790	$2,371,129

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JULY 31, 2006

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited interim, consolidated financial statements of American Wagering, Inc. (“AWI”) and Subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results of operations for the current interim period are not necessarily indicative of results to be expected for the full year. For further information, please refer to the consolidated financial statements of the Company, and the related notes, included in the Annual Report on Form 10-KSB of AWI for the fiscal year ended January 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”) (from which consolidated balance sheet information of the Company at January 31, 2006, included in this report, was derived). All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain minor reclassifications have been made to amounts in the consolidated financial statements of prior periods to conform to the current period presentation.

2.	Adoption of SFAS No. 123R

The Company has issued various stock options (Note 5) in non-capital raising transactions in exchange for services rendered and to be rendered. Prior to February 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“Statement 123”). However, as permitted under Statement 123, employee compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Effective February 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and applied the provisions of SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Therefore, prior periods were not restated to reflect the impact of the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, stock-based compensation expense recognized during the three and six months ended July 31, 2006, of $84,798 and $158,974, respectively, included compensation expense for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted or vesting on or subsequent to February 1, 2006, based on the fair value estimates in accordance with SFAS No. 123R. Had we not adopted and implemented SFAS No. 123R, net income and diluted earnings per share for the three and six months ended July 31, 2006 would have been as follows:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Net income, prior to effect of SFAS No. 123R	$877,516	$1,804,977
Effect of adoption of SFAS No. 123R	(84,798)	(158,974)

Net income	$792,718	$1,646,003

Earnings per share:
Basic, as reported	$0.10	$0.20
Basic, pro forma	$0.11	$0.22
Diluted, as reported	$0.09	$0.20
Diluted, pro forma	$0.10	$0.22

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the three and six month periods ended July 31, 2006:

Expected life in years	7.1
Risk-free interest rate	4.9%
Dividend yield	0.0%
Expected volatility	84.6%

Prior to the adoption of SFAS No. 123R, the Company measured compensation cost for share-based compensation plans using the intrinsic value method under APB No. 25 and made pro forma disclosures of the fair value method as computed under Statement 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement 123, the net income (loss) and basic earnings (loss) per share would have been as shown below.

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income, as reported	$512,783	$811,183
Total stock-based employee compensation expense determined under fair-market value based method for all rewards, net of related tax effects	(103)	(103)

Pro forma net income	$512,680	$811,080

Earnings per share:
Basic and diluted, as reported	$0.06	$0.09
Basic and diluted, pro forma	$0.06	$0.09

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model for grants in the three and six month periods ending July 31, 2005:

Expected life in years	8.8
Risk-free interest rate	4.0%
Dividend yield	0.0%
Expected volatility	120.0%

3.	Long-Term Debt

Long-term debt (less current portion) increased from $129,423 at January 31 to $1,632,417 at July 31, 2006. AWI Gaming, Inc. (“AWIG”), guaranteed by AWI and Sturgeon’s, LLC, borrowed $1,500,000 from Great Basin Bank of Nevada for the acquisition in the first quarter of 2006 of Sturgeon’s Inn & Casino (Note 8). This commercial loan is collateralized by a first deed of trust on Sturgeon’s Inn & Casino and a security interest in the personal property and fixtures of Sturgeon’s Inn & Casino. Interest at the Wall Street Journal-listed prime rate plus 2% is payable monthly. The principal is due in a single payment on March 1, 2008.

4.	Net Income per Share

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net Income	$792,718	$512,783	$1,646,003	$811,183
Preferred stock dividends	(35,696)	(35,696)	(70,228)	(70,228)

Net income as adjusted	$757,022	$477,087	$1,575,775	$740,955

Basic weighted average shares outstanding	8,274,376	7,882,970	8,263,241	7,861,139

Diluted weighted average shares outstanding	8,388,452	8,000,231	8,389,004	8,002,219

The following factors were considered in determining the diluted weighted average shares outstanding:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Stock Options Outstanding	847,552	451,515	847,552	451,515
Stock Options Exercisable	325,952	200,715	325,952	200,715
Exercise Price – Low	$0.12	$0.12	$0.12	$0.12
Exercise Price – High	$2.00	$1.80	$2.00	$1.80
Average Market Price	$1.26	$1.27	$1.44	$1.27
Net income as adjusted	$757,022	$477,087	$1,575,775	$740,955
Diluted weighted average of the options outstanding(1)	114,076	24,293	125,763	17,387
Anti-dilutive weighted average excluded(1)	770,057		763,931

(1)	Options are not included in the weighted average number of shares outstanding if their effect is anti-dilutive or if the exercise price is greater than the market price.

5.	Stock Options

2001 Stock Option Plan.

OPTIONS
Balance at January 31, 2006	888,310
Granted (equal to or greater than market price)	30,000
Exercised	(63,302)
Cancelled	(17,456)

Balance at July 31, 2006	837,552

•	323,552 options are exercisable.

•	Prices range from $0.50 to $2.00, with an average price of $1.71.

•	Expiration dates range from August 9, 2006 to December 14, 2015.

•	148,228 options are available for grant under the plan.

Vesting Schedule – 2001 Stock Option Plan

Vested at July 31, 2006	323,552
Vesting, fiscal year ending January 31, 2007	112,000
Vesting, fiscal year ending January 31, 2008	172,000
Vesting, fiscal year ending January 31, 2009	80,000
Vesting, fiscal year ending January 31, 2010	80,000
Vesting, fiscal year ending January 31, 2011	70,000

Number of Options Outstanding at July 31, 2006	837,552

Directors’ Stock Option Plan.

OPTIONS
Balance at January 31, 2006 and at July 31, 2006	10,000

•	2,400 options are exercisable.

•	Prices range from $0.12 to $2.00, with an average price of $1.59.

•	Expiration dates range from January 31, 2012 to August 31, 2015.

•	10,000 options are available for grant under the plan.

Vesting Schedule – Director’s Stock Option Plan

Vested at July 31, 2006	2,400
Vesting, fiscal year ending January 31, 2007	3,800
Vesting, fiscal year ending January 31, 2008	3,800

Number of Options Outstanding at July 31, 2006	10,000

6.	Business Segments

The Company conducts operations through three primary business segments: Wagering, Hotel/Casino and Systems.

Wagering. The Wagering segment is comprised of Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) and AWI Manufacturing, Inc. (“AWIM”). Leroy’s owns and operates race and sports books in the state of Nevada. AWIM leases self-service race and sports wagering kiosks; at the present time, Leroy’s accounts for the bulk of AWIM’s revenues.

Hotel/Casino. The Hotel/Casino segment is comprised of AWIG and Sturgeon’s, LLC. AWIG is the sole member of Sturgeon’s, LLC, the operator of Sturgeon’s Inn & Casino in Lovelock, Nevada.

Systems. The Systems segment is comprised of Computerized Bookmaking Systems, Inc. (“CBS”) and Contest Sports Systems, Inc. (“CSS”). CBS designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. CSS leases contest-related self-service kiosks; at the present time, CSS does not have revenues or significant expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Wagering Revenue	$1,799,884	$1,449,300	$4,062,589	$3,638,112
Hotel/Casino Revenue	863,908		1,296,272
Systems Revenue	2,189,868	1,549,762	4,031,959	2,667,245

Total Revenue	$4,853,660	$2,999,062	$9,390,820	$6,305,357

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Wagering Direct and Administrative Costs and Expenses:
Direct Costs	$1,505,214	$1,301,499	$2,914,589	$2,735,081
Unallocated	267,469	235,407	632,574	548,455
Depreciation/Amortization	76,611	58,891	154,014	115,704

	1,849,294	1,595,797	3,701,177	3,399,240

Hotel/Casino Direct and Administrative Costs and Expenses:
Direct Costs	688,478		1,079,884
Unallocated	213,869		315,828
Depreciation/Amortization	75,117		118,863

	977,464		1,514,575

Systems Direct and Administrative Costs and Expenses:
Direct Costs	590,931	597,801	1,322,272	1,238,865
Research & Development	261,372	245,273	500,734	487,452
Unallocated	321,518	312,250	608,184	654,602
Depreciation/Amortization	52,778	36,557	100,647	71,535

	1,226,599	1,191,881	2,531,837	2,452,454

Total Direct and Administrative Costs and Expenses	$4,053,357	$2,787,678	$7,747,589	$5,851,694

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Operating Income (Loss):
Wagering	$(49,410)	$(146,497)	$361,412	$238,872
Hotel/Casino	(113,556)		(218,303)
Systems	963,269	357,881	1,500,122	214,791

Total Operating Income	$800,303	$211,384	$1,643,231	$453,663

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Income (Loss) Before Income Tax:
Wagering	$(49,410)	$(146,497)	$361,412	$238,872
Hotel/Casino	(113,556)		(218,303)
Systems	963,269	357,881	1,500,122	214,791
Other	(7,585)	344,518	2,772	437,520

Total Income Before Income Tax	$792,718	$555,902	$1,646,003	$891,183

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Income Tax (Benefit):
Wagering	$(16,799)	$(11,363)	$122,880	$21,440
Hotel/Casino	(38,609)		(74,223)
Systems	327,511	27,759	510,041	19,280
Unallocated	(272,103)	26,723	(558,698)	39,280

Total Income Tax	$0	$43,119	$0	$80,000

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net Income (Loss):
Wagering	$(32,611)	$(135,134)	$238,532	$217,432
Hotel/Casino	(74,947)		(144,080)
Systems	635,758	282,729	990,081	195,511
Unallocated	264,518	365,188	561,470	398,240

Net Income	$792,718	$512,783	$1,646,003	$811,183

7.	Revenues and Direct Costs of Hotel/Casino Segment

The revenue of the Hotel/Casino segment is comprised of the following departments:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Casino	$404,021	$616,567
Hotel	186,340	257,800
Food/Beverage	320,244	468,602
Less: Casino Promotional Allowances	(46,697)	(46,697)

Hotel/Casino Revenue	$863,908	$1,296,272

The direct costs of the Hotel/Casino segment are comprised of the following departments:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Casino	$177,914	$281,623
Hotel	68,124	102,159
Food/Beverage	291,907	458,800
Unallocated	150,533	237,302

Hotel/Casino Direct Costs	$688,478	$1,079,884

8.	Acquisition of Sturgeon’s Inn & Casino

On March 1, 2006, AWIG acquired the assets of Sturgeon’s Inn & Casino for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000 as follows. As of July 31, 2006, the indebtedness has been reduced to $1,500,000 as noted below.

Great Basin Bank of Nevada

AWIG, guaranteed by AWI and Sturgeon’s, LLC, borrowed $1,500,000 from Great Basin Bank of Nevada for the acquisition of Sturgeon’s Inn & Casino. This commercial loan is collateralized by a 1st deed of trust on Sturgeon’s Inn & Casino and a security interest in the personal property and fixtures of Sturgeon’s Inn & Casino. Interest at the Wall Street Journal-listed prime rate plus 2% is payable monthly. The principal is due in a single payment on March 1, 2008.

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

The operating results of Sturgeon’s Inn & Casino are included with the Company’s operating results for the period subsequent to our acquisition of it on March 1, 2006. Depreciation and amortization related to the acquisition is calculated based on our preliminary purchase price allocation, subject to change, as noted below.

Sturgeon’s Inn & Casino

Purchase Price Allocation

Land	$300,000	Not depreciable
Buildings	900,000	Straight-line depreciation, 30 years
Other	600,000	Straight-line depreciation and amortization, 5-7 years

Total Purchase Price	$1,800,000

In addition to previously disclosed accounting policies and estimates, management has determined that the following accounting policies relative to revenue recognition and promotional allowances are significant to the preparation of our consolidated financial statements with respect to the Sturgeon’s Inn & Casino operation.

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for tokens in the customer’s possession. Food and beverage and other operating revenues are recognized as services are performed. Advance deposits are recorded as deferred revenue until services are provided to the customer. Sturgeon’s Inn & Casino gaming (casino), food and beverage and other operating revenues are included in wagering revenue.

Revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.)” Accordingly, cash incentives to customers for gambling, which are not material, have been recognized as a direct reduction of casino revenue.

Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to customers, which are not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s Inn & Casino had occurred at the beginning of each fiscal year:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005	Six Months Ended July 31, 2006
Revenues	$3,738,062	$7,549,210	$9,599,999
Operating Expenses	3,537,323	7,366,354	8,021,165

Operating Income	200,739	182,856	1,578,834
Other Income	296,856	443,563	3,274

Income Before Income Taxes	497,595	626,419	1,582,108
Provision for Income Taxes	(43,119)	(80,000)

Net Income	$454,476	$546,419	$1,582,108

Basic and Diluted Earnings Per Share	$0.06	$0.07	$0.19

These unaudited pro forma results do not include information for the three months ended July 31, 2006 as Sturgeon’s Inn & Casino was in operation during the entire quarter and, as such, actual results presented in these Consolidated Financial Statements should be used.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

9.	Litigation

We issued a certificate for 250,000 shares of AWI’s common stock in the name of Michael Racusin (“Racusin”) pursuant to the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”). On May 13, 2005, Racusin filed with the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) a notice of appeal of the ruling by the BAP. Oral arguments in the appeal occurred on July 24, 2006. We do not know when the 9th Circuit will make a decision on Racusin’s appeal, but we believe that a decision within the next sixty (60) days is likely. If the 9th Circuit overturns the BAP’s ruling, Racusin might claim entitlement to a cash payment in lieu of shares of AWI common stock; such an event could adversely affect our liquidity and future results. We can not predict the outcome of Racusin’s appeal to the 9th Circuit and no estimated minimum loss is currently accrued.

10.	Regulatory Matters

The scope of our licensed race/sports books and casino operations in Nevada is limited by regulation and statute (as well as certain federal, county and local laws and ordinances). The passage of legislation designed to limit or prohibit race and/or sports wagering, at any level of government, would likely have a material adverse affect upon our wagering operations.

11.	Subsequent Events/Commitments

On August 8, 2006, AWI and AWIM entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks that had previously been purchased by AWIM. AWIM sold the kiosks to the finance company for $600,000 (less closing fees) and is leasing the kiosks back from the finance company at a payment of $238,032 per year for 3 years. AWIM was also charged a $2,500 documentation fee and a 5% closing fee on the capitalized equipment cost. At the conclusion of the lease term, AWIM will have the option of re-purchasing the kiosks for $1. The Company is reporting this transaction for accounting purposes as a capital lease.

On August 28, 2006, AWIM submitted to the finance company a request for a second equipment lease financing arrangement under which the finance company would purchase and lease to AWIM 50 new race/sports kiosks. Our payment obligations to the finance company under this lease would be $238,032 per year for 3 years and, at the conclusion of the lease term, AWIM would have the option of purchasing the kiosks for $1. AWIM will also be charged a documentation fee and closing fee as described above. The Company expects to report this transaction for accounting purposes as a capital lease in the amount of $600,000 (less closing fees). This lease is not expected to become effective until the kiosks are delivered to AWIM, which we estimate will be in early October 2006.

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

“CBS” means Computerized Bookmaking Systems, Inc., a wholly-owned subsidiary of AWI.

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

Liquidity and capital resources. For the six months ended July 31, 2006, we funded our operations primarily with net cash provided by operating activities. (See “Acquisition of Sturgeon’s” and “Kiosk Financing” below for significant debt financings during the period.) As of July 31, 2006, we had net working capital of $2,690,148, compared to working capital of $1,670,280 at January 31, 2006. As of July 31, 2006, we had $2,576,790 in cash and cash equivalents, $1,320,582 in restricted cash, and $2,143,872 in debt. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs to inventory and assemble race/sports systems for our CBS customers. We believe that our ongoing efforts to contain costs and operate efficiently, combined with the growth in win and system sales, have improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital requirements for at least the next 12 months.

Operating activities for the six months ended July 31, 2006 provided net cash of $1,186,748 as compared to the same period of last year which used net cash of $1,425,120. This represents an increase in net cash provided by operating activities of $2,611,868 (+183%) primarily due to the settlement of the Racusin judgment ($1,672,249) with 250,000 shares of AWI common stock, the acquisition of Sturgeon’s and increases in existing operations.

Investing activities for the six months ended July 31, 2006 used net cash of $689,809 as compared to the same period last year which provided net cash of $130,167. This represents an increase in net cash used in investing activities of $819,976 (+230%) primarily due to the purchase of property and equipment (an increase of $394,914, or +146%, over the same period last year) and a one-time receipt on a note receivable of $320,000 for the same period last year.

Net cash used in financing activities for the six months ended July 31, 2006, compared to net cash used in financing activities for the same period last year, decreased by $191,175 (-57%) primarily due to the one-time payment of preferred stock dividends in arrears of $213,400 for the same period last year.

We do not have any off-balance sheet financing arrangements or liabilities.

Nevada Gaming Commission (“NGC”) Regulation 22.040 – General. NGC Regulation 22.040 requires us to have reserves (cash, surety bonds, irrevocable standby letters of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. In the event we are unable to maintain the Regulation 22.040 reserve or satisfy any increased reserve requirement, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts and a reduction in our sports handle.

NGC Regulation 22.040 – Prior to September 1, 2006. As of July 31, 2006 (and through August 31, 2006), we maintained a Regulation 22.040 reserve in the amount of $2,400,000 in the form of a surety bond issued by Travelers Casualty and Surety Company of America. The surety bond was secured by a cash deposit maintained at SmithBarney in the amount of $1,247,569 as of July 31, 2006.

NGC Regulation 22.040 – Subsequent to September 1, 2006. Effective September 1, 2006, we maintain a Regulation 22.040 reserve in the amount of $3,000,000 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). The surety bond is secured by a $1,000,000 Irrevocable Letter of Credit (“ILOC”) issued to the benefit of Fidelity by Great Basin Bank of Nevada (“Great Basin”). Currently, the ILOC is secured by a $400,000 Certificate of Deposit (“CD”) held by Great Basin and a second deed of trust on the property and equipment of Sturgeons (the “Second Deed of Trust”). Upon release of the cash deposit from the SmithBarney account, we will increase the CD to $1,000,000 and the Second Deed of Trust will be extinguished. We anticipate the cash deposit from the SmithBarney account will be released by September 30, 2006. We anticipate the Fidelity surety bond will be sufficient to fully fund our Regulation 22.040 reserve requirement for the next 12 months.

Acquisition of Sturgeon’s. On March 1, 2006, we acquired the assets of Sturgeon’s for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000 as follows. As of July 31, 2006, the indebtedness has been reduced to $1,500,000 as noted below.

Great Basin

AWIG, guaranteed by AWI and Sturgeon’s, LLC, borrowed $1,500,000 from Great Basin for the acquisition of Sturgeon’s. This commercial loan is collateralized by a 1st deed of trust on Sturgeon’s and a security interest in the personal property and fixtures of Sturgeon’s. We pay Great Basin interest at the Wall Street Journal-listed prime rate plus 2% monthly. The principal is due in a single payment on March 1, 2008.

Victor and Terina Salerno

On February 16, 2006, AWI entered into a Guaranty Agreement with Victor and Terina Salerno, which was amended and restated on June 8, 2006. Under the Guaranty Agreement, which has a five-year term, Mr. and Mrs. Salerno have agreed to guarantee certain indebtedness of AWI or its wholly-owned subsidiaries, in amounts not to exceed $500,000 in the aggregate. Mr. and Mrs. Salerno provided funding under the Guaranty Agreement in order for us to complete the acquisition of Sturgeon’s. As consideration under the Guaranty Agreement, AWI makes monthly interest payments to Mr. and Mrs. Salerno, at the rate of ten percent per annum, on any balance outstanding under the Guaranty Agreement and reimburses them for finance charges, fees and other expenses that they incur under a $500,000 revolving line of credit with their bank, to the extent that they use the line of credit to provide funding for AWI or its subsidiaries. To complete the acquisition of Sturgeon’s, AWI borrowed $300,000 from Mr. and Mrs. Salerno against this Guaranty Agreement; the $300,000 loan was subsequently repaid.

Kiosk Financing

On August 8, 2006, we entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks that had previously been purchased by AWIM. We sold the kiosks to the financial company for $600,000 (less closing fees) and are leasing the kiosks back from the financial company at a payment of $19,836 per month for 36 months ($238,032 per year). We were also charged a $2,500 documentation fee and a 5% closing fee on the capitalized equipment cost. At the conclusion of the lease term, we will have the option of re-purchasing the kiosks for $1. We are reporting this transaction for accounting purposes as a capital lease.

On August 28, 2006, we submitted to the finance company a second equipment lease financing arrangement under which the finance company would purchase and lease to AWIM 50 new race/sports kiosks. Our payment obligations to the finance company under the lease would be $19,836 per month for 36 months ($238,032 per year). We will also be charged a documentation fee and closing fee as described above. At the conclusion of the lease term, we would have the option of purchasing the kiosks for $1. We expect to report this transaction for accounting purposes as a capital lease in the amount of $600,000 (less closing fees). This lease is not expected to become effective until the kiosks are delivered to AWIM, which we estimate will be in early October 2006.

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

Results of operations. We report our results of operations through three operating segments: Wagering (Leroy’s and AWIM), Hotel/Casino (AWIG and Sturgeon’s, LLC) and Systems (CBS and CSS). Although we take numerous factors into consideration, the operating income of each segment is a significant profitability measure that we use to allocate resources and assess performance of each segment.

Three Months Ended July 31:

	Three Months Ended July 31,		$ CHANGE	% CHANGE
	2006	2005
Revenue	$4,853,660	$2,999,062	+1,854,598	+61.84%
Costs and Expenses	4,053,357	2,787,678	+1,265,679	+45.40%

Operating Income	800,303	211,384	+588,919	+278.60%
Other Income (Expense)	(7,585)	344,518	-352,103	-102.20%

Income Before Income Taxes	792,718	555,902	+236,816	+42.60%
Income Tax Expense		43,119	-43,119	-100.00%

Net Income	$792,718	$512,783	+279,935	+54.59%

Revenues for the three months ended July 31, 2006 increased $1,854,598 (+61.84%) compared to the three months ended July 31, 2005.

•	Leroy’s sports handle (the total amount wagered) decreased $1,915,558 (-9.96%) over the same period last year largely due to the closure of several locations. Although handle decreased, net win increased $271,595 (+22.28%) over the same period last year; the increased win figure is attributed to an increase in the overall hold percentage from 6.34% to 8.61%. We anticipate that handle and win in the third quarter will continue the current trend (a decrease in handle and an increase in win) with an increase in both handle and win beginning in the fourth quarter. Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits.

•

Sturgeon’s: We completed the acquisition of Sturgeon’s on March 1, 2006, and began operating the property as of that date; operations at Sturgeon’s account for $863,908 of the revenue increase experienced in the three months ended July 31, 2006. We anticipate that revenues from the Sturgeon’s operation will increase as we continue our program of refreshing the slot floor, upgrading food and beverage offerings, and enacting additional marketing/promotional campaigns. With the exception of new slot machine purchases, the upgrades are being financed through the cash flow generated by the property.

•	CBS system sales increased $640,106 (+41.30%) over the same period last year primarily due to the completion of several system upgrades (installations of T-3 wagering terminals and upgrades to the HP Integrity operating system). System sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of Nevada casinos that operate race and sports book servers, and vary substantially from quarter to quarter; system sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. We expect that system sales will decrease during the third and fourth quarters as most race/sports books are reluctant to install new equipment during the professional football season and increase during the first quarter of the next fiscal year as we begin marketing our next generation of point-of-sale terminals (scheduled for release during the fourth quarter of this fiscal year).

•	The remaining increase in revenues for the three months ended July 31, 2006 ($78,989) is attributed to normal fluctuations in other areas (i.e., Leroy’s pari-mutuel commission, AWIM commissions, CBS maintenance contracts, etc.).

Costs and expenses for the three months ended July 31, 2006, increased $1,265,679 (+45.40%) from costs and expenses for the three months ended July 31, 2005.

•	The acquisition and operation of Sturgeon’s added $688,478 (+100.00%) in direct costs to the overall costs and expenses of the Company; the chart below indicates the major expense categories associated with this increase. We anticipate that future operating expenses for Sturgeon’s will remain relatively stable with slight fluctuations caused by the seasons.

Three Months Ended July 31, 2006
Wages, including taxes and benefits	$317,885
Cost of goods sold	139,111
Depreciation/amortization	75,117
Utilities	50,492
Tax & license	44,565
Other	61,308

$688,478

•	Direct costs for CBS increased $123,832 (+64.77%) over the same period last year primarily due to additional purchases in connection with system sales. These direct costs are expected to fluctuate in future fiscal periods in proportion to increases/decreases in systems sales.

•	Depreciation and amortization (net of Sturgeon’s; see above) increased $33,941 (+35.56%) over the same period last year due primarily to Leroy’s upgrades to the point-of-sale wagering terminals and the HP Integrity server completed during the fiscal year ended January 31, 2006. We anticipate that depreciation and amortization will stabilize at current levels as significant capital expenditures are not currently projected.

•	As a result of the adoption and application of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), we recognized stock-based compensation expense during the three months ended July 31, 2006 of $84,798 (+100.00%) for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006. We anticipate that stock-based compensation expense will stabilize at current levels as stock options continue to vest over the next several years.

•	Direct costs for AWIM increased $84,697 over the same period last year due to a one-time sale of kiosks. This expense is not expected to recur in future periods.

•	Direct costs for Leroy’s increased $18,158 over the same period last year due to travel and moving expenses related to hiring/moving the new Director of Operations for Northern Nevada from Las Vegas to Reno. This expense is not expected to recur in future periods.

•	Costs for the operation of AWIG, the sole member of Sturgeon’s, LLC, increased $92,677 over the same period last year due to the hiring of additional personnel at the AWIG level to manage the Sturgeons property. This expense is expected to stabilize at current levels.

•	The remaining increase in costs and expenses for the three months ended July 31, 2006 (+$139,098) is attributed to normal fluctuations in other areas (research and development expenses, selling, general and administrative expenses, etc.).

As a result of revenues increasing at a faster rate than cost and expenses (+61.84% for revenues versus +45.40% for costs and expenses), our operating income for the three months ended July 31, 2006 increased $588,919 (+278.60%) from the operating income for the three months ended July 31, 2005.

Other income (expense) for the three months ended July 31, 2006 decreased $352,103 (-102.20%) compared to the three months ended July 31, 2005.

•	Interest income increased $6,462 (+43.63%) over the same period last year due primarily to moving the cash collateral for the NGC Regulation 22.040 reserve requirement to a higher paying account at SmithBarney.

•	Interest expense increased $40,201 (+582.12%) over the same period last year due primarily to a loan obtained from Great Basin ($1,500,000 principal balance) used to complete the acquisition of Sturgeon’s.

•	Reorganization expenses decreased $27,505 (-100.00%) over the same period last year due to our successful emergence from Chapter 11 proceedings.

•	Litigation income decreased $328,624 (-100.00%) as a result of the one-time adjustment resulting from the issuance of 250,000 shares of AWI common stock to Racusin.

Six Months Ended July 31:

	Six Months Ended July 31,		$ CHANGE	% CHANGE
	2006	2005
Revenue	$9,390,820	$6,305,357	+3,085,463	+48.93%
Costs and Expenses	7,747,589	5,851,694	+1,895,895	+32.40%

Operating Income	1,643,231	453,663	+1,189,568	+262.21%
Other Income (Expense)	2,772	437,520	-434,748	-99.37%

Income Before Income Taxes	1,646,003	891,183	+754,820	+84.70%
Income Tax Expense		80,000	-80,000	-100.00%

Net Income	$1,646,003	$811,183	+834,820	+102.91%

Revenues for the six months ended July 31, 2006 increased $3,085,463 (+48.93%) compared to the six months ended July 31, 2005.

•	Leroy’s sports handle (the total amount wagered) decreased $734,594 (-1.79%) over the same period last year largely due to the closure of several locations. Although handle decreased, net win increased $340,539 (+10.55%) over the same period last year; the increased win figure is attributed to an increase in the overall hold percentage from 7.85% to 8.84%. We anticipate that handle and win in the third quarter will continue the current trend (a decrease in handle and an increase in win) with an increase in both handle and win beginning in the fourth quarter. Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits.

•	Sturgeon’s: We completed the acquisition of Sturgeon’s on March 1, 2006, and began operating the property as of that date; operations at Sturgeon’s account for $1,296,272 of the revenue increase experienced in the first six months of the current fiscal year. We anticipate that revenues from the Sturgeon’s operation will increase as we continue our program of refreshing the slot floor, upgrading food and beverage offerings, and enacting additional marketing/promotional campaigns. With the exception of new slot machine purchases, the upgrades are being financed through the cash flow generated by the property.

•	CBS system sales increased $1,364,714 (+51.17%) over the same period last year primarily due to the completion of several system upgrades (installations of T-3 wagering terminals and upgrades to the HP Integrity operating system). System sales are low volume, high dollar sales based on the needs of the market, which is limited based on the number of Nevada casinos that operate race and sports book servers, and vary substantially from quarter to quarter; system sales are not recurring, as the impetus for a sale is outdated or expired equipment at existing casinos or the opening of a new sports book. We expect that system sales will decrease during the third and fourth quarters as most race/sports books are reluctant to install new equipment during the professional football season and increase during the first quarter of the next fiscal year as we begin marketing our next generation of point-of-sale terminals (scheduled for release during the fourth quarter of this fiscal year).

•	The remaining increase in revenues for the six months ended July 31, 2006 ($83,938) is attributed to normal fluctuations in other areas (i.e., Leroy’s pari-mutuel commission, AWIM commissions, CBS maintenance contracts, etc.).

Costs and expenses for the six months ended July 31, 2006, increased $1,895,895 (+32.40%) from costs and expenses for the six months ended July 31, 2005.

•	The acquisition and operation of Sturgeon’s added $1,079,884 (+100.00%) in direct costs to the overall costs and expenses of the Company; the chart below indicates the major expense categories associated with this increase. We anticipate that future operating expenses for Sturgeon’s will remain relatively stable with slight fluctuations caused by the seasons.

Six Months Ended July 31, 2006
Wages, including taxes and benefits	$488,165
Cost of goods sold	217,222
Depreciation/Amortization	118,863
Utilities	84,335
Tax & License	68,659
Other	102,640

$1,079,884

•	The formation of AWIG, as the sole member and parent company of Sturgeon’s, LLC, added $30,801 (+100.0%) to the overall costs and expenses of the Company. We anticipate that these expenses will be substantially reduced in future periods.

•	Direct costs for CBS increased $325,549 (+68.28%) over the same period last year primarily due to additional purchases in connection with system sales. These direct costs are expected to fluctuate in future fiscal periods in proportion to increases/decreases in systems sales.

•	Depreciation and amortization (net of Sturgeon’s; see above) increased $67,422 (+36.01%) over the same period last year due primarily to Leroy’s upgrades to the point-of-sale wagering terminals and the HP Integrity server completed during the fiscal year ended January 31, 2006. We anticipate that depreciation and amortization will stabilize at current levels as significant capital expenditures are not currently projected.

•	As a result of the adoption and application of SFAS No. 123R, we recognized stock-based compensation expense during the six months ended July 31, 2006 of $158,974 (+100.00%) for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006. We anticipate that stock- based compensation expense will stabilize at current levels as stock options continue to vest over the next several years.

•	Costs for the operation of AWIG, the sole member of Sturgeon’s, LLC, increased $123,479 over the same period last year due to the hiring of additional personnel at the AWIG level to manage the Sturgeons property. This expense is expected to stabilize at current levels.

•	The remaining decrease in costs and expenses for the six months ended July 31, 2006 (+$109,786) is attributed to normal fluctuations in other areas (research and development expenses, selling, general and administrative expenses, etc.).

As a result of revenues increasing at a faster rate than cost and expenses (+48.93% for revenues versus +32.40% for costs and expenses), our operating income for the six months ended July 31, 2006 increased $1,189,568 (+262.21%) from the operating income for the six months ended July 31, 2005.

Other income (expense) for the six months ended July 31, 2006 decreased $434,748 (-99.37%) compared to the six months ended July 31, 2005.

•	Interest income increased $9,312 (+32.40%) over the same period last year due primarily to moving the cash collateral for the NGC Regulation 22.040 reserve requirement to a higher paying account at SmithBarney.

•	Interest expense increased $70,775 (+670.79%) over the same period last year due primarily to a loan obtained from Great Basin ($1,500,000 principal balance) used to complete the acquisition of Sturgeon’s.

•	Reorganization expenses decreased $45,492 (-100.00%) over the same period last year due to our successful emergence from Chapter 11 proceedings.

•	Litigation income decreased $328,624 (-100.00%) as a result of the one-time adjustment resulting from the issuance of 250,000 shares of AWI common stock to Racusin.

•	A one-time adjustment to judgments payable for a judgment that had been previously recorded resulted in a decrease of $70,876 (-72.40%).

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

Wagering Segment Revenue: We record wagering segment revenue in compliance with the Nevada Revised Statutes and the Regulations of the NGC and State Gaming Control Board.

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

Hotel/Casino Segment Revenue: The revenues of Sturgeon’s are primarily in the form of cash, personal checks, credit cards, or gaming chips and tokens, which by their nature do not require complex estimates. We estimate certain liabilities with payment periods that extend for longer than several months. We believe that these estimates are reasonable based upon our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates.

•	For slot machines, we calculate revenue as drop (the total amount removed from the machine) less fills and payouts.

•	For bingo, we calculate revenue as handle (the total amount wagered) less payouts.

For non-gaming-related revenues such as food, beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing the revenue as it is earned.

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

Accounting for income taxes: In assessing when to realize deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. We will recognize an impairment loss if we determine that all or a portion of the deferred tax asset will not be realized. We believe that we will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $440,481, which resulted primarily from net operating loss carry-forwards and unrealized losses, will be realized. We have assessed a valuation allowance against the remainder of the deferred tax asset primarily due to our previous history of losses and we continue to reevaluate this asset periodically.

Stock-based compensation. On February 1, 2006, we adopted SFAS No. 123R using the modified prospective method in which compensation cost is recognized only prospectively following adoption.

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)

and our Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting, except as noted below.

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

Racusin

On July 24, 2006, the 9th Circuit heard oral arguments regarding Racusin’s appeal of the BAP decision. In the event the 9th Circuit rules in our favor, the Racusin matter will be concluded via the delivery to Racusin of 250,000 shares of AWI common stock (which shares we issued on July 27, 2005 and are currently held in trust by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) pending the outcome of Racusin’s 9th Circuit appeal). In the event the 9th Circuit rules in Racusin’s favor, Racusin (through the Bankruptcy Court) will return the 250,000 shares of AWI common stock and we will owe Racusin the sum of $2.8 million to be paid over the next 60 months. A ruling from the 9th Circuit is expected within the next 60 days. Please refer to our Form 10-KSB for the year ended January 31, 2006 for further information about this proceeding.

Other

We are not a party to any other material pending legal proceedings nor, to our knowledge, are any other material legal proceedings threatened against us or our subsidiaries. We maintain insurance coverage, including property, workers compensation and general liability insurance, which we consider adequate for our size and the nature of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amended and Restated Guaranty Agreement, dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 0-20685)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*	This document is incorporated herein by reference as an exhibit hereto. Following the description of such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: September 14, 2006

/s/ Timothy F. Lockinger
Timothy F. Lockinger
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Accounting Officer)