Form 10QSB
period 2006-10-31
AMERICAN WAGERING INC
filed 2006-12-26
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,129,880 shares of Common Stock as of December 22, 2006

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Part I – Financial Information

Item 1.	Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2006 (Unaudited)	January 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,580,203	$2,221,445
Restricted Cash	1,071,851	1,296,204
Accounts Receivable, net of doubtful accounts allowance	688,428	334,150
Inventories	219,991	702,591
Deferred Tax Assets, net	440,481	440,481
Prepaid Expenses and Other Current Assets	710,903	407,696

TOTAL CURRENT ASSETS	7,711,857	5,402,567
Property and Equipment, net	4,335,130	2,047,840
Goodwill	103,725	103,725
Other Assets	374,632	295,367

TOTAL ASSETS	12,525,344	$7,849,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$2,150,490	$208,400
Accounts Payable	684,896	483,852
Accrued Expenses	1,160,455	884,197
Unpaid Winning Tickets	1,061,052	739,074
Customer Deposits and Other	1,231,679	1,416,764

TOTAL CURRENT LIABILITIES	6,288,572	3,732,287

LONG-TERM DEBT, less current portion	3,170,477	129,423
OTHER LONG-TERM LIABILITIES	1,097,466	1,315,784

TOTAL LONG-TERM LIABILITIES	4,267,943	1,445,207

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

TOTAL LIABILITIES	10,880,315	5,501,294

STOCKHOLDERS’ EQUITY
Series A Preferred Stock - 10% cumulative; $100.00 par value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,880 and 8,248,864 shares issued	81,299	82,488
Additional Paid-In Capital	12,072,672	14,139,686
Deficit	(11,273,849)	(12,638,876)
Treasury Stock, 61,100 common shares, at cost	(327,493)	(327,493)

TOTAL STOCKHOLDERS’ EQUITY	1,645,029	2,348,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	12,525,344	$7,849,499

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31,
	2006	2005
Revenues
Wagering	$2,501,438	$2,216,385
Hotel/Casino	878,084	—
Systems	1,347,147	1,159,596

	4,726,669	3,375,981

Direct Costs and Expenses
Wagering	1,903,354	1,705,702
Hotel/Casino	743,478	—
Systems	408,228	624,778

	3,055,060	2,330,480

Administrative Costs and Expenses
Research and Development	322,132	262,553
Selling, General and Administrative	905,119	822,038
Depreciation and Amortization	227,743	105,899

	1,454,994	1,190,490

TOTAL OPERATING COSTS AND EXPENSES	4,510,054	3,520,970

OPERATING INCOME (LOSS)	216,615	(144,989)

Other Income (Expense)
Interest Income	26,425	12,051
Interest Expense	(58,839)	(9,434)
Litigation	(329,396)	—
Other, net	(29,859)	6,430

	(391,669)	9,047

LOSS BEFORE INCOME TAX BENEFIT	(175,054)	(135,942)
INCOME TAX BENEFIT	—	(63,000)

NET LOSS	($175,054)	($72,942)

BASIC LOSS PER SHARE	($0.03)	($0.01)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2006	2005
Revenues
Wagering	$6,456,447	$5,855,017
Hotel/Casino	2,174,357	—
Systems	5,486,685	3,824,785

	14,117,489	9,679,802

Direct Costs and Expenses
Wagering	4,728,427	4,433,730
Hotel/Casino	1,823,363	—
Systems	1,894,082	1,870,085

	8,445,872	6,303,815

Administrative Costs and Expenses
Research and Development	822,866	750,005
Selling, General and Administrative	2,461,704	2,024,173
Depreciation and Amortization	601,267	293,138

	3,885,837	3,067,316

TOTAL OPERATING COSTS AND EXPENSES	12,331,709	9,371,131

OPERATING INCOME	1,785,780	308,671

Other Income (Expense)
Interest Income	64,476	40,791
Interest Expense	(140,164)	(19,985)
Reorganization Expense	—	(43,493)
Litigation	(329,396)	328,624
Other, net	90,256	140,633

	(314,828)	446,570

INCOME BEFORE INCOME TAX	1,470,952	755,241
INCOME TAX PROVISION	—	17,000

NET INCOME	$1,470,952	$738,241

BASIC AND DILUTED EARNINGS PER SHARE	$0.17	$0.08

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2006	2005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,221,445	$3,998,851

Net cash provided by (used in) operating activities	2,534,045	(648,096)

INVESTING ACTIVITIES
Increase in restricted cash	(1,001,089)	(52,587)
Withdrawal of restricted cash	1,225,442	—
Purchase of property and equipment	(763,214)	(513,145)
Proceeds from sale of property and equipment	2,500	—
Decrease in notes receivable	—	320,000

Net cash used in investing activities	(536,361)	(245,732)

FINANCING ACTIVITIES
Sale of stock	82,484	38,438
Repayment of borrowings	(515,486)	(137,859)
Proceeds from borrowings	900,000	—
Dividends on preferred stock	(105,924)	(105,924)
Payment of preferred stock dividends in arrears	—	(213,400)

Net cash provided by (used in) financing activities	361,074	(418,745)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,358,758	(1,312,573)

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$4,580,203	$2,686,278

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED OCTOBER 31, 2006

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements of American Wagering, Inc. (“AWI”) and Subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year. For further information, please refer to the consolidated financial statements of the Company, and the related notes, included in the Annual Report on Form 10-KSB of AWI for the fiscal year ended January 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”), from which consolidated balance sheet information of the Company at January 31, 2006, included in this report, was derived. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain minor reclassifications have been made to amounts in the consolidated financial statements of prior periods to conform to the current period presentation.

2. Adoption of SFAS No. 123R

The Company has issued various stock options (Note 4) in non-capital raising transactions in exchange for services rendered and to be rendered. Prior to February 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, and the provisions of SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Therefore, prior periods were not restated to reflect the impact of the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, stock-based compensation expense recognized during the three and nine months ended October 31, 2006, of $70,339 and $229,313, respectively, included compensation expense for all share-based payments granted on or prior to January 31, 2006, but not yet vested as of February 1, 2006, based on the grant date established in accordance with the original provisions of SFAS No 123 (prior to the adoption of SFAS No. 123R), and compensation cost for all share-based payments granted or vesting on or subsequent to February 1, 2006, using fair value estimates based on the grant date established in accordance with SFAS No. 123R. The effect of adopting SFAS No. 123R on net income (loss) and earnings (loss) per share for the three and nine months ended October 31, 2006 was to increase net loss (decrease net income) by $70,339 and $229,313, respectively for the three and nine months ended October 31, 2006, and to decrease diluted earnings per share by $0.03 for the nine months.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the three month period ended October 31, 2006:

Expected life in years	6.46
Risk-free interest rate	4.57%
Dividend yield	0.0%
Expected volatility	82.89%

If compensation expense for stock options issued to officers and employees had been determined in prior comparable periods based upon the fair value at the grant date under SFAS No. 123, pro forma net income (loss) and basic earnings (loss) per share would have been as shown below.

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income (loss), as reported	($72,942)	$738,241
Total stock-based employee compensation expense determined under fair-market value based method for all rewards, net of related tax effects	(85)	(188)

Pro forma net income (loss)	($73,027)	$738,053

Earnings (loss) per share:
Basic, as reported	($0.01)	$0.08
Diluted, as reported		$0.08
Basic, proforma	($0.01)	$0.08
Diluted, proforma		$0.08

For pro forma purposes, the fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model for grants in the three and nine month periods ending October 31, 2005:

Expected life in years	8.8
Risk-free interest rate	4.0%
Dividend yield	0.0%
Expected volatility	120.0%

3. Long-Term Debt

On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee). Lease payments are $238,032 per year for 3 years. At the conclusion of the lease term, the Company may exercise a bargain re-purchase option for $1. Accordingly, the Company has accounted for this transaction as a capital lease.

4. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the reported period. The diluted earnings per share consider potentially dilutive securities (options) as outstanding is presented except in loss periods when to do so would be anti-dilutive. Net income (loss) is adjusted for preferred stock dividends to arrive at net income (loss) attributable to common stock. For the operating periods presented, the tables below reconcile net income (loss) and weighted average shares outstanding used to calculate basic earnings (loss) and diluted earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net Income (Loss)	($175,054)	($72,942)	$1,470,952	$738,241
Preferred stock dividends	(35,696)	(35,696)	(105,924)	(105,924)

Net Income (Loss) attributable to common stock	($210,750)	($108,638)	$1,365,028	$632,317

Basic weighted average common shares outstanding	8,246,386	7,956,104	8,214,744	7,956,104

Diluted weighted average common shares outstanding	8,246,386	7,956,104	8,262,911	7,997,881

The following factors were considered in determining the diluted weighted average shares outstanding:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Stock Options Outstanding	784,000	834,760	784,000	834,760
Stock Options Exercisable	348,200	176,360	348,200	176,360
Exercise Price – Low	$0.12	$0.12	$0.12	$0.12
Exercise Price – High	$2.00	$2.00	$2.00	$2.00
Average Market Price	$1.33	$1.59	$1.40	$1.65
Net income (loss) attributable to common stock	($210,750)	($108,638)	$1,365,028	$632,417
Diluted weighted average of the options outstanding (1)	4,408	114,597	48,167	135,276
Anti-dilutive weighted average excluded (1)	780,948	511,644	769,666	220,041

(1)	Options are not included in the weighted average number of shares outstanding for the computation of diluted earnings per share if their effect is anti-dilutive or if the exercise price is greater than the market price. All options are excluded in loss periods.

5. Business Segments

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

Hotel/Casino. The Hotel/Casino segment is comprised of AWI Gaming, Inc. (“AWIG”) and Sturgeon’s, LLC. AWIG is the sole member of Sturgeon’s, LLC, the operator of Sturgeon’s Inn & Casino in Lovelock, Nevada.

Systems. The Systems segment is primarily comprised of Computerized Bookmaking Systems, Inc. (“CBS”) and Contest Sports Systems, Inc. (“CSS”). CBS designs, sells, installs and maintains computerized race and sports book systems for the Nevada gaming industry. CSS leases contest-related self-service kiosks; at the present time, CSS does not have revenues or significant expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenues:
Wagering	$2,501,438	$2,216,385	$6,456,447	$5,855,017
Hotel/Casino *	878,084	—	2,174,357	—
Systems	1,347,147	1,159,596	5,486,685	3,824,785

Total Revenues	$4,726,669	$3,375,981	$14,117,489	$9,679,802

Wagering Direct and Administrative Costs and Expenses:
Direct Costs and Expenses	$1,903,354	$1,705,702	$4,728,427	$4,433,730
Unallocated	247,728	429,644	702,130	977,176
Depreciation/Amortization	93,642	66,114	251,539	181,817

	2,244,724	2,201,460	5,682,096	5,592,723

Hotel/Casino Direct and Administrative Costs and Expenses:
Direct Costs and Expenses *	743,478	—	1,823,363	—
Unallocated	319,639	—	827,628	—
Depreciation/Amortization	85,148	—	207,893	—

	1,148,265	—	2,858,884	—

Systems Direct and Administrative Costs and Expenses:
Direct Costs and Expenses	408,228	624,778	1,894,082	1,870,085
Research and Development	322,132	262,553	822,866	750,005
Unallocated	337,752	392,395	931,946	1,046,997
Depreciation/Amortization	48,953	39,784	141,835	111,321

	1,117,065	1,319,510	3,790,729	3,778,408

Total Direct and Administrative Costs and Expenses	$4,510,054	$3,520,970	$12,331,709	$9,371,131

Operating Income (Loss):
Wagering	$256,714	$14,925	$774,351	$262,294
Hotel/Casino	(270,181)	—	(684,527)	—
Systems	230,082	(159,914)	1,695,956	46,377

Total Operating Income (Loss)	$216,615	($144,989)	$1,785,780	$308,671

Income (Loss) Before Income Tax Provision (Benefit):
Wagering	$256,714	$14,925	$774,351	$262,294
Hotel/Casino	(270,181)	—	(684,527)	—
Systems	230,082	(159,914)	1,695,956	46,377
Other	(391,669)	9,047	(314,828)	446,570

Total Income (Loss) Before Income Tax Provision (Benefit)	($175,054)	($135,942)	$1,470,952	$755,241

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Income Tax Provision (Benefit):
Wagering	—	$5,469	—	$5,642
Hotel/Casino	—	—	—	—
Systems	—	(72,663)	—	1,306
Unallocated	—	4,194	—	10,052

Total Income Tax Provision (Benefit)	—	($63,000)	—	$17,000

Net Income (Loss):
Wagering	$256,714	$9,456	$774,351	$256,652
Hotel/Casino	(270,181)	—	(684,527)	—
Systems	230,082	(87,251)	1,695,956	45,071
Unallocated	(391,669)	4,853	(314,828)	436,518

Total Net Income (Loss)	($175,054)	($72,942)	$1,470,952	$738,241

*	Revenues and direct costs and expenses of the Hotel/Casino segment are comprised of the following:

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Hotel/Casino Revenues:
Casino	$433,611	$1,050,178
Hotel	172,377	430,177
Food/Beverage	307,194	775,796
Less: Casino Promotional Allowances	(35,098)	(81,794)

Total Hotel/Casino Revenues	$878,084	$2,174,357

Hotel/Casino Direct Costs and Expenses:
Casino	$200,132	$480,190
Hotel	67,890	170,049
Food/Beverage	301,652	759,718
Unallocated	173,804	413,406

Total Hotel/Casino Direct Costs and Expenses	$743,478	$1,823,363

6. Acquisition of Sturgeon’s Inn & Casino

On March 1, 2006, AWIG acquired the assets of Sturgeon’s Inn & Casino for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s Inn & Casino real estate and a security interest in the personal property and fixtures of Sturgeon’s Inn & Casino. Interest is payable monthly at the Wall Street Journal-listed prime rate plus 2% and the principal is due in a single payment on March 1, 2008. An additional $300,000 was advanced by Victor Salerno, the Company’s CEO, and his wife, under an agreement with AWI that expires in 2011 and which provides for guarantees of Company indebtedness and advances not to exceed $500,000 in the aggregate. Under the agreement monthly interest payments at the 10% per annum were made by AWI to Mr. and Mrs. Salerno on the balance outstanding, which amount ($300,000) has been fully repaid. In addition, the Company agreed to reimburse Mr. and Mrs. Salerno for finance charges, fees and other expenses they incur under a $500,000 personal revolving line of credit with their bank, to the extent the line of credit was or will be used to provide funding for the Company.

The operating results of Sturgeon’s Inn & Casino are included with our operating results for the period subsequent to our acquisition of it on March 1, 2006. Depreciation and amortization related to the acquisition are calculated based on the final purchase price allocation indicated below.

Land	$505,558
Buildings	795,618
Other	498,824

Total Purchase Price	$1,800,000

In accordance with SFAS No. 141, Business Combinations, the Company performed a valuation using the cost approach, and corroborated by an independent appraisal report valuing Sturgeon’s Inn & Casino at $2,200,000 using the income approach, to determine, among other things, the cost of the acquired entity and to assign that cost to the assets acquired on the basis of their fair values. Based upon this valuation process, the Company determined an overall asset value for Sturgeon’s Inn & Casino of $2,091,570, which amount exceeded the purchase price of $1,800,000 and created negative goodwill in the amount of $291,570. The Company attributes the negative goodwill primarily to the value of the land which increased dramatically between the time the purchase agreement was executed and the time the Nevada Gaming Commission approved the acquisition and it was consummated. However, pursuant to paragraphs 44 and 45 of SFAS No. 141, the negative goodwill was apportioned to each asset class on a pro rata basis. As all eligible assets were reduced on a pro rata basis and no unallocated negative goodwill remained, the Company did not recognize an extraordinary gain from the acquisition of Sturgeon’s Inn & Casino nor was any portion of the purchase price available for allocation to future operations.

In addition to previously disclosed accounting policies and estimates, we have determined that the following accounting policies relative to revenue recognition and promotional allowances are significant to the preparation of our current period consolidated financial statements with respect to the Sturgeon’s Inn & Casino operation.

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for tokens in the customer’s possession. Food and beverage and other operating revenues are recognized as services are performed. Advance deposits are recorded as deferred revenue until services are provided to the customer. Sturgeon’s Inn & Casino gaming (casino), food and beverage and other operating revenues are included in hotel/casino revenue (see detail in Note 5).

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

The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s Inn & Casino had occurred at the beginning of the fiscal year for each interim period presented prior to the acquisition:

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2006
Revenues	$4,037,590	$11,563,258	$14,301,512
Operating Expenses	4,229,449	11,410,133	12,591,079

Operating Income (Loss)	(191,859)	153,125	1,710,433
Other Income (Expense)	(33,948)	317,586	(329,160)

Income (Loss) Before Income Taxes	(225.807)	470,711	1,381,273
Income Tax Provision (Benefit)	(63,000)	17,000	—

Net Income	$(162,807)	$453,711	$1,381,273

Basic Earnings (Loss) Per Share	($0.02)	$0.04	$0.16

Diluted Earnings (Loss) Per Share	($0.02)	$0.04	$0.15

These unaudited pro forma results do not include information for the three months ended October 31, 2006, as Sturgeon’s Inn & Casino was in operation during the entire quarter and, as such, actual results presented in these consolidated financial statements should be used.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

7. Income Taxes

We have has federal net operating loss carryforwards available to reduce future tax obligations in the aggregate amount of approximately $900,000 at October 31, 2006, which are expected to expire in various years ending in 2025. We believe that we will continue to be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from the net operating loss carryforwards, will be fully realized. We have assessed the valuation allowance against the remainder of the deferred tax assets and we continue to reevaluate this asset periodically. We used these expectations to estimate the annual effective income tax rate for fiscal 2007 in determining the tax rate applied to the current quarter.

The change in deferred tax asset valuation allowance for the three and nine months ended October 31, 2006, based on these estimates, created an income tax expense (benefit) of approximately $500,000 and $(60,000), respectively, which offset all current income tax expense (benefit) for the three and nine months ended October 31, 2006. Although the expectations reflected in these estimates are based upon information currently available to us and what we believe are reasonable assumptions, our actual results could differ materially from these expectations.

8. Litigation

Pursuant to an adverse ruling on October 6, 2006, by the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”), which reversed the ruling of the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”), we have recorded a long-term debt payable to Michael Racusin d/b/a M. Racusin & Company (“Racusin”) in the amount of $2,682,374 (with $1,500,000 current) as of October 31, 2006. This amount represents the agreed-upon sum of $2,800,000 less $420,000 already paid plus awarded interest of $302,374 from March 11, 2005 (the effective date of the Company’s Chapter 11 Plan of Reorganization) to September 11, 2006. On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.

We expect that the 9th Circuit will rule on our petition for rehearing within the next 60 days. If our petition is granted, the rehearing is expected to occur 12 to 18 months later. If the 9th Circuit rehears the case and affirms the BAP’s ruling, then Racusin’s claim will be resolved by our issuance of 250,000 shares of AWI common stock to Racusin, in accordance with a previously executed settlement agreement (the “Settlement Agreement”). Those shares were issued in Racusin’s name on July 27, 2005, pursuant to the BAP’s ruling, and are currently held in trust by the United States Bankruptcy Court for the District of Nevada pending a resolution of this matter.

If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP’s ruling, then the 250,000 shares that we issued in Racusin’s name will be cancelled and Racusin’s claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, expected to begin within 30 days, in the aggregate amount of $2,682,374 plus interest at 8% per annum from September 11, 2006.

Pursuant to the 9th Circuit’s ruling, and pending the outcome of the petition for a rehearing, we have reduced common stock by $2,500 (250,000 shares) and additional paid-in capital by $2,377,500. Long-term debt has been recorded in the amount of $2,682,374 and additional litigation judgment expense in the amount of $329,396 has been recorded, which includes accrued interest of $27,022 from September 12 to October 31, 2006.

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

Specific factors that might cause our actual results to differ from our plans, objectives or expectations, might cause us to modify them, or might affect our ability to achieve them include, but are not limited to:

•	increased competition in the race and sports wagering business;

•	our ability to develop and refine products and technologies in a timely manner, and the market’s acceptance of them;

•	our ability to carry out our plans to grow the Company through the acquisition and operation of hotel/casino properties;

•	the possibility that the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) will not rehear the matter reversing the favorable ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”) in the Racusin case, or that the 9th Circuit does rehear the matter and again reverses the favorable BAP ruling;

•	the availability and adequacy of our cash flow to meet our requirements;

•	our ability to control our operating expenses;

•	our ability to secure external sources of financing on acceptable terms, including financing to implement our acquisition plans mentioned above;

•	changes or developments in laws, regulations or taxes affecting the race and sports wagering business;

•	economic, demographic, business and other conditions in our local and regional markets;

•	actions taken or not taken by third parties, such as our customers, competitors and vendors, as well as legislative, regulatory, judicial and other governmental authorities;

•	a decline in the public acceptance of wagering;

•	changes in our personnel or their compensation, including those resulting from changes in minimum wage requirements;

•	our ability to continue to meet the reserve requirements of the Nevada Gaming Commission (“NGC”);

•	our failure to obtain, delays in obtaining, or loss of, any licenses, permits or approvals, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our licenses, permits or approvals on a timely basis;

•	other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs or travel concerns that may adversely affect the economy in general or the Nevada gaming industry in particular;

•	the consequences of the war in Iraq and other military conflicts or political instability in the Middle East or elsewhere and any future security alerts or terrorist attacks such as the attacks that occurred on September 11, 2001; and

•	other risk factors discussed elsewhere in this report.

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

Liquidity and Capital Resources.

For the nine months ended October 31, 2006, we funded our operations primarily with net cash provided by operating activities. As of October 31, 2006, we had working capital of $1,423,285, compared to working capital of $1,670,280 at January 31, 2006. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs to inventory and assemble race/sports systems for our CBS customers. We believe that our ongoing efforts to contain costs and operate efficiently, combined with the growth in win and system sales, have improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital requirements for at least the next 12 months.

Operating activities for the nine months ended October 31, 2006 provided net cash of $2,534,045 as compared to net cash used of $648,096 in the comparable period of last year. This increase of $3,182,141 was primarily due to improved revenues from wagering and systems and improved margins related to each.

Net cash used in investing activities for the nine months ended October 31, 2006 was $536,361 as compared to net cash used of $245,732 in the same period last year. This increase includes an increase in cash used to purchase property and equipment of $250,069, which was offset by a net reduction (withdrawal) in restricted cash of

$224,353, as compared to an increase in restricted cash of $52,587 in the prior year’s comparable period. Further, investing activities for the nine months ended October 31, 2006 did not include our one-time receipt of cash collected on a note receivable of $320,000 during the prior year’s nine-month interim period.

Net cash provided by financing activities for the nine months ended October 31, 2006 was $361,074 as compared to net cash used in financing activities for the same period last year of $418,745, an increase of $779,819. Such increase is primarily due to the non-recurrence of the prior year payment of preferred stock dividends in arrears of $213,400 and proceeds from borrowings of $900,000, minus an increase in the repayment of long-term debt of $377,627.

We do not have any off-balance sheet financing arrangements or liabilities.

NGC Regulation 22.040 – General. NGC Regulation 22.040 requires us to have reserves (cash, surety bonds, irrevocable standby letters of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. In the event we are unable to maintain the Regulation 22.040 reserve or satisfy any increased reserve requirement, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts and a reduction in our sports handle.

NGC Regulation 22.040 – Through August 31, 2006. Through August 31, 2006, we maintained a Regulation 22.040 reserve in the amount of $2,400,000 in the form of a surety bond issued by Travelers Casualty and Surety Company of America. The surety bond was secured by a $1.2 million cash deposit maintained at SmithBarney.

NGC Regulation 22.040 – As of September 1, 2006. Effective September 1, 2006, we maintain a Regulation 22.040 reserve in the amount of $3,000,000 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). The surety bond is secured by a $1,000,000 Irrevocable Letter of Credit (“ILOC”) issued to the benefit of Fidelity by Great Basin Bank of Nevada (“Great Basin”). The ILOC is secured by a $1,000,000 Certificate of Deposit (“CD”) held by Great Basin. We anticipate the Fidelity surety bond will be sufficient to fully satisfy our Regulation 22.040 reserve requirement for the next 12 months.

Acquisition of Sturgeon’s. On March 1, 2006, we acquired the assets of Sturgeon’s for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, $1,500,000 from a bank and $300,000 from an officer/shareholder, which latter amount has been repaid (see Note 6 to the accompanying consolidated financial statements).

Kiosk Financing. On August 8, 2006, we entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks that had previously been purchased by AWIM. We sold the kiosks to the financial company for $600,000 (less a $2,500 documentation fee and a 5% closing fee) and are leasing the kiosks back from the finance company at a payment of $19,836 per month for 36 months ($238,032 per year). At the conclusion of the lease term, we will have the option of re-purchasing the kiosks for $1. We are reporting this transaction for accounting purposes as a capital lease, which is included in long-term debt. On August 28, 2006, we submitted to the finance company a second equipment lease financing arrangement under which the finance company would purchase and lease to AWIM 50 new/sports kiosks. However, before it was finalized, we determined that such financing was not necessary and terminated it.

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

Results of operations – Comparisons of the Nine Months ended October 31, 2006 and 2005.

We report our results of operations through three operating segments: Wagering (Leroy’s and AWIM), Hotel/Casino (AWIG and Sturgeon’s, LLC) and Systems (CBS and CSS). Although we take numerous factors into consideration, the operating income of each segment is a significant profitability measure that we use to allocate resources and assess performance of each segment. Condensed operating results for the nine months ended October 31, 2006 and 2005 are as follows:

	Nine Months Ended October 31,		$ CHANGE	% CHANGE
	2006	2005
Revenues	$14,117,489	$9,679,802	$4,437,687	+45.8%
Costs and Expenses	(12,331,709)	(9,371,131)	(2,960,578)	+31.6%

Operating Income	1,785,780	308,671	1,477,109	+478.5%
Other Income (Expense), net	(314,828)	446,570	(761,398)	-170.5%

Income Before Income Taxes	1,470,952	755,241	715,711	+94.8%
Income Tax (Expense) Benefit	—	(17,000)	17,000	n/a

Net Income	1,470,952	$738,241	732,711	+99.3%

The increase in revenues of $4.4 million (+45.8%) consisted of increases in wagering, hotel/casino and systems revenues of approximately $601,000 (+10.3%), $2.2 million (+100.0%) and $1.7 million (+43.5%), respectively. The increase in wagering revenue is primarily due to an improvement in the net win (gross wagers less customer winnings) on gross wagering of $72.2 million, which gross wagering was approximately the same as in the comparable prior year nine months. The net win percentage increase from wagering increased from 7.25% in the nine months ended October 31, 2005 to 8.15% in the nine months ended October 31, 2006 and is attributable to normal fluctuations.

The increase in hotel/casino revenue is attributable to the acquisition and commencement of operations of Sturgeon’s on March 1, 2006. The increase in systems revenue includes increases in the sale, installation and upgrade of wagering terminals and the associated HP Integrity operating system of $1.2 million, an increase in maintenance fees and sales of $299,000 and a non-recurring sale of wagering kiosks previously leased of $112,000. System sales are low volume, high dollar sales based on the needs of the market, which is limited to the number of Nevada casinos that operate race and sports book servers, and vary substantially from quarter to quarter. System sales, installations and upgrades are non-recurring as the impetus for a sale or upgrade is outdated or expired equipment at existing casinos or the opening of new sports books. System sales, installations and upgrades generally decrease during the third and fourth quarters as most race/sports book operations are reluctant to install new or upgraded equipment and software during the professional football season.

Costs and expenses for the nine months ended October 31, 2006 increased by approximately $3.0 million (+31.6%), which consists of increases in direct costs and expenses of $2.1 million (+34.0%), and in administrative costs and expenses of $819,000 (+26.7%). The increase in direct costs and expenses, from $6.3 million in the nine months ended October 31, 2005 to $8.4 million in the nine months ended October 31, 2006, includes increases in wagering, hotel/casino and systems costs and expenses of $295,000 (+6.6%), $1.8 million (+100.0%) and $24,000 (+1.3%), respectively.

The increase in wagering direct costs and expenses primarily includes increases in wages and benefits of approximately $189,000, and in advertising of $90,000. The increase in wages and benefits is due to the addition of management personnel for Northern Nevada operations, general compensation increases to retain and attract qualified staff, and increased health care costs as a result of increased health insurance costs borne by the Company. The increase in advertising is attributable to increased marketing efforts to attract new customers.

The increase in hotel/casino direct costs and expenses is attributable to the acquisition and commencement of operations of Sturgeon’s on March 1, 2006. The slight increase in system costs and expenses primarily consists of an increase in costs of sales of $158,000, associated with the increase in revenues from the sale, installation and upgrade of wagering terminals and the associated HP Integrity operating system, and the cost of the wagering kiosks previously leased of $88,000. Such increases were significantly offset by a decrease in wages and benefits of $158,000, which resulted from a reduction and realignment of personnel, attributing to improved operational efficiencies.

The increase in administrative costs and expenses, from $3.1 million in the nine months ended October 31, 2005 to $3.9 million in the nine months ended October 31, 2006, includes increases in research and development, selling, general and administrative and depreciation and amortization costs and expenses of $73,000 (+9.7%), $438,000 (+21.6%) and $308,000 (+105.1%), respectively. The increase in research and development costs and expenses is primarily due to compensation and benefit increases associated with the retention and attraction of qualified management and staff.

The increase in selling, general and administrative costs and expenses includes the recognition of stock-based employee compensation expense of approximately $236,000 in the nine months ended October 31, 2006 in connection with the Company’s February 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Selling, general and administrative costs and expenses also increased by approximately $310,000 in various other cost and expense categories including gaming investigative fees, legal, general outside services, general and administrative costs and expenses associated with the March 1, 2006 acquisition and operation of Sturgeon’s and in other miscellaneous categories. Such increases were partially offset by a decrease of approximately $108,000 as a result of the discontinuance of unsuccessful contract services relative to improving the Company’s public market perception, which costs and expenses were primarily incurred in the fiscal year ended January 31, 2006.

The increase in depreciation and amortization primarily includes an increase from wagering of approximately $70,000 and depreciation and amortization of approximately $208,000 attributable to the acquisition and operation of Sturgeon’s on March 1, 2006.

Other income (expense) decreased from other income, net of approximately $447,000 in the nine months ended October 31, 2005 to other expense, net of approximately $315,000 in the nine months ended October 31, 2006, a $761,000 decrease. This decrease primarily consists of an increase in interest expense of approximately $120,000, and the current nine-month recognition of a litigation judgment expense of approximately $329,000, which was a reversal of the prior year’s comparable nine-month recognition of such amount as other income. The increase in interest expense is primarily due to additional long-term debt incurred in purchasing Sturgeon’s on March 1, 2006. The recognition of litigation judgment expense in the nine months ended October 31, 2006, reversing the recognition of such amount as other income in the nine months ended October 31, 2005, is a result of the October 6, 2006 reversal by the 9th Circuit of the prior ruling by the BAP. In accordance with the BAP ruling during the nine months ended October, 31, 2005, we recorded the resolution of such claim as the issuance of common stock and additional paid-in capital and recognized income. Pursuant to the 9th Circuit’s ruling on October 6, 2006, we have reversed the prior year’s accounting entries and have reduced common stock and additional paid-in capital, recognized expense and increase long-term debt. On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc. (See Part II, Item 1. Legal Proceedings below.)

Critical accounting estimates and policies. Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or, that if changed, are likely to materially affect future periods. The following summarizes our critical estimates and policies.

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

Accounting for long-lived assets: Our owned property and equipment are recorded at cost and depreciated to residual values over their estimated useful lives under the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The currently estimated useful life of our equipment generally ranges from 3 to 10 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will recognize an impairment loss if the carrying amount of the asset is not recoverable from its undiscounted cash flows; the impairment would be measured as the difference between the carrying amount and fair value of the asset.

Accounting for income taxes: In assessing when to realize deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. We believe that we will continue to be profitable at least for the short-term future and, therefore, it is more likely than not that the recorded net deferred tax asset of $440,481, which resulted primarily from net operating loss carry-forwards and unrealized losses, will be realized. We have assessed a need for a valuation allowance against the remainder of the deferred tax asset primarily due to our previous history of losses and we continue to reevaluate this asset periodically. (See Recent Accounting Pronouncements below.)

Stock-based compensation: On February 1, 2006, as required, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. Fair values of stock options are estimated using the Black-Scholes method based on assumptions that we consider reasonable and that we disclose in our financial statements. Previously, we used Accounting Principles Board Opinion No. 25, Stock-Based Compensation, to account for employee stock options.

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. SFAS No. 155 will be effective for all financial instruments issued or acquired beginning in the first interim period of a fiscal year that begins after September 15, 2006. We do not expect to issue or acquire any financial instruments likely to be affected by SFAS No. 155 in the foreseeable future.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for interim periods within fiscal years beginning after December 15, 2006. Management is currently evaluating the likely impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for interim periods within fiscal years beginning after November 15, 2007. WE do not believe that the application of SFAS No. 157 will have a material impact on our financial statements.

Impact of Inflation. We do not anticipate that inflation or changes in interest rates will have a material impact on our current or future operations.

Recent developments. On December 18, 2006, we appointed Victor J. Salerno as our principal financial officer on an interim basis. Mr. Salerno also serves as our Chairman of the Board, President, Chief Executive Officer (“CEO”), Chief Operating Officer and Assistant Secretary. We made this appointment following the termination of employment of Timothy F. Lockinger, who was our Chief Financial Officer, Secretary and Treasurer and who continues to serve as a member of our board of directors. On November 17, 2006, Mr. Lockinger notified us that he was terminating his employment agreement for “Good Reason.” Thereafter, we notified Mr. Lockinger that we believe his claim of termination for Good Reason is without merit and that we were terminating his employment agreement for “Cause.”

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting, except as noted below.

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

Racusin

On October 6, 2006, the 9th Circuit reversed the decision of the BAP which previously ruled in our favor that the bankruptcy claim of Michael Racusin, d/b/a M. Racusin & Company (“Racusin”), was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code. In reversing the BAP’s ruling, the 9th Circuit ruled that Racusin’s claim was not subject to subordination and remanded the case for further proceedings.

On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.

The manner in which Racusin’s claim is ultimately resolved will be based on the 9th Circuit’s decision and a September 3, 2004 Settlement Agreement among AWI, Leroy’s and Racusin (the “Settlement Agreement”), which is described further and appears in Exhibit 99.1 in the Form 8-K that we filed on September 7, 2004.

If the 9th Circuit rehears the case and affirms the BAP’s ruling, then Racusin’s claim will be resolved by the issuance of 250,000 shares of AWI common stock to Racusin, in accordance with the Settlement Agreement. Those shares were issued in Racusin’s name on July 27, 2005 pursuant to the BAP’s ruling and are currently held in trust by the Bankruptcy Court pending a resolution of this matter.

If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP’s ruling, then the 250,000 shares that we issued in Racusin’s name will be cancelled and Racusin’s claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, expected to begin within 30 days, in the aggregate amount of $2,682,374 plus interest at 8% per annum from September 11, 2006.

Pending the outcome of our petition for a rehearing, we have taken the following actions:

(1)	We have not cancelled the certificate for 250,000 shares of AWI common stock issued in Racusin’s name on July 27, 2005. Instead, this certificate will remain in trust with the Bankruptcy Court until such time as a resolution to this matter is reached. However, notwithstanding this, we have treated such shares as not issued and have reduced common stock by $2,500 and additional paid-in capital by $2,377,500 (reversal of our previous recording of the elimination of the Racusin claim through our issuance of common stock);

(2)	We have recorded litigation judgment expense in the amount of $329,396 in the current period to account for accrued interest from the effective date of our Plan (March 11, 2005) through September 11, 2006 ($302,374) and interest from September 12 to October 31, 2006; and

(3)	We have recorded long-term debt in the amount of $2,682,374 as of October 31, 2006 to account for the balance due Racusin should he prevail in this matter.

In the event we are unsuccessful in our efforts for a favorable ruling by a rehearing, we will be obligated to make payments to pursuant to the Settlement Agreement, approximately as follows, plus interest at 8% per annum on the unpaid balance as follows:

First 12 months	$1,502,374
Second 12 months	300,000
Third 12 months	300,000
Fourth 12 months	300,000
Fifth 12 months	280,000

Total	$2,682,374

We anticipate that the 9th Circuit will rule on our petition for rehearing within the next 60 days. If our petition is granted, we anticipate that the rehearing would occur 12 to 18 months later. If our petition is denied, we anticipate that our payments to (or for the benefit of) Racusin will begin within 30 days after the denial.

Other

We are not a party to any other material pending legal proceedings nor, to our knowledge, are any other material legal proceedings threatened against us or our subsidiaries. We maintain insurance coverage, including property, workers compensation and general liability insurance, which we consider adequate for our size and the nature of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment/Extension of Directors Stock Option Plan, dated August 1, 2006

10.2	Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing, Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: December 22, 2006

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Interim Principal Financial Officer