Form 10KSB
period 2007-01-31
AMERICAN WAGERING INC
filed 2007-05-31
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-20685

American Wagering, Inc.

(Name of small business issuer as specified in its charter)

Nevada	88-0344658
(State of incorporation)	(I.R.S. employer identification number)

675 Grier Drive, Las Vegas, Nevada 89119	(702) 735 - 0101
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value, $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year.  $19,370,393

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   $6,050,599 as of April 27, 2007.

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
8,129,880 Common Shares as of May 10, 2007

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

AMERICAN WAGERING, INC.
TABLE OF CONTENTS TO FORM 10-KSB
FOR THE YEAR ENDED JANUARY 31, 2007

PART I

Item 1.    Description of Business

Company History

Under Nevada gaming regulations, a publicly traded company is not eligible to hold a Nevada gaming license. Thus, American Wagering, Inc. (“AWI”), a Nevada corporation, was formed to be the publicly traded holding company for Leroy’s Horse & Sports Place, Inc. (“Leroy’s”). Other operations have subsequently been added through internal development and acquisition.

Race and Sports Wagering Revenue Segment

Leroy’s. Leroy’s owns and operates 59 satellite race and sports books in nonrestricted gaming establishments throughout the State of Nevada.  Every wager placed at any Leroy’s race and sports book is processed through equipment and software of our subsidiary, Computerized Bookmaking Systems, Inc. (“CBS”). We refer to that equipment and software collectively as the “CBS System.” By leveraging the technology of the CBS System to process every wager taken at 59 race and sports books, Leroy’s enables a nonrestricted gaming operator to offer the race and sports book amenity to its patrons without the traditional and typical fixed costs and risk of financial loss associated with operating a race and sports book. This structure also enables Leroy’s to allocate its financial risk of loss more efficiently and to reduce and manage its fixed costs more effectively.

AWI International, Inc. AWI International, Inc. (“AWI Int’l”) provides a myriad of services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed.  Such services may include (1) providing remote oddsmaking and posting of odds for an event whose popularity may be regional or cultural based (Australian-Rules Football, cricket, polo, etc.); (2) remote operation and management of the gaming supplier’s or operator’s race and sports book system in the foreign jurisdiction; or by (3) providing wagering content to the gaming supplier or operator that is offered to the patron with the resulting wagers having been processed by the gaming supplier’s or operator’s race and sports system.

Race and Sports Wagering Systems Segment

CBS. CBS is the leading race and sports equipment and software supplier in the State of Nevada. Accordingly, CBS services the majority of race and sports books in Nevada.

AWI Manufacturing, Inc. AWI Manufacturing, Inc. (“AWIM”) designs and leases self-service race and sports wagering kiosks to CBS customers.  The kiosks interface seamlessly with our customers’ CBS Systems and they expand our customers’ race and sports books’ size and hours of operation without increasing the labor cost.

Hotel/Casino Segment

AWI Gaming, Inc. AWI Gaming, Inc. (“AWIG”) is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon’s Inn & Casino.  AWIG’s purpose is to acquire other hotel/casino properties.

Sturgeons, LLC. Sturgeons, LLC d/b/a Sturgeon’s Inn & Casino (“Sturgeon’s”) is a hotel, casino and restaurant operation located at Lovelock, Nevada that we acquired on March 1, 2006.

Chapter 11 Filing

On July 25, 2003, AWI and Leroy’s filed voluntary petitions for relief (“Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s. On March 11, 2005 (the “Effective Date”), AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made, except with respect to the Racusin matter. Michael Racusin, d/b/a Racusin & Company (“Racusin”), appealed to the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the “BAP”) in favor of AWI and Leroy’s.  On October 6, 2006, the 9th Circuit reversed the BAP and remanded a reinstatement of the Bankruptcy Court’s original decision in favor of Racusin.  AWI and Leroy’s have requested a 9th Circuit panel rehearing or rehearing en banc, and Racusin has filed with the 9th Circuit a response to our request.  The requested panel rehearing or rehearing en banc remains pending.

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

Sports wagering.  Wagering on sporting events is legal in the state of Nevada and in numerous foreign countries.  Sports wagering at Nevada’s race and sports books increased from approximately $290 million in 1980 to $2.4 billion in 2006.  During that same period, the number of licensed sports books in Nevada increased from 24 to 170.  With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly.  When sporting events are televised, there is increased excitement, which, we believe, leads to more interest in sports betting.

A sports wagering facility, or “sports book,” is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games.  Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a “balanced book” by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event.  As a general matter, a patron’s odds or point spread (the “line”) are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line.  Under this system, a sports book operator attracts bets by changing or “moving” the line up or down to encourage wagering on a specific team.  To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event.  This is the fundamental difference from other forms of organized gambling where profits result from patron play against a statistical advantage that the gambling operator (the “House”) possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks and Jai-Alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

This fundamental difference is part of the appeal for many sports patrons, but it also creates risk for the sports book.  A bookmaker operates in a system that is interrelated with oddsmakers and patrons.  Bookmakers collect bets, adjust odds to account for the preferences of their patrons, pay the winners, and if the book is balanced for each type of sports bet, the House then has a “theoretical advantage.”  For example, for a straight football bet involving the outcome of one game, it is common practice that the patron wagers $11 to win $10.  Accordingly, by maintaining a balanced book, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

Oddsmakers (whose services are purchased by the bookmakers) initially set betting lines with the goal of splitting the bets evenly between each of the betting sides.  Patrons have opinions concerning the odds and bet accordingly, which requires initial lines to be adjusted.  As a result, in practice, a sports book is rarely perfectly balanced.  The sports books’ profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required.  Because patrons are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of either a constant profit over time or for a single event.

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

The game limit is established by the sports book based upon the “earn” in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the “theoretical hold percentage”), the quality of the line, and the patron mix.  For example, when the sports book anticipates that the majority of the bets will come from sophisticated patrons who know as much as, or more than, the oddsmaker, the limit will be relatively low.  We believe that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated patrons.  Accordingly, the sports books’ expected earn on such an event would be higher and would justify a higher game limit.

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event.  While many of the consolidated casino operators have sufficient patron traffic to underwrite the substantial risks inherent in a sports book, many single casino operators are typically more risk adverse.  Through Leroy’s, we offer casino operators the amenity of having sports wagering books with no risk of financial loss or substantial operating, labor, or administrative costs.   Under Nevada gaming law, Leroy’s is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees.

When Leroy’s began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book.  The typical sports book location leased by Leroy’s encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers.  Most leases are at fixed rates, are cancelable by either party on 30 to 90 days notice, and some have incentive (or participation) clauses.  As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy’s centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet.  The ticket is then distributed to the patron with Leroy’s simultaneously recording the wager.  Personnel at Leroy’s main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy’s locations.

We believe that Leroy’s has lower maximum betting limits than many sports books operated by the larger casinos.  We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets.  In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per patron (unless a higher limit for a specific patron is approved by the State Gaming Control Board).  We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting its risk.

Professional and college football games currently are the most popular sports wagered on,  followed by professional and college basketball games, and finally professional baseball games; comprising the majority of the total amount wagered at all of our Leroy’s locations.  Historically, our Leroy’s business has been seasonal in nature, with more than half of its handle occurring between the months of September and February.

Leroy’s does not offer horse race wagering at all its locations.  It offers limited horse race wagering at most locations, and a full pari-mutuel race book at several of its locations.

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

With the popularity and accessibility of personal computers, bettors now have an additional medium from which to wager on sporting events.  While online sports betting has existed for approximately 20 years, few people had access to a computer or the Internet.  We believe that the dynamic growth in home computers combined with the convenience of betting online will enhance the continued growth of the sports betting industry in general but may have an adverse impact upon our live wagering facilities in Nevada.  At this time, we cannot predict what impact, if any, the growth of online wagering may have on our overall handle (total amount wagered).

Pari-mutuel race wagering.  In December of 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations.  Leroy’s, in association with a disseminator, offers pari-mutuel wagering on numerous events at racetracks throughout the country.  As of January 31, 2007, Leroy’s offers pari-mutuel race wagering at seven of its licensed locations.

Competition.  There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than we do.

Leroy’s faces competition from all other sports and race wagering operations throughout Nevada.  There are currently 170 sports books in Nevada, of which we owned and operated 59 as of January 31, 2007. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than our locations and some casinos operate sports books at other casinos.

AWI Int’l competes with international race and sports service providers.

CBS faces competition from the larger casinos that may develop their own race and sports wagering systems, as well as the challenge of keeping up with the rapid evolution in technology.  In addition, the CBS System competes directly with an over-the-counter system offered by another company with approximately 10% of the market.

AWIM competes with other manufacturers of self-service wagering kiosks.

AWIG faces competition from other hotel/casino operators who may be interested in acquiring the same properties that AWIG is interested in acquiring.  Sturgeon’s is the only hotel/casino operation in Lovelock, Nevada and competes in the tourism market with casino facilities in the nearby cities of Sparks, Fallon and Winnemucca.  However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming patrons

Intellectual property.  We regard our technology as proprietary and attempt to protect it by relying on patents, trademarks, service marks, copyrights and trade secret laws and restrictions on disclosure and transferring title and other methods.  We generally enter into confidentiality and/or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

Research and development.  We spent $1,131,265 in research and development in the fiscal year ending January 31, 2007, as compared to $1,020,051 in the fiscal year ending January 31, 2006, all of which was expensed as incurred.  We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies.  Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification and security in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

Proposed government regulation.  In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on some, if not all, types sporting events.  Passage of any such legislation would have a significant negative impact on our operations.

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

We have been found suitable as the publicly traded parent of entities holding Nevada gaming licenses.  Leroy’s is licensed by the Nevada Gaming Authorities as the owner/operator of nonrestricted race and/or sports book operations; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; AWIG is licensed by the Nevada Gaming Authorities as the sole member of Sturgeon’s; Sturgeon’s is licensed by the Nevada Gaming Authorities as the operator of nonrestricted gaming operations at Sturgeon’s Inn & Casino; CBS is not required to maintain any gaming-related licenses. Gaming licenses require the periodic payment of fees and taxes and periodic reviews by the gaming authorities.  Furthermore, gaming licenses are not transferable.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship, or involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.  Our officers, directors and key employees who are actively and directly involved in the gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable.  A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation.  An applicant for licensing or a finding of suitability must pay all of the costs of the investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities.  In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.  Our officers and directors and those of our subsidiaries have been or are in the process of being found suitable by the Nevada Gaming Authorities.

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

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Commission.  The Nevada Act requires that beneficial owners of more than 10.00% of our voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10.00%, but not more than 15.00%, of our voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only.  An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent.  If the Commission grants a waiver to an “institutional investor,” the waiver does not include a waiver or exemption from the requirement for prior approval to “acquire control” of a registered corporation.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its beneficial owners.  The applicant is required to pay all costs of investigation.

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

Changes in control of AWI through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Commission.  Entities seeking to acquire control of a registered corporation must satisfy the Board and the Commission under a variety of stringent standards prior to assuming control of such registered corporation.  The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity that proposes to acquire control, to be investigated and licensed as part of the approval process related to the transaction.

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

Leroy’s may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions where such betting or wagering is legal.  Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel, wagers, from other jurisdictions in which pari-mutuel wagering is legal.

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

Employees.  We had approximately 224 employees at January 31, 2007, of which 190 were full time.   None of our employees are represented by a labor union.  We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements. At this time, we believe our employee relations are good.

Cautionary Statements Regarding Future Results, Forward-Looking Statements and Other Important Factors

Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements containing words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “might,” “may,” “could,” “will,” “should,” or similar expressions, or the negative thereof, constitute forward-looking statements.  Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

WE ARE SUBJECT TO INTENSE COMPETITION.  There is intense competition among companies in the gaming industry, along with dynamic customer demand and rapid technological advances; and most of our competitors have significantly greater financial, marketing, technical and other resources than we do.  Significant competition that we encounter may have a materially adverse effect on us.  There can be no assurance that we will be able to compete successfully against current and future competitors.

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

BECAUSE OF OUR SEC FILING DELINQUENCIES, OUR STOCK COULD BE REMOVED FROM QUOTATION ON THE OTC BULLETIN BOARD (“OTCBB”).  We were late in the filing of our last Form 10-QSB and this Form 10-KSB.  Consequently, the OTCBB has notified us that if we are late with the filing of another Exchange Act report between now and the due date for our October 31, 2008 Form 10-QSB, our common stock will be removed from quotation on the OTCBB for at least one year.  Such removal could have a materially adverse effect on the marketability and trading price of our stock, as well as on our ability to raise additional equity capital, (if we seek to do so).

DEMAND FOR OUR PRODUCTS AND SERVICES IS SUBJECT TO CONSUMER DEMAND.  We believe our ability to increase revenues, cash flow, and profitability will depend, in part, upon continued market acceptance of our products and services.  There can be no assurance that the market acceptance of our products and services will continue.  Changes in market conditions in the gaming industry, the general and gaming industry economic conditions, and the financial condition of host locations or patrons could limit or diminish market acceptance of these products and services.  Any interruption in professional or college football or professional or college basketball games would adversely affect us.

THE GAMING INDUSTRY MAY BE ADVERSELY AFFECTED BY FEDERAL LEGISLATION.  The U.S. Congress has proposed several bills that would prohibit any person from engaging in the business of betting or wagering via electronic communication facilities if the transmission is not legal in the state in which the transmission either originates or is received.  In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events.  There is no guarantee that Congress will not pass a bill which would adversely affect our operations. Additionally, federal and state tax legislation and matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.

WE ARE LARGELY DEPENDENT ON CURRENT MANAGEMENT.  Our success is largely dependent on the efforts of Victor Salerno, our Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) who is currently also serving as our Interim Principal Financial Officer. Although we maintain a “key person” life insurance policy and have an employment agreement with Mr. Salerno, the loss of Mr. Salerno’s services could have a materially adverse effect on our business.

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

PRIOR TO FISCAL YEAR ENDED JANUARY 31, 2007, WE HAD A HISTORY OF LOSSES AND WE MAY INCUR ADDITIONAL LOSSES IN THE FUTURE.  From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit.  While we have implemented strategies to improve future operations including, but not limited to, discontinuing unprofitable business segments such as keno and pari-mutuel sports, investing in additional research and development aimed at new markets, and settling litigation matters, there is no assurance that such strategies will be successful. Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results. Changes in our business systems or technologies affecting our products could also negatively impact our financial results. In order for us to maintain profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

AN ADVERSE DECISION BY THE 9th CIRCUIT IN THE RACUSIN MATTER, COULD ADVERSELY AFFECT OUR LIQUIDITY AND OPERATING PERFORMANCE.  We are involved in court proceedings with Racusin to determine the form of payment on his claim on our Chapter 11 proceedings.  In accordance with the decision of the BAP, we issued Racusin 250,000 shares of common stock in payment of his claim.  Racusin appealed the BAP decision to the 9th Circuit, requesting a cash payment of approximately $2.8 million.  On October 6, 2006, the 9th Circuit reversed the BAP decision.  We have requested a panel rehearing or rehearing en banc.  Racusin has filed a response to our request. The outcome of our request for a panel rehearing or rehearing en banc cannot be predicted at this time.  If the 9th Circuit declines to rehear the matter or does rehear the matter and again reverses the BAP, our liquidity and future results could be adversely affected.

WE NEED ADDITIONAL CAPITAL TO ACHIEVE OUR GOALS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND CAN NOT GIVE ASSURANCE THAT WE WILL BE ABLE TO OBTAIN CAPITAL AS AND WHEN REQUIRED.  We believe that we have sufficient working capital as of the date of this report to satisfy estimated working capital requirements for the foreseeable future in regards to current operations.  In order for us to achieve our goals and grow the revenue stream, however, we will require additional capital to fund the operations of AWIG and AWIM.  At the present time, we do not have any commitments to obtain additional capital and there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.

AN ADVERSE CHANGE AFFECTING THE GAMING INDUSTRY, SUCH AS A CHANGE IN GAMING REGULATIONS OR A DECREASE IN THE RATE OF GROWTH AND POPULARITY OF CASINO GAMING, WILL NEGATIVELY IMPACT OUR PROFITABILITY AND OUR POTENTIAL FOR GROWTH.  Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control.  These factors include, among others, the pace of development, changes in gaming regulations, the continued popularity of casino gaming, particularly race and sports wagering, as a leisure activity, etc.  An adverse change in any of these political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue.

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

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATION.  In order to achieve our goals for growth, particularly with the AWIG and AWIM subsidiaries, we need to improve the effectiveness and breadth of our sales operations nationally and internationally in order to increase market awareness and sales.  Our gaming products require sophisticated sales efforts targeted at selected people within the gaming industry.  Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel required.  In addition, we will need to effectively train and educate the sales force in order to be successful in selling into the market. Reliance upon our current strategic relationships with our customers and our vendors could also subject us to increased risk if we are unable to positively and successfully maintain or create those relationships.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INCUR SIGNIFICANT COSTS ATTEMPTING TO DO SO.  Our success and ability to compete are dependent to a significant degree on our proprietary technology.  We rely on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect these proprietary rights.  However, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  Such litigation, whether successful or not, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our financial condition or operating results.

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

•                  Uncertainty as to the continued quotation of our stock on the OTCBB; and

•                  Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK.  The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders’ equity interests in us.  Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series.  Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock.  If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest.  In addition, as of January 31, 2007, we were authorized to issue, without stockholder approval, up to 16,878,120 shares of common stock.  Of that amount, 368,200 shares of our common stock were issuable upon the exercise of vested options.

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

WE FACE CONSIDERABLE RISK IN SUCCESSFULLY IMPLEMENTING ACQUISTIONS.  As part of our business strategy, we acquired Surgeon’s in fiscal 2006 and we may acquire other businesses in the future.  Acquisitions could result in potential dilution of the value of our common stock, cash expenditures, increased debt, increased system costs related to integration, and greater potential risk for contingent liabilities. We cannot be assured that we will successfully complete any future acquisitions due to various constraints, such as our need for funding, increased competition, cost constraints, legal, compliance and regulatory issues.

Our acquisition of Sturgeon’s in March 2006, and any future acquisitions, may not produce the revenues, earnings or savings in business synergies that were anticipated for such reasons or constraints below:

•                  Potential loss of key employees;

•                  issues related to the integration of the operations, financial reporting, technologies, systems, including those caused by geographic differences;

•                  risks of entering into markets in which we have limited or no prior experience;

•                  valuation declines in US currency and/or cost increases, particularly in transportation that affect potential tourism and gaming revenue

•                  difficulties in our use, development or marketing of the acquired entity’s brand identity and integration of such into our Company;

•                  diversion of the attention of our management and others away from our daily operations; and

•                  any undisclosed or potential legal liabilities of the acquired businesses.

RISKS INCLUDING POLITICAL, ECONOMIC AND OTHERS RELATED TO OUR INTERNATIONAL SUBSIDIARY, AWI INT’L THAT COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. Our subsidiary, AWI Int’l, provides services to licensed non-U.S. jurisdictions and therefore is subject to risks associated with doing business internationally. AWI Int’l provides sports gaming services and equipment depending on the needs of the gaming operator or a third party gaming supplier (vendor); including the following:  remote wagering management; equipment and kiosk sales or leases; setting of the odds and/or the lines; uploading games; and software installation. Our sales to customers outside the United States are currently to licensed jurisdictions in the Caribbean, but we could potentially expand to other foreign jurisdictions that are licensed for sports gaming. Accordingly, our future results could be harmed by a variety of factors, including:

•       changes in regulatory requirements;

•       changes in a specific country’s or particular region’s political or economic conditions;

•       tariffs, other trade protection measures and import or export licensing requirements;

•       potentially negative consequences from changes in tax laws or application of such tax laws;

•       different foreign entities that would control the protection of our intellectual property; and

•       restrictions on our ability to own or operate subsidiaries make investments or acquire new businesses in these jurisdictions.

Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in new or changed restrictions being imposed on our operations.

WE MAY NOT BE ABLE TO COMPLETE OUR ASSESSMENT AND/OR WE MAY NOT RECEIVE AN UNQUALIFIED OPINION FROM OUR AUDITORS WITH RESPECT TO THE ASSESSMENT OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING THAT IS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, AND WE WILL INCUR ADDITIONAL COSTS IN THAT PROCESS. We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We may be required to spend a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management’s annual review and evaluation of our internal control systems, commencing with our Annual Report on Form 10-KSB for fiscal year ended January 31, 2008 and attestations as to the effectiveness of these systems by our independent public accounting firm commencing with the annual report for the following fiscal year.

We will incur significant increased costs in implementing and responding to these requirements due to the complexities of Section 404 that require significant documentation, testing and, if necessary, remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, diverting them from their daily business focus; and strain on our information systems and other resources.  We likely will be required to hire additional personnel and to use outside legal, accounting and advisory services and software to assist us in compliance efforts. In addition, we will incur additional fees from our auditors as they perform the added review work necessary for them to provide their attestation. Even with those expenditures, we may not be able to complete our assessment or we may not be able to obtain an unqualified attestation report on such assessment.

Also, partly in response to Section 404, we will begin a significant redesign and upgrade of our financial reporting software, systems and procedures. This redesign and upgrade will be undertaken in hopes of strengthening our internal control over financial reporting, improving our ability to plan and analyze our business and reducing the work burden on our finance and accounting staff. We estimate that we will fully implement our new financial reporting software by the end of fiscal 2007.

Further, we or our auditors may identify significant deficiencies or more material weaknesses in our internal control over financial reporting, as we have done this year. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting.  Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

If we fail to maintain the adequacy of our internal controls, including any failure to implement the required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

Our new and limited staff in finance and accounting has faced an increased workload due to the lack of a permanent replacement Chief Financial Officer  (“CFO”); the upcoming requirements of Section 404 and the turnover that has taken place in that department. We have experienced an extremely high level of turnover of seasoned staff, which has compounded the workload for the finance and accounting department from fiscal 2005 through fiscal 2007. This has also caused us to have positions open, numerous training challenges, and overburdened personnel, for extended periods of time; at a time when we need more resources available. As of the fiscal year ended January 31, 2007, the finance and accounting department has a limited but fully-staffed department, with the exception of a CFO.

The combination of the delays in hiring a permanent CFO and the staffing shortages and turnover in finance and accounting have led to significant deficiencies and material weaknesses in our internal control over financial reporting, as reported in Item 8A of this Form 10-KSB, and have significantly increased the risk of a significant deficiency or material weakness in our internal control over financial reporting next year.  Such a deficiency or weakness could cause us to again fail to meet our Exchange Act reporting obligations, cause the OTCBB to remove our stock from quotation and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the price of our common stock.

LITIGATION MAY SUBJECT US TO SIGNIFICANT EXPENSES AND LIABILITY.  From time to time in the course of our business, we may be subject to litigation claims or other legal disputes, which may not be covered under our insurance policies or as to which our insurance carriers may seek to deny coverage.  Consequently, we might incur adverse judgments, costly settlements or significant legal fees, any or all of which might have a material adverse effect on us.

Item 2.    Description of Property

Our corporate office is located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada.  On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building.  However, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 28, Accounting for Sales with Lease-backs, only a portion of the gain has been recognized.  The gain has been deferred and will be amortized against the lease payments over the initial lease term (5 years).  CBS leases the building from the new owner for a rent of $30,750 per month (triple net).  The lease has an initial term expiring February 1, 2010 with options for two additional five-year terms.  CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), Leroy’s (6,769 square feet; $11,014 per month) and the remainder of the space is rented to unaffiliated parties at various amounts. In addition, CBS leases 1,847 square feet of office/warehouse space in Reno, Nevada to provide 24/7 maintenance service to our Northern Nevada customers.  This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. On September 1, 2006, a new lease became effective, whereby CBS pays $676, $703 and $731 per month, for each twelve month period ending September 30, 2007, 2008 and 2009, respectively. The lease expires on September 30, 2009.

Leroy’s operates race and/or sports books subject to lease agreements with the host casino operators.  The average book occupies approximately 300 square feet and ranges from 80 to 10,000 square feet.

Sturgeon’s is located at 1420 Cornell Avenue in Lovelock, Nevada.  The facility contains over 65,000 square feet.

The properties owned by us are adequately insured. We believe that the existing facilities in Las Vegas and Reno satisfy our present and foreseeable needs and we do not anticipate any changes.

Item 3.    Legal Proceedings

In accordance with SFAS No. 5, Accounting for Contingencies, we will not accrue for a loss contingency relating to a matter if we believe that (1) the matter has been fully resolved to the satisfaction of both parties; or (2) although an unfavorable outcome in the proceeding may be possible, we do not consider it to be probable or reasonably estimable.  Consistent with our accounting policy, we will record legal defense costs when incurred, or accrue them, depending on the conditions in SFAS No. 5 above.

Racusin

On October 6, 2006, the 9th Circuit reversed the decision of the BAP which previously ruled in our favor that the bankruptcy claim of Racusin was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code. In reversing the BAP’s ruling, the 9th Circuit ruled that Racusin’s claim was not subject to subordination and remanded the case for further proceedings.

On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.  On December 15, 2006, Racusin filed a response to our petition at the 9th Circuit’s request.

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

If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP’s ruling, then the 250,000 shares that we issued in Racusin’s name will be cancelled and Racusin’s claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, expected to begin within 30 days after the 9th Circuit’s decision, in the aggregate amount of $2,682,374 plus interest at 8% per annum.

Pending the outcome of our petition for a rehearing, we have taken the following actions:

(1)          We have not cancelled the certificate for the 250,000 shares that we issued in Racusin’s name. Instead, this certificate will remain in trust with the Bankruptcy Court until such time as a resolution to this matter is reached. However, notwithstanding this, we have treated such shares as not issued and have reduced common stock by $2,500 and additional paid-in capital by $2,377,500 (reversal of our previous recording of the elimination of the Racusin claim through our issuance of common stock);

(2)          We have recorded litigation judgment expense in the amount of $386,698 for the fiscal year ended January 31, 2007 to account for accrued interest from the effective date of our Plan (March 11, 2005) through September 11, 2006 ($302,374) and interest from September 12, 2006 to January 31, 2007 ($84,324); and

(3)          We have recorded debt in the amount of $2,682,374, as of January 31, 2007 to account for the balance due Racusin should he prevail in this matter.

In the event we are unsuccessful in our efforts for a favorable ruling by a rehearing, we will be obligated to make payments pursuant to the Settlement Agreement, approximately as follows, plus interest at 8.00% per annum on the unpaid balance as follows:

First 12 months	$1,502,374
Second 12 months	300,000
Third 12 months	300,000
Fourth 12 months	300,000
Fifth 12 months	280,000
Total	$2,682,374
If the 9th Circuit grants our petition, we anticipate that the rehearing would occur 12 to 18 months later. If our petition is denied, we anticipate that our payments to (or for the benefit of) Racusin will begin within 30 days after the denial.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Stock

(a) Market information.  Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “BETM.OB.”  The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

BETM.OB - Fiscal Year Ending January 31, 2007
Quarter Ended	High $	Low $
April 30, 2006	1.83	1.30
July 31, 2006	1.54	0.98
October 31, 2006	1.60	0.97
January 31, 2007	1.45	1.04

BETM.OB - Fiscal Year Ending January 31, 2006
Quarter Ended	High $	Low $
April 30, 2005	2.50	0.55
July 31, 2005	2.01	1.46
October 31, 2005	1.80	1.21
January 31, 2006	1.83	1.25

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b) Holders.  As of January 31, 2007, there were 59 record holders of our common stock.  We believe there are more owners of our common stock whose shares are held by nominees or in street name.

(c) Dividends.  Holders of our common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefore, subject to the dividend and liquidation rights of preferred stock issued and outstanding.  We have never declared or paid any dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.  The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2007.

Equity Compensation Plans Approved by Security Holders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Stock Option Plan	737,749	$1.89	180,317
Directors Stock Option Plan	20,000	1.30	—
Equity compensation plans not approved by security holders	None	None	None
Total	757,749	1.87	180,317

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, the operation of Sturgeon’s and the acquisition of additional hotel/casino operations through AWIG.  Concerning Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, and continue to become more efficient in order to reduce expenses.  Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry.  As to AWIM, we intend to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. With regard to AWI Int’l, we intend to seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience. Regarding AWIG, we intend to seek additional hotel/casino acquisitions that meet our established criteria.  As to Sturgeon’s, we intend to continue to operate the facility, change the slot mix where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses.  We have implemented, and are continuing to initiate, other cost cutting measures.

Where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.   There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

Liquidity and capital resources.  In 2003, AWI and Leroy’s filed Chapter 11 Petitions.  On February 28, 2005, the Bankruptcy Court confirmed the Plan of AWI and Leroy’s.  On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.  On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made, subject to the following discussion about Racusin.  On April 14, 2005, the BAP ruled in favor of AWI and Leroy’s relating to the treatment of Racusin’s claim.  Racusin appealed to the 9th Circuit, and on October 6, 2006, the 9th Circuit reversed the BAP.  AWI and Leroy’s requested a panel rehearing or rehearing en banc, and Racusin has filed a response to our request. The requested panel rehearing or rehearing en banc remains pending, We cannot predict whether the panel rehearing or rehearing en banc will be granted nor can we predict the outcome if such rehearing is granted. However, an unfavorable ruling by the 9th Circuit could have an adverse affect on our liquidity and future results.

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; since September 1, 2005  to August 2006, we maintained a Regulation 22.040 reserve in the amount of $2.4 million; which was increased to $3.0 million in August 2006 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). This $3.0 million surety bond is secured by a $1.0 million cash deposit, in the form of certificates of deposit at Great Basin Bank of Nevada (“Great Basin Bank”).

If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, and a reduction in handle (total amount wagered).

In conjunction with the acquisition of Sturgeon’s on March 1, 2006, we entered into two financing agreements as follows:

	(1) Great Basin Bank	(2) Victor and Terina Salerno
Date:	February 21, 2006	February 16, 2006
Lender:	Great Basin Bank of Nevada	Victor and Terina Salerno
Borrower:	AWIG	AWI
Guarantor #1:	AWI	Victor and Terina Salerno
Guarantor #2:	Sturgeon’s	N/A
Facility:	Commercial loan	Guaranty Agreement
Amount:	$1,500,000	not to exceed $500,000
Rate:	Wall Street Journal- prime +2%	10% per annum
Maturity Date:	March 1, 2008 (interest only is payable prior to maturity)	February 21, 2011
Collateral:	1st deed of trust on Sturgeon’s Inn & Casino and a security interest in Sturgeon’s Inn & Casino personal property and fixtures	None
Prepayment Penalty:	None	None

Negative Covenants-(for Great Basin Bank only):

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

Closing Costs-(for Great Basin Bank only):   Normal closing costs plus a loan origination fee of 2%

We believe we will continue to successfully meet our long-term obligations.  The following table summarizes our cash payment obligations for the next five fiscal years:

	2008	2009	2010	2011	2012
Sturgeon’s	$135,487	$1,650,209	$50,498	$—	$—
Other debt	56,700	33,606	33,123	11,092	1,548
Kiosks	186,056	208,978	135,600	—	—
Racusin	1,502,374	300,000	300,000	300,000	280,000
Operating leases	541,704	483,999	423,824	318,434	87,795
	$2,422,321	$2,676,792	$941,054	$629,526	$369,343

Long-term debt includes loans for the service automobiles utilized in the Leroy’s and CBS operations, and the loans from Great Basin Bank. We have no indebtedness under the Guaranty Agreement with Victor and Terina Salerno The loan from Great Basin Bank is due in one payment on March 1, 2008.  Our Guaranty Agreement indebtedness, if any, has no fixed maturity date.  Interest on the loan from Great Basin Bank is at a variable annual rate equal to the Wall Street Journal-listed prime rate plus 2.0% (as of January 31, 2007 our rate was 10.25%) and is due monthly; interest on our Guaranty Agreement indebtedness, if any, is at an annual rate of 10.00% and is due monthly.  Included in the operating leases are rents payable at the Leroy’s operating locations, an automobile, and copy machines.  Rent at the Leroy’s locations includes the base rent due per the contract terms.  The rental leases also include three locations in which the rent is calculated based on a formula relating to the activity of the location.  The rent to be paid for that location was estimated for the purpose of this schedule.

Other Debt:

Various automobile loans, totaling $110,843 as January 31, 2007 are also included in Long-term Debt with various maturities ranging from one to five years and interest rates ranging from 11.5% to 12.0%.

Racusin:

As of January 31, 2007, $2,682,374 of long-term debt was outstanding for the Racusin case in the event that we do not prevail in this litigation.

During the fiscal year ended January 31, 2007, we spent $1,163,462, primarily for the purchase of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment. In addition, we acquired Sturgeon’s, resulting in total acquistions for the year of $3,218,466.

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows.  We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2008) to help us fund the possible acquisition of additional hotel/casino operations, purchase of kiosks, seasonality of sports betting, timing of system sales, Section 404 of the Sarbanes-Oxley Act of 2002 compliance and the possible effects of legislation to ban wagering on amateur athletic events.

Off-balance sheet arrangements.  We do not have any off-balance sheet financing arrangements or liabilities.

Results of operations.  We report our results of operations through three operating segments:  Wagering (Leroy’s, and AWI), Hotel/Casino (AWIG and Sturgeon’s) and Systems (CBS and AWIM for fiscal 2007).  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

Summary.

The increase in revenues for the year ending January 31, 2007 is attributed to an increase in wagering segment revenues of $2,368,280 (+31.50%) and increase in Hotel/Casino revenue of $2,844,326 (+100.00%), and an increase in systems segment revenues of $1,631,618 (+32.57%).

The increase in costs and expenses for the year ending January 31, 2007 is attributed to an increase in direct wagering segment costs and expenses of $870,077 (+14.24%), an increase in direct Hotel/Casino costs and expenses of $2,570,895 (+100.00%), partially offset by a decrease in direct systems segment costs and expenses of $63,120 (-2.73%).

The decrease in other income (expense) for the year ending January 31, 2007 is due, in part, to the following factors:  Interest income increased $46,356 (+80.97%); interest expense increased $177,032 (+673.61%); reorganization expense decreased $43,493 (-100.00%); litigation expense increased $715,322, (+217.67%); and other income decreased $37,711 (-24.59%).

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment.  The Wagering Segment is comprised of the operating results of Leroy’s and the allocation from AWI. For fiscal 2006, AWIM and AWIG were also part of the Wagering Segment as AWIG reflected pre-acquisition costs for Sturgeon’s, which was not yet acquired. For fiscal 2007, AWIG and Sturgeon’s are part of the Hotel/Casino Segment and AWIM is now reported in the Systems Segment.

Wagering Segment revenues for the year ended January 31, 2007 increased $2,368,280(+31.50%) over the year ended January 31, 2006.  We attribute this increase to the following factors:

Sports handle (the total amount wagered) experienced an increase of (+3.48%) over the prior fiscal year as a result of additional wagering locations, physical improvements to existing locations and continued marketing; the payouts associated with that handle increased (+1.37%); which resulted in a higher hold percentage (win divided by handle) of 8.9% compared to last year’s sports hold percentage of 6.25%. Actual Race and Pari-Mutuel win revenue increased by 3.87%, due to additional handle volume and increased win percentage.

Wagering Segment total costs and expenses for fiscal year 2007 increased $726,289 (+9.45%) over fiscal year 2006.  This increase may be attributed to the following factors:

Direct costs increased by $870,077 (+14.24%) primarily attributable to increased wages due to additional personnel and increases in rent paid to our Leroy’s customers.

Selling, General and Administrative Costs:  Selling, general and administrative costs decreased by $84,197 (-6.39%); primarily due to our prior year presentation, which included costs from our AWIG and AWIM subsidiaries.

Depreciation and Amortization:  Depreciation and amortization expense decreased by $59,590 (-25.30%) over the prior fiscal year primarily due to our prior year presentation, which included costs from our AWIG and AWIM subsidiaries.

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

Hotel/Casino Segment. The Hotel/Casino Segment is comprised of the operating results of AWIG and Sturgeon’s for fiscal 2007.  AWIG’s results for 2006 reflected only the pre-acquisition costs for Sturgeon’s and was categorized as part of the Wagering Segment.  Accordingly, there was not a reportable Hotel/Casino Segment for fiscal 2006.

The increase in Hotel/Casino revenue, expenses and resulting operating loss, is due to the acquisition and commencement of operations of Sturgeon’s on March 1, 2006.

Systems Segment.  The Systems Segment is comprised of the operating results of CBS and AWIM for fiscal 2007 and CBS and Contest Sports Systems, Inc. (“CSS”) in fiscal 2006.  CSS was dissolved in fiscal 2007. AWIM was included in the Wagering Segment in fiscal 2006.

Systems Segment revenues for fiscal year 2007 increased $1,633,347 (+32.62%) over fiscal year 2006.  This increase may be attributed to the following factors:

System sales increased $1,073,736 (+40.91%) over the prior fiscal year due to increased sales, installations and upgrades of wagering terminals and related fees to customers.

Revenues from maintenance contracts increased by $464,364 (+19.84%) over the prior fiscal year.  This increase is attributable to the addition of the number of new customers and the higher fees charged to customers.

Other systems revenues decreased by $25,521 (-60.56%) over the prior fiscal year.  Other revenues primarily consist of party rentals and other special events.  We consider this revenue immaterial to our overall operation and we do not expect it to have a significant impact on our future operations.

Systems Segment total costs and expenses for fiscal year 2007 increased $776,252 (+15.92%) over fiscal year 2006.  We attribute this increase to the following factors:

Direct costs for systems decreased by $63,120 (-2.73%) over the prior fiscal year primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs increased by $111,214 (+10.90%) from the prior fiscal year primarily due to higher costs for technical support and personnel.

Selling, general and administrative costs increased by $553,474 (+39.91%) over the prior fiscal year primarily due to costs related to the recognition of stock-based compensation expense in fiscal 2007.

Depreciation and amortization increased by $174,683 (+113.09%) from the prior fiscal year due primarily to the acquisition and upgrades to our networks.

Other income and (expenses).  The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  (Refer to the discussion regarding this matter located at “Liquidity and Capital Resources” above.)  The remainder of the interest income is attributable to interest earned on interest-bearing checking accounts.  The increase in interest income of $46,356 (+80.97%) is primarily due to our increased cash balances from 2006 to 2007.

Interest Expense:  The increase in interest expense is primarily due to our financing of Sturgeon’s. (Refer to the discussion regarding the Sturgeon’s acquisition financing located in “Liquidity and Capital Resources” above.)

Reorganization Expense: No such costs were incurred in fiscal 2007.  Reorganization expense includes all fees and charges paid (or accrued) by us in regards to the Chapter 11 proceedings of AWI and Leroy’s; these fees and charges include fees to the U.S. Trustees’ Office, fees for our legal counsel, fees for the creditors’/equity holders’ legal counsel, financial advisors fee, etc.  incurred in fiscal 2006.

Litigation Judgment:  The litigation judgment amount for fiscal year 2007 is attributable to the recognition of a judgment related to Racusin, which was a reversal of the prior year’s income amount recognized due to the prior ruling on this case.  Please refer to Part I, Item 3 (“Legal Proceedings”) for additional information.

Critical accounting estimates and policies.  Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods. The following summarizes our critical estimates and policies.

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

Hotel/Casino Revenue: We report the wagering revenues of Sturgeon’s, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators. These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts.  Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned. The Sturgeon’s acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon’s operation are being reported for the first time in the fiscal year ended January 31, 2007.

System — Software:  We recognize software revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions.  Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use.  Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System — Hardware:  We recognize hardware revenue (including any related installation revenue) upon installation of the hardware.

System — Maintenance:  We negotiate maintenance agreements with each of our customers to provide for the long-term care of the software and hardware.  Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month.  We recognize maintenance revenue on the first day of each month for which the maintenance agreement is in place; we maintain an allowance for doubtful accounts in the event that any such revenue recorded is not realized.

Accounting for long-lived assets:  Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method.  Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.  The useful life, currently estimated, of our equipment generally ranges from 3 to 10 years.  We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired, under the standards of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective for us beginning on February 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on February 1, 2007. We have reviewed the net loss operating carryforwards available to reduce current and future tax obligations in the aggregate amount $2,960,650 as of January 31, 2006.  We have assessed the valuation allowance against the remainder of the deferred tax assets in our calculations to estimate the effective tax rate for fiscal 2007, and we believe that more likely than not there is sufficient loss carryforward to offset the current year’s net income of $1,830,700.  We have considered and evaluated the components of the tax calculations and are satisfied as to realization and probability of the permanent and temporary differences.  We additionally believe that we will continue to be profitable, for at least the short-term future, and it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from net loss carryforwards, will be fully realized. Based on our evaluation, management believes that adopting FIN 48 did not have a material effect on our net operating loss carryforwards or the related deferred tax assets or the valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No  115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009.  We are currently evaluating the likely impact of this standard on our future consolidated financial statements.

Item 7.    Financial Statements

Audited Financial Statements for Years Ended January 31, 2007 and 2006, including:

a.               Report of Independent Registered Public Accounting Firm

b.              Consolidated Balance Sheet

c.               Consolidated Statements of Operations

d.              Consolidated Statements of Stockholders’ Equity

e.               Consolidated Statements of Cash Flows

f.                 Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.

We have audited the accompanying consolidated balance sheet of American Wagering, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2007, and the results of its operations and cash flows for the years ended January 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
May 29, 2007

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,537,424
Restricted Cash	1,113,656
Accounts Receivable, net of allowance for doubtful accounts of $0	719,855
Inventories	357,330
Deferred Tax Assets, net of allowance	440,481
Prepaid Expenses and Other Current Assets	573,750
7,742,496
Property and Equipment, net of depreciation and amortization	4,461,665
Goodwill	103,725
Other Assets	864,391
$13,172,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$1,880,617
Accounts Payable	788,729
Accrued Expenses	1,337,934
Unpaid Winning Tickets	1,198,373
Customer Deposits and Other Current Liabilities	1,331,271
6,536,924
Long-Term Debt, less current portion	3,305,029
Other Long-Term Liabilities	988,292
4,293,321

Redeemable Series A Preferred Stock (3,238 Shares)	323,800

11,154,045
STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,880 shares issued and outstanding	81,299
Additional Paid-In Capital	12,121,822
Deficit	(10,949,796)
Treasury Stock, at cost (61,100 shares)	(327,493)
2,018,232

$13,172,277

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
REVENUES:
Wagering	$9,885,568	$7,517,288
Hotel/Casino	2,844,326	—
Systems	6,640,499	5,007,152
	19,370,393	12,524,440

OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	6,978,652	6,108,575
Hotel/Casino	2,570,895	—
Systems	2,251,270	2,314,390
	11,800,817	8,422,965

Research and Development	1,131,265	1,020,051
Selling, General and Administrative	3,499,623	2,704,814
Depreciation and Amortization	737,224	410,234
	5,368,112	4,135,099

	17,168,929	12,558,064

OPERATING INCOME (LOSS)	2,201,464	(33,624)
OTHER INCOME (EXPENSE):
Interest Income	103,605	57,249
Interest Expense	(203,313)	(26,281)
Reorganization Expense	—	(43,493)
Litigation Judgment (Expense) Benefit	(386,698)	328,624
Other, net	115,642	153,353
	(370,764)	469,452

INCOME BEFORE INCOME TAXES	1,830,700	435,828

PROVISION FOR INCOME TAXES	—	16,599

NET INCOME	$1,830,700	$419,229

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.21	$0.03

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In		Total
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Equity
Balances, February 1, 2005	10,924	$1,092,400	7,897,946	$78,979	61,100	$(327,493)	$12,738,889	$(12,916,485)	$666,290
Preferred Stock Dividends								(141,620)	(141,620)
Net Income								419,229	419,229
Racusin Settlement			250,000	2,500			1,341,125		1,343,625
Stock options exercised			100,918	1,009			59,672		60,681

Balances, January 31, 2006	10,924	1,092,400	8,248,864	82,488	61,100	(327,493)	14,139,686	(12,638,876)	2,348,205
Preferred Stock Dividends								(141,620)	(141,620)
Net Income								1,830,700	1,830,700
Racusin Settlement Reversed			(250,000)	(2,500)			(2,377,500)		(2,380,000)
Stock options exercised			131,016	1,311			81,174		82,485
Stock based compensation expense							278,462		278,462
Balances, January 31, 2007	10,924	$1,092,400	8,129,880	$81,299	61,100	$(327,493)	$12,121,822	$(10,949,796)	$2,018,232

See notes to consolidated financial statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,221,445	$3,998,851

Net cash provided by (used in) operating activities	3,038,802	(520,543)

INVESTING ACTIVITIES
Increases in restricted cash	(2,280,869)	(58,045)
Withdrawals from restricted cash	2,463,417	—
Proceeds from the sale of property and equipment	68,033	27,943
Purchase of property and equipment	(1,163,462)	(741,102)
Net cash used in investing activities	(912,881)	(771,204)

FINANCING ACTIVITIES
Proceeds from borrowings	900,000	—
Repayment of borrowings	(650,807)	(191,321)
Current dividends on preferred stock	(141,620)	(141,620)
Payment of preferred stock dividends in arrears	—	(213,400)
Stock options exercised	82,485	60,682
Net cash provided by (used in) financing activities	190,058	(485,659)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,315,979	(1,777,406)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,537,424	$2,221,445

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

1.  Nature of Operations and Background Information

Organization and business. American Wagering, Inc. (“AWI”) was incorporated in the state of Nevada in August of 1995.  AWI is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly owned subsidiaries.  Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) owns and operates 59 (as of April 27, 2007) race and sports wagering locations (“books”) in leased space within nonrestricted casinos throughout the state of Nevada.  Computerized Bookmaking Systems, Inc. (“CBS”) designs, sells, installs, and maintains computerized race and sports wagering systems.  AWI Manufacturing, Inc. (“AWIM”) develops and leases self-service race and sports wagering kiosks to the gaming industry.  Contest Sports Systems, Inc. (“CSS”), formerly a wholly owned subsidiary of CBS, was dissolved effective January 29, 2007 due to inactivity. CSS had no significant income or expenses in fiscal 2007 or 2006. AWI Gaming, Inc. (“AWIG”) was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly owned subsidiary of AWIG, formed in July 2005 for the purpose of owning and operating Sturgeon’s Inn & Casino in Lovelock, Nevada (“Sturgeon’s”).  The acquisition of Sturgeon’s was completed on March 1, 2006. AWI International, Inc. (“AWI Int’l”) was formed in fiscal 2007 and provides a myriad of services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed.

Basis of presentation.  The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the “Company”).  With the exception of Sturgeon’s (which is a wholly owned subsidiary of AWIG), all subsidiaries are wholly owned by AWI.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

Concentrations.  Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering.  99% of the Company’s wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events.  If the professional football season were to be interrupted, this could have significant adverse impact on future operations.  Management also estimates that a significant amount of the Company’s Nevada noncasino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations.  In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

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

Use of estimates.  Timely preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts, which estimates may require revision in future periods.  Settings and adjustments of betting lines on sporting events that have not yet taken place as of the most recent balance sheet date, valuation of deferred tax assets, and estimated costs of litigation, claims and assessments are subject to change materially within one year.

Cash and cash equivalents.  Cash equivalents include highly liquid investments with initial maturities of three months or less.  Excluded from cash and cash equivalents, but included in current assets, are restricted amounts primarily required to be maintained on deposit with a bank under Nevada Gaming Commission Regulation 22 to fund gaming losses.

Inventories.  Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and equipment.  Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the assets (generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term for leasehold improvements).

Goodwill.  As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS, the subsidiary that designs, sells, installs, and maintains the Company’s primary computerized race and sports book systems product.  Goodwill is evaluated periodically for impairment as events or circumstances warrant.  Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company.  There were no impairment provisions taken for the fiscal year ended January 31, 2007.

Revenue recognition.  Service revenues are principally recognized as services are provided to customers; the Company does not bill in advance.

Wagering:  The Company records wagering revenues in compliance with Nevada law and with the regulations of the Nevada gaming regulators.  For sports and non pari-mutuel race wagering, the Company uses an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) and is decreased by the total amount owed to patrons with winning wagers.  This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period.  For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.

Hotel/Casino: Revenues of Sturgeon’s (Note 11), consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue.  Casino revenue, being reported for the first time for fiscal year ended January 31, 2007, is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as services are performed. Advance deposits are recorded as deferred revenue until services are provided to the customer. Sturgeon’s casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue.  Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.) Accordingly, cash incentives to patrons for gambling, which are not material, have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which are not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

System — Software:  The Company recognizes software development revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions.  Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use.  Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System — Hardware:  The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware.

System — Maintenance:  The Company negotiates maintenance agreements with each of its customers to provide for the long-term care of the software and hardware.  Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month.  The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place.

Advertising.  The Company expenses all advertising costs as incurred.  Advertising expense was $395,091 and $240,448 for the fiscal years ended January 31, 2007 and 2006, respectively.

Stock-based compensation. On February 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”).

Prior to February 1, 2006, the Company accounted for stock-based employee compensation (Note 5) using the intrinsic value method in APB Opinion No. 25, Accounting for Stock Issued to Employees., as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense for the year ended January 31, 2007, that caused income before and after income tax provision to decrease by $278,462 ($0.03 per share, basic and diluted). In addition, SFAS No. 123(R) requires the excess tax benefits from stock option exercises, tax deductions in excess of the tax benefits recorded for compensation cost recognized, to be classified as a financing activity. There were no excess tax benefits recognized in fiscal 2007 because of the utilization of our net operating loss carryforward.

The following table illustrates the effect on the net income if the Company had applied the alternative “fair-value” approach recognition provisions of SFAS No. 123 to the options granted to our employees and recorded the compensation expense, for the fiscal year ended January 31, 2006:

Net income, as reported	$419,229
Less: total stock-based compensation determined under fair-value based method	399
Pro forma net income	$418,830
Basic and diluted income per share:
As reported	$0.03
Pro forma	$0.03

The estimated per share weighted-average fair value of stock options granted during fiscal 2007 and 2006, was $1.09 and $4.27, respectively. Stock options expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award’s vesting period. We have estimated the fair value of options granted at the date of grant using the Black-Scholes Multiple Option pricing model with the following weighted-average assumptions in the fiscal years ended January 31:

	2007	2006
Risk-free interest rate	4.0%	4.0%
Expected life of options (in years)	6.23	6.15
Expected volatility of stock price	75.41%	120.0%
Expected dividend yield	0.0%	0.0%

The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees. The risk-free rate used was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for the Company over the past year. The expected dividend yield is based on historical information, that the Company did not have dividends in prior years.

The Company granted stock options for 40,000 shares of common stock to employees and non-employee directors in fiscal 2007.

Legal defense costs.  The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Net income per common share.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per common share considers potentially dilutive securities (options) as outstanding and net income is adjusted for preferred stock dividends.  For the operating periods presented, the tables below reconcile net income and weighted average shares outstanding used to calculate basic and diluted income per share.

	2007	2006

Net income	$1,830,700	$419,229
Preferred stock (Note 4)	(141,620)	(141,620)
Net income, available to common shares	$1,689,080	$277,609
Weighted average number of common shares outstanding
Basic	8,228,991	8,062,098
Diluted	8,222,354	8,068,735

2.  Property and Equipment

Prior to the year ended January 31, 2006, the Company completed a sale and leaseback of a building with an unrelated party.  The Company realized a gain of $1,638,000 on the sale of the building.  However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain was recognized in the fiscal years ended January 31, 2007 and 2006. The remainder of the gain has been deferred and will be amortized against the lease payments over the initial lease term (ending in January 2010); the deferred gain balance is carried on the consolidated balance sheet as “Other Long-Term Liabilities.”

Property and equipment consists of the following as of January 31, 2007 and 2006:

	2007	2006
Land	$505,558	$—
Building and building improvements	813,824	2,892
Leasehold improvements	147,207	34,300
Equipment, furniture and fixtures	6,122,131	4,440,608
	7,588,720	4,477,800
Less accumulated depreciation and amortization	3,127,055	2,429,960
	$4,461,665	$2,047,840

Depreciation expense for the fiscal years ended January 31, 2007 and 2006 was $736,608 and $408,025, respectively.

3.   Long-term Debt

Long-term debt on the consolidated balance sheet as of January 31, 2007 was $5,185,646 and comprised of the following:

	2008	2009	2010	2011	2012

Sturgeon’s	$135,487	1,650,509	$50,198	$—	$—
Kiosks	186,056	208,978	133,600	—	—
Racusin	1,502,374	300,000	300,000	300,000	280,000
Other	56,700	35,981	33,123	11,092	1,548
Total	$1,880,617	$2,195,468	$516,921	$311,092	$281,548

Sturgeon’s:

On March 1, 2006, AWIG acquired Sturgeon’s for $1,800,000 and separately purchased on-hand inventories of $148,075.  In connection with the acquisition, AWIG incurred initial indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s. Interest is payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal is due in a single payment on March 1, 2008. Additionally, Sturgeon’s has two contracts payable outstanding to IGT, of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum for casino equipment with a total balance outstanding of $200,707 at January 31, 2007.

Kiosks:

On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee). Lease payments are $238,032 per year for 3 years. At the conclusion of the lease term, the Company may exercise a bargain re-purchase option for $1. Accordingly, the Company has accounted for this transaction as a capital lease. The outstanding balance as of January 31, 2007 was $342,579.

Other:

Primarily various automobile loans, at January 31, 2007 are also included in Long-term Debt with various maturities ranging from one to five years and interest rates ranging from 11.5% to 12.0%.

Racusin:

As of January 31, 2007, $1,182,374 of long-term debt was outstanding for the Racusin case in the event that the Company does not prevail in this litigation.

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

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share.  Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid.  The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company.  There were no shares called during the fiscal years ending January 31, 2007 or 2006.  The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI’s common stock (the “Common Stock”) upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

Over the years, the Officer/Director Shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares were called, and accordingly, the affected 3,238 shares have been reclassified as “Redeemable Series A Preferred Stock” (in the liabilities section); these may be put to the Company for redemption at any time.

Upon their emergence from bankruptcy on March 11, 2005, and pursuant to the terms and conditions of AWI’s and Leroy’s Restated Amended Joint Plan of Reorganization, all accrued Series A Preferred Stock dividends, unpaid during the Chapter 11 process, plus interest at the Federal Judgment Rate (1.13%) were paid.

5.  Capital Stock and Stock Options

Stock repurchase.  In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company’s publicly held Common Stock from time to time in the open market.  As of January 31, 2007, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting.  The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company’s financial position.

2001 stock option plan.  In general, AWI may, upon approval

from the Board of Directors, award options to any employee at any time excepting that no employee may receive in excess of 250,000 options per year and the 2001 Plan may not grant more than 1,150,000 options in total.  The 2001 Plan does not require any specific vesting schedule and/or term; as such, vesting and term is left to the discretion of AWI, as approved by the Board of Directors.  It is scheduled to terminate on August 8, 2011.

Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant.  The following tables summarize the current status of the 2001 Plan:

	2007		2006
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Fiscal Year	887,998	$1.64	253,242	$0.61
Granted Price > or = Market Price	30,000	1.50	750,000	1.83
Exercised	(131,016)	0.62	(100,918)	0.60
Cancelled	(49,233)	1.79	(14,326)	0.57
Outstanding at End of Fiscal Year	737,749	1.81	887,998	1.64
Exercisable at End of Fiscal Year	362,000		137,998

Outstanding and Exercisable by Price Range as of January 31, 2007

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$1.25	100,000	6.87	$1.25	20,000	$1.25
$1.50	30,000	5.34	1.50	—	—
$1.80	250,000	8.36	1.80	50,000	1.80
$2.00	357,749	4.58	2.00	292,000	2.00
	737,749	6.23	1.81	362,000	0.62
Available For Grant	180,317

Vesting Schedule

Vested at January 31, 2007	362,000
Vesting, fiscal year ending January 31, 2008	145,749
Vesting, fiscal year ending January 31, 2009	80,000
Vesting, fiscal year ending January 31, 2010	80,000
Vesting, fiscal year ending January 31, 2011	70,000
Number of Options Outstanding at January 31, 2007	737,749

Directors stock option plan.  In 1996, the Company adopted the “Directors Stock Option Plan” (the “Directors Plan”). The Directors Plan was extended in August 2006 to terminate on April 30, 2011.Each non-employee director of the Company is awarded options for 400 shares of stock on the last day of each fiscal year unless another amount/date is approved by the Board of Directors; these grants do not require any additional approval from the Board of Directors.  No more than 20,000 options may be granted pursuant to the Directors Plan.  The Directors

Plan provides that options will vest 100% after one year of service and will expire 10 years from the grant date.  Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.  The following tables summarize the current status of the Directors Plan:

	2007		2006
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Year	10,000	$1.59	2,400	$0.31
Granted Price > or = Market	10,000	1.00	7,600	2.00
Outstanding at End of Year	20,000	1.30	10,000	1.59
Exercisable at End of Year	6,200		2,400

Outstanding and Exercisable by Price Range as of January 31, 2007

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.12	400	6.00	$0.12	400	$0.12
$0.15	800	7.00	0.15	800	0.15
$0.35	400	5.00	0.35	400	0.35
$0.55	800	8.00	0.55	800	0.55
$1.00	10,000	9.52	1.00	—	0.00
$2.00	7,600	8.58	2.00	3,800	2.00
01-31-2007	20,000	9.16	1.30	6,200	1.35
Available For Grant	—

Vesting Schedule

Vested at January 31, 2007	6,200
Vesting, fiscal year ending January 31, 2008	8,800
Vesting, fiscal year ending January 31, 2009	5,000
Number of Options Outstanding at January 31, 2007	20,000

6.  Commitments and Contingencies

Gaming reserve requirement.  Pursuant to NGC Regulation 22.040, Leroy’s is required to maintain a reserve to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. Prior to September 1, 2006, the amount in this reserve was $2,400,000. Due to increased wagering activity, the Company increased this reserve to $3,000,000 as of September 1, 2006. The Company has met this requirement by the purchase of a surety bond issued from Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). The surety bond is secured by a $1,000,000 Irrevocable Letter of Credit (“ILOC”) issued to the benefit of Fidelity by Great Basin Bank of Nevada (“Great Basin Bank”). The ILOC is secured by a certificate of deposit for $1,000,000 held by Great Basin Bank. We believe the current surety bond will be sufficient to satisfy our NGC Regulation 22.040 reserve requirement for the next 12 months.  An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy’s and/or requiring a significant reduction in the handle (total amount wagered).

Litigation judgments and settlements.  The Company has settled all previous litigation, except for the “Racusin” matter discussed below. Currently, the Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government or governmental authority, except as noted below.  In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change.

Racusin.  On October 6, 2006, the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) reversed the decision of the Appellate Panel of the Ninth Circuit (the “BAP”), which previously ruled in our favor that the bankruptcy claim of Michael Racusin, d/b/a M. Racusin & Company (“Racusin”), was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code. In reversing the BAP’s ruling, the 9th Circuit ruled that Racusin’s claim was not subject to subordination and remanded the case for further proceedings.

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

If the 9th Circuit rehears the case and affirms the BAP’s ruling, then Racusin’s claim will be resolved by the issuance of 250,000 shares of Common Stock to Racusin, in accordance with the Settlement Agreement. Those shares were issued in Racusin’s name on July 27, 2005 pursuant to the BAP’s ruling and are currently held in trust by the United States Bankruptcy Court for the District of Nevada pending a resolution of this matter.

If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP’s ruling, then the 250,000 shares that we issued in Racusin’s name will be cancelled and Racusin’s claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, in the aggregate amount of $2,682,374 plus interest at 8% per annum.

If the 9th Circuit grants our petition for rehearing, we anticipate that the rehearing would occur 12 to 18 months later. If our petition is denied, we anticipate that our payments to (or for the benefit of) Racusin will begin within 30 days after the denial.

Operating leases.  The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment.  Future minimum lease payments under non-cancelable operating leases total $541,704, $483,999, $423,824, $318,434 and $87,795, respectively for each of the five succeeding fiscal years.  Rent expense for all operating leases was approximately $631,500 and $482,421 during the fiscal years ended January 31, 2007 and 2006, respectively.

Long-term employment commitments.  The Company has employment agreements with the following executive officers:

Victor Salerno: The initial term of Mr. Salerno’s employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Salerno can resign without cause upon 30 days written notice to AWI.  Mr. Salerno’s current annual base salary is $240,000, which is subject to annual review.  In addition, Mr. Salerno is entitled to a performance bonus each year equal to 5% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him.

Bruce Dewing: The initial term of Mr. Dewing’s employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 3-year terms unless either party gives the other party 180-days written notice to terminate.  During the initial term, Mr. Dewing can resign without cause upon 30 days written notice to us. Mr. Dewing’s current annual base salary is $180,000, which is subject to annual review.  In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and stock options to purchase 250,000 shares of our Common Stock under a five year vesting schedule.

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

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2007	$420,000	$16,800	$436,800
2008	$420,000	$16,800	$436,800

7.  Related Party Transactions

The Company has engaged in the following related-party transactions during the years ended January 31, 2007 and 2006:

In return for personally guaranteeing certain irrevocable letters of credit (“ILOCs”) obtained by the Company to satisfy the NGC Regulation 22.040 reserve requirement, Victor Salerno was paid $8,750 by the Company on June 30, 2005 and $52,500 on June 30, 2004.  Effective September 1, 2006, the ILOCs were replaced with a surety bond from Fidelity which is now collateralized by a $1.0 million cash deposit, held at Great Basin Bank.

See Note 11 for details of related party transactions relative to financing the acquisition of Sturgeon’s.

8.  Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as of January 31, 2007, follows:

Deferred tax assets:
Net operating loss carryforward	$1,601,889
Depreciation and amortization	88,797
Deferred gain on sale of asset	320,678
Accrued liabilities	353,575
Customer deposits	53,958
Other	29,205
2,448,102
Valuation allowance	(1,891,407)
556,695
Deferred tax liabilities:
Advance payments	(116,214)
Net deferred tax assets	$440,481

The difference between the normal federal statutory tax rate of 34.00% applied to income from continuing operations before income taxes and the Company’s effective tax rate is:

	2007	2006
Income taxes at federal statutory rate	$622,438	$164,781
Non-deductible expenses	92,321	8,497
CSS dissolution	(1,106,283)	—
Benefit of Net Operating Loss carryforwards	593,603	(674,150)
Other temporary differences	(483,053)	(346,726)
Decrease in deferred tax valuation allowances	280,974	864,197
	$—	$16,599

At January 31, 2007, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of $2,960,653; of which $1,856,102 is expected to expire in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company will continue to be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized. The determination of profitability in the future is partially based on the market penetration of our kiosks and systems sales; our sports betting volumes and other factors.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective for us beginning on February 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. FIN 48 will be effective for us for periods beginning on February 1, 2007.  Based on its evaluation, management believes that adopting FIN 48 will not have a material effect on the Company’s net NOL carryforwards or the related deferred tax assets or the valuation allowance.

Management has assessed the valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset periodically. The change in the deferred tax asset valuation allowance for the years ended January 31, 2007 and 2006, based on these estimates, created an income tax expense (benefit) of approximately $500,000 and $350,000, respectively, which offset the current income tax expense (benefit) for the year ended January 31, 2007.

9.  Business Segments— We report our results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The Wagering Segment is comprised of the operating results of Leroy’s and the allocation from AWI.  For fiscal 2006, AWIM and AWIG were also part of the Wagering Segment as AWIG reflected start-up costs for Sturgeon’s, which was not yet acquired at the time. For fiscal 2007, AWIG and Sturgeon’s are excluded from the Wagering Segment and included in the Hotel/Casino Segment and AWIM is now reported in the Systems Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2007	2006
Revenue	$9,885,568	$7,517,288
Direct Costs	6,978,652	6,108,575
Selling, General and Administrative	1,233,791	1,317,988
Depreciation and Amortization	196,185	255,775
	8,408,628	7,682,338
Operating Income (Loss)	$1,476,940	($165,050)

Hotel/Casino Segment. The Hotel/Casino Segment is comprised of the operating results of AWIG and Sturgeon’s for fiscal 2007 (Note 11).  AWIG’s results for 2006 reflected only the pre-acquisition costs for Sturgeon’s and was categorized as part of the Wagering Segment. Accordingly, there is no reportable Hotel/Casino Segment for 2006. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

Year Ended January 31,
2007
Revenue
Casino	$1,447,918
Hotel	550,391
Food/Beverage	966,927
Less: Casino Cash Incentives and Other Promotional Allowances	(120,910)
2,844,326
Direct Costs and Expenses
Casino	660,643
Hotel	221,226
Food/Beverage	1,009,135
Unallocated	679,891
2,570,895
Selling, General and Administrative	352,661
Depreciation and Amortization	184,768
3,108,324
Operating Loss	$(263,998)

Systems Segment.  The Systems Segment is comprised of the operating results of CBS and AWIM for fiscal 2007 and CBS and CSS in fiscal 2006.  CSS was dissolved in fiscal 2007. AWIM was included in the Wagering Segment in fiscal 2006. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income.

	Year Ending January 31,
	2007	2006
Revenue	$6,640,499	$5,007,152
Direct Costs	2,251,270	2,314,390
Research and Development	1,131,265	1,020,051
Selling, General and Administrative	1,940,300	1,386,826
Depreciation and Amortization	329,142	154,459
	5,651,977	4,875,726
Operating Income	$988,522	$131,426

Other information.  Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2007	2006
Capital Expenditures
Wagering	$438,223	$538,021
Hotel/Casino	2,402,840	—
Systems	356,515	208,785
Unallocated	20,888	33,456
	$3,218,466	$780,262
Identifiable Property
Wagering	$2,359,006	$5,410,514
Hotel/Casino	1,789,735	—
Systems	2,438,322	1,788,741
Unallocated	2,049,106	390,327
	$8,636,169	$7,589,582

Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2007 and 2006, is related to the Systems Segment.

10.  Supplementary Cash Flow Information

Reconciliation of net income to net cash provided by (used in) operating activities.

	2007	2006
Net income	$1,830,700	$419,229
Depreciation and amortization	737,224	410,234
Deferred gain realized	(327,600)	(327,601)
SFAS 123(R) stock based compensation	278,462	—
Non-cash litigation judgments	302,374	(342,245)
Decrease (increase) in operating assets:
Accounts receivable	(385,705)	(211,530)
Inventories	206,513	(362,336)
Prepaid expenses	(166,054)	(102,702)
Other	(569,640)	22,362
Increase (decrease) in operating liabilities:
Accounts payable	304,877	(192,379)
Accrued expenses	453,737	(151,553)
Unpaid winning tickets	459,299	(62,000)
Customer deposits and other	(85,385)	379,978
Net cash provided by (used in) operating activities	$3,038,802	$(520,543)
Cash paid for interest	$203,313	$26,281

11.  Acquisition of Sturgeon’s

On March 1, 2006, AWIG acquired Sturgeon’s for $1,800,000 and separately purchased on-hand inventories totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s. Interest is payable monthly at the Wall Street Journal-listed prime rate plus 2% and the principal is due in a single payment on March 1, 2008. An additional $300,000 was advanced by Victor Salerno, AWI’s CEO, and his wife, AWI’s General Counsel, under an agreement with AWI that expires in 2011 and which provides for guarantees of Company indebtedness and advances not to exceed $500,000 in the aggregate. Under the agreement monthly interest payments at 10.00% per annum were made by AWI to Mr. and Mrs. Salerno on the balance outstanding, which amount ($300,000) has been fully repaid. In addition, the Company agreed to reimburse Mr. and Mrs. Salerno for finance charges, fees and other expenses they incur under a $500,000 personal revolving line of credit with their bank, to the extent the line of credit was or will be used to provide funding for the Company.

In accordance with SFAS No. 141, Business Combinations, the Company performed a valuation corroborated by an independent appraisal report to determine, among other things, the cost of the acquired entity and to assign that cost to the assets acquired on the basis of their fair values. Based upon this valuation process, the Company determined an overall asset value for Sturgeon’s of $2,091,570, which amount exceeded the purchase price of $1,800,000 and resulting in tentative negative goodwill in the amount of $291,570. The Company attributed the negative goodwill primarily to the value of the land which increased dramatically between the time the purchase agreement was executed and the time the Nevada Gaming Commission approved the acquisition and it was consummated. However, pursuant to paragraphs 44 and 45 of SFAS No. 141, the negative goodwill was apportioned to each asset class on a pro rata basis. As all eligible assets were reduced on a pro rata basis and accordingly, no unallocated negative goodwill remained to be recognized as an extraordinary gain from the acquisition of Sturgeon’s nor was any portion of the purchase price available for allocation to future operations.

The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s had occurred on February 1, 2005, the beginning of fiscal year 2006.

	Fiscal Years Ended January 31,
	2007	2006
Revenues	19,554,416	14,708,463
Operating Expenses	17,428,299	13,907,194
Operating Income	2,126,117	801,269
Other Expense	(356,432)	(455,120)
Income Before Income Taxes	1,769,685	346,149
Income Tax Provision	—	17,000
Net Income	1,769,685	329,149
Basic Income Per Share	$0.21	0.16
Diluted Income Per Share	$0.21	0.15

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

12.  Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt.  The Company’s cash equivalents are diversified among security types and issuers, and approximate fair value.  The fair values of other financial instruments that are short-term or that have little or no risk are considered to have a fair value equal to book value.  Assets and liabilities that are included in this category are cash, accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits.  The Company believes the fair values of notes receivable and long-term liabilities are also not materially different from their carrying values due to the instruments’ interest rates approximating market rates for similar borrowings at January 31, 2007 and 2006.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2007.  This evaluation was carried out under the supervision and with the participation of our management, including our CEO, and Interim Principal Financial Officer, Mr. Victor Salerno. Based upon that evaluation, our CEO, who is also the Interim Principal Financial Officer, concluded that our disclosure controls and procedures are not effective.  There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as reported below.

Our former CFO gave us 30 days written notice of termination of his employment on November 17, 2006.  Since then, we have appointed persons to assist in the preparation of our quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively, and we have continued to seek personnel on both a full-time and part-time basis for our accounting department.  Thus far, we have not found a suitable permanent replacement to fill the CFO position nor have we hired enough other accounting staff.  That situation, together with our relatively small accounting staff, coupled with a concurrent three-year routine gaming audit, created the need for additional time to complete our Form 10-KSB and thus was not timely.  As such we believe we have a material weakness due to this issue. We are making efforts to find a suitable replacement CFO and train our new staff.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 8B.  Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	63	President, CEO, COO, Chairman of the Board and Interim Principal Financial Officer
Robert R. Barengo	65	Director
W. Larry Swecker	62	Director
Judith L. Zimbelmann	55	Director
Bruce Dewing	57	Director and President of AWIG

Victor J. Salerno has been our President, CEO, COO, and Chairman of the Board since our inception.  On December 18, 2006, Mr. Salerno was appointed as our Interim Principal Financial Officer, due to the resignation of the former CFO. Mr. Salerno has been the President, CEO and a Director of Leroy’s since September, 1979.  Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.).  He is a past President of the Nevada Association of Race and Sports Operators

Robert R. Barengo became a Director on July 1, 2005 and previously served on our Board of Directors from 1992 to 2000.  Mr. Barengo has owned and operated his own law practice for over 30 years during which he has handled, among other matters, general business, municipal finance, bonding, investment banking, government and administration law, and gaming law.  Mr. Barengo has extensive elected office and legislative experience as a Nevada Assemblyman (1972-1982) where he served on various committees including Interim Finance, Ways and Means, Commerce and Judiciary; Chairman of the Judiciary Committee (1973-1979); Speaker Pro Tempore (1978-1981); Chairman of the Legislative Commission (1981-1983); Speaker of the Assembly (1981-1983); and Judge Pro-Tem for the City of Sparks Municipal Court and the City of Reno Municipal Court (1976-1995).  Mr. Barengo also served on the Board of Directors of Riviera Holdings Corporation, a publicly reporting company, from 1992 to April 2005 and also served as that company’s Director of Government and Public Affairs from January 2001 to April 2005. Mr. Barengo serves as Chairman of the Audit Committee.

W. Larry Swecker became a Director in April, 2000.  Mr. Swecker, a Certified Public Accountant, has been President of Swecker & Company, Ltd., Certified Public Accountants, since January 1979.  Prior to that, he was a partner in the firm of Keltner Milam & Company, Certified Public Accountants, from 1975 to 1979.  Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975.  He has a Bachelor of Science in Business Administration from the University of Nevada Reno.  Mr. Swecker is a member of the Audit Committee, serving as our Financial Expert; and is Chairman of the Compensation Committee the Board of Directors.

Judith L. Zimbelmann became a Director in January, 2001 and serves on the Audit Committee and the Compensation Committee Ms. Zimbelmann is the daughter of Leroy Merillat, the founder of Leroy’s Horse & Sports Place, and was formerly married to Victor Salerno.  Ms. Zimbelmann is a private investor with numerous holdings and is a member and officer of UV Doctor, LLC (which provides ultra-violet lighting for sterilization).

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

Licensing.  Pursuant to Nevada gaming regulations/statutes and the status of Leroy’s, AWIM, AWIG and Sturgeon’s as gaming licensees, officers and directors of Leroy’s, AWIM, AWIG and Sturgeon’s must be investigated and licensed by the Commission, a process that may be both lengthy and expensive.  Mr. Salerno is licensed by the Commission to be an officer and director of Leroy’s, AWIM and AWIG.  In addition, Mr. Dewing is licensed by the Commission to be an officer and director of AWIG. Judith Zimbelmann is licensed by the Commission to be an officer and director of Leroy’s, AWIM and AWIG.

Involvement in certain legal proceedings.  To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the Chapter 11 proceedings for AWI and Leroy’s, during which Mr. Salerno held his positions with us); (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  any  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or  vacated.

Section 16(a) beneficial ownership reporting compliance.  Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership (“Section 16(a) Reports”).  Such persons are required to furnish us with copies of all Section 16(a) Reports they file.  Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except as follows:  Robert Barengo made a late Form 4 filing to report stock options that we granted to him on August 7, 2006 and Judith Zimbelmann made a late Form 4 filing to report her exercise of stock options on August 3, 2006. We have also determined that on July 2006, there was a late filing of a Form 4 by W. Larry Swecker to report his purchase of shares on October 31, 2001.

Code of ethics disclosure compliance.  We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

The following table summarizes the compensation of our executive officers, including one who left employment, and remuneration paid or accrued by the Company for the last two fiscal years to our named executive officers.

Summary Compensation Table

Name and principal position (a)	Year Ended 01/31 (b)	Salary (c)		Bonus (d)	Stock Awards (e)	Option Awards (5) (f)		Non-equity incentive plan compensation (7) (g)	Nonqualified deferred compensation earnings (h)	All other compensation (3) (i)		Total (j)
Victor Salerno, CEO, COO, President, and Interim Principal Financial Officer	2007	$240,000		—	—	$30,104		$21,791	—	$18,780		$310,765
	2006	$240,000		—	—	—		$21,791	—	$8,424		$270,215

Timothy F. Lockinger, Former CFO, Secretary, Treasurer and Director	2007	$144,231	(2)	—	—	$30,104	(6)	$8,717	—	$278,557	(4)	$461,609
	2006	$150,000		—	—	—		$8,717	—	$5,270		163,987

Bruce Dewing, Director of AWI and President of AWIG	2007	$180,000	(1)	—	—	$109,139		$8,717	—	$10,890		$308,746
	2006	$89,077	(1)	—	—	—		$8,717	—	—		$97,794

(1)   Mr. Dewing’s annual salary as President of AWIG is $180,000; since being employed by AWIG in July, 2005, Mr. Dewing no longer receives compensation as a non-employee Director of AWI.  The amounts reported for the fiscal year ending January 31, 2006 reflect our payments to Mr. Dewing as a non-employee Director for the period February 1, 2005 through June 30, 2005 and as President of AWIG for the period July 1, 2005 through January 31, 2006.  Prior to fiscal year ending January 31, 2006, Mr. Dewing was not an executive officer.

(2)   Mr. Lockinger resigned his positions as CFO, Secretary, and Treasurer effective December 14, 2006 and resigned his position as Director on February 9, 2007. (See footnotes 4 and 6 in this section below.)

(3)   These amounts include the Company’s matching contributions under our 401(k) plan.  Mr. Dewing was not eligible for our 401(k) plan until he completed one year of service (on June 30, 2006). Vehicle expenses are also included in these amounts.

(4)   The Company accrued $270,000 for severance pursuant to Mr. Lockinger’s severance agreement; which was paid to him in February 2007.

(5)   The dollar amounts in column (f) are the same amounts recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123(R) for these executive officers for fiscal 2007. We included those amounts in the “Selling General and Administrative Expenses” line item in our Consolidated Statements of Operations for the year ended January 31, 2007, which appear in our financial statements in this Form 10-KSB.  Please refer also to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

(6)   Options for 25,000 shares that we previously granted to Mr. Lockinger were terminated on December 14, 2006 in connection with the termination of his employment.  The amount reported in the table does not reflect the termination of these options.

(7)   These amounts are the annual performance bonuses that the executives earned under their respective employment agreements, which are based on a pre-established percentage of our pre-tax earnings (as defined in their agreements) for the reported fiscal year (5% for Mr. Salerno; 4% for Mr. Dewing and Mr. Lockinger).

Employment agreements. We have the following employment agreements with the following executive officers;

Victor Salerno:  Mr. Salerno’s employment agreement became effective on July 1, 2002 and the initial term expires on January 31, 2008.  The employment agreement will automatically renew for successive five-year terms unless either party gives the other party 180-days written notice to terminate.  During the initial term, Mr. Salerno can resign without cause upon 30 days’ written notice to us.  Mr. Salerno’s current annual base salary is $240,000, which is subject to annual review.  In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him.  Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally.  Mr. Salerno’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under “Payments in the Event of a Change in Control.”

Bruce Dewing:  Mr. Dewing’s employment agreement became effective on July 1, 2005 and the initial term expires on January 31, 2008.  The employment agreement will automatically renew for successive three-year terms unless either party gives the other party 180-days written notice to terminate.  During the initial term, Mr. Dewing can resign without cause upon 30 days’ written notice to us.  Mr. Dewing’s current annual base salary is $180,000, which is subject to annual review.  In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-

sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule.  Mr. Dewing is also entitled to participate in our benefit plans available to our officers and employees generally.  Mr. Dewing’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under “Payments in the Event of a Change in Control.”

For two years following the termination of Mr. Salerno’s or Mr. Dewing’s employment with us, he is restricted from (1) contacting, soliciting or accepting business from any of our customers with whom he had business contact on our behalf or (2) soliciting our employees or prospective employees to leave their employment with us.

The following table provides information concerning executive officers’ unexercised stock options as of January 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards
Name (a)	Number of securities underlying unexercised options # exercisable (1) (b)	Number of securities underlying unexercised options # unexercisable (1) (c)	Equity incentive plan awards: Number of securities underlying unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)
Victor J. Salerno	25,000	25,000	—	$2.00	08/31/2012
Timothy Lockinger	—	25,000	—	$2.00	05/06/2007
Bruce Dewing	50,000	200,000	—	$1.80	06/10/2015
Bruce Dewing	400	—	—	$0.15	01/31/2014
Bruce Dewing	400	—	—	$0.55	01/31/2015

(1)   For information on vesting dates, see the schedule of stock option grants following the Director Compensation table below.

Payments in the Event of a Change in Control

Our employment agreements with Mr. Salerno and Mr. Dewing, which are described above following the Summary Compensation Table, provide for certain payments to each of them in connection with a termination of their employment within 24 months after a change in control of AWI.

Mr. Salerno’s agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ends on January 31, 2008) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Salerno, an amount equal to five times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for five years.  Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Mr. Dewing’s agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ends on January 31, 2008) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Dewing, an amount equal to three times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for 30 months.  Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Compensation of Directors.  Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses.  In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. The following table summarizes Director compensation for the fiscal year ended January 31, 2007.

Director Compensation

Name (a)	Fees Earned or Paid in Cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-Equity Incentive Plan Compensation $ (e)	Nonqualified Deferred Compensation Earnings $ (f)	All Other Compensation $ (g)	Tota $ Sum (b-g)
W. Larry Swecker	$24,000	—	$4,108	—	—	—	$28,108
Robert R. Barengo	$18,000	—	$4,108	—	—	—	$22,108

(a)   This table includes only non-employee directors whose compensation is not reported in the Summary Compensation Table.

(b)   W. Larry Swecker is chairman of the Compensation Committee for fiscal 2007.  Robert R. Barengo became chairman of the Audit Committee in August 2006.

(c)   No stock awards were given to any non-employee Directors or consultant. The dollar amounts in column (d) are the same amount recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123R for these Directors.  Mr. Swecker and Mr. Barengo were issued 5,000 each in stock option awards in fiscal 2007. We included those amounts in the “Selling General and Administrative” line item in our Consolidated Statement of Operations for the year ended January 31, 2007, which appears in our financial statements in this Form 10-KSB.  Please refer also to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

(d)   Mr. Swecker had 10,400 in stock option awards outstanding at January 31, 2007. Mr. Barengo had 8,800 in stock option awards outstanding at January 31, 2007.

We have granted the following stock options to our Directors (excluding terminated options):

DATE	GRANTED TO	NUMBER OF SHARES	TERMS
08/09/2001	Victor J. Salerno	30,000 (1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 8, 2006
08/09/2001	Timothy F. Lockinger	15,000 (1)	$0.70 exercise price per share; exercised on December 21, 2005
08/09/2001	Judith L. Zimbelmann	1,200 (1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 3, 2006
01/31/2002	W. Larry Swecker	400 (2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012
01/31/2003	W. Larry Swecker	400 (2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013
01/31/2004	W. Larry Swecker	400 (2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014
01/31/2004	Bruce Dewing	400 (2)	$0.15 exercise price per share; became fully exercisable on January 31, 2005; expires on January 31, 2014
01/31/2005	W. Larry Swecker	400 (2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015
01/31/2005	Bruce Dewing	400 (2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015
07/11/2005	Bruce Dewing	250,000 (1)	$1.80 exercise price per share; fully exercisable over a 5-year vesting schedule (20% per year commencing June 10, 2006); expires on June 10, 2015
08/31/2005	Robert R. Barengo	3,800 (2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Timothy F. Lockinger	50,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012; 25,000 options terminated on December 14, 2006
08/31/2005	Victor J. Salerno	50,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/31/2005	W. Larry Swecker	3,800 (2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Judith Zimbelmann	3,000 (1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/07/2006	Robert R. Barengo	5,000 (2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011
08/07/2006	W. Larry Swecker	5,000 (2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011

(1)           Stock options were issued pursuant to our 2001 Stock Option Plan.

(2)           Stock options were issued pursuant to our Director’s Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 27, 2007, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group.  Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of May 27, 2007 (such as upon the exercise of options or warrants).  The percentage of outstanding common stock represented by each named person’s stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of May 27, 2007 but does not assume the exercise of stock options by any other persons.  The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of May 27, 2007, but does not assume the exercise of options by any persons outside of that group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them.  The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada  89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno (1)	2,463,054	29.99%
Timothy Lockinger (2)	61,685	0.75%
Judy Zimbelmann (3)	1,002,700	12.21%
Robert R. Barengo (4)	526,900	6.42%
W. Larry Swecker (5)	23,500	0.29%
Bruce Dewing (6)	95,600	1.16%
All directors and executive officers as a group (7)	4,111,754	50.07%

p

(1)	Mr. Salerno has 25,000 in vested stock options that he has the right to exercise to acquire shares within the next 60 days, (July 27, 2007) which are included in the table above.
(2)

Mr. Lockinger resigned from the Company as CFO, Secretary and Treasurer as of February 9, 2007 and as a Director as of December 14, 2006. All of his unexercised stock options have terminated or expired. His stock ownership is not included in the stock ownership of directors and executive officers as a group.

(3)	Ms. Zimbelmann has 1,500 in vested stock options that she has the right to exercise to acquire shares within the next 60 days, (July 27, 2007) which are included in the table above.
(4)	Mr. Barengo has 1.900 in vested stock options that he has the right to exercise to acquire shares within the next 60 days, (July 27, 2007) which are included in the table above.
(5)	Mr. Swecker has 3,500 in vested stock options that he has the right to exercise to acquire shares within the next 60 days, (July 27, 2007) which are included in the table above.
(6)

Mr. Dewing and his wife share the voting and investment power with respect to 44,800 shares included above. Mr. Dewing has 50,800 in vested stock options that he has the right to exercise to acquire shares within the next 60 days, (July 27, 2007) which are included in the table above.

(7)

Our current directors and executive officers as a group have options for 82,700 shares, which they can exercise within the next 60 days (by July 27, 2007). Those shares are included in the table above. Mr. Lockinger’s stock ownership is not included in this total of all directors and executive officers as a group.

For more information regarding common stock authorized for issuance under our equity compensation plans, please read Part II, Item 5 of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions

Other than as set forth below, there have been no transactions during our last two fiscal years, nor are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

(a)          any director or executive officer;

(b)         any person who beneficially owns more than 5% of our outstanding common stock; or

(c)          any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

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

Victor J. Salerno (our President, CEO, COO and Chairman of the Board of Directors) owns 8,900 shares of Series A Preferred Stock (5,662 regular shares and 3,238 redeemable shares).  Judith Zimbelmann (one of our directors) owns 5,262 shares of Series A Preferred Stock (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by our Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share.  Interest at the annual rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid.  The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at our option.  There were no shares called during the fiscal years ending January 31, 2007 or 2006.  The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with our common stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.  Those affected shares have been classified as “Redeemable Series A Preferred Stock” in the liabilities section of our Consolidated Balance Sheet, and may be put to us by Mr. Salerno for redemption at any time.  As of January 31, 2007, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares).  When we and Leroy’s filed Chapter 11 Petitions, this Redeemable Series A Preferred Stock became subject to compromise under the Bankruptcy Code.  (Under the Bankruptcy Code, the ordinary Series A Preferred Stock, which is classified in the equity section of our Consolidated Balance Sheet, was not designated as subject to compromise.)  Pursuant to the Plan that we and Leroy’s consummated on March 11, 2005 (the “Effective Date”), the Redeemable Series A Preferred Stock is no longer considered subject to compromise, and we will pay the redemption price in the ordinary course of business.

From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock.  The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	PAID	ACCRUED	UNPAID
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0

The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

In return for Mr. Salerno’s personal guarantees of certain irrevocable letters of credit (“ILOCs”) that we obtained to meet the Regulation 22.040 reserve requirement, we paid Mr. Salerno $8,750 on June 30, 2005. Those ILOCs have been replaced with a surety bond and we do not anticipate that personal guarantees from Mr. Salerno in regard to the reserve requirement will be required in the future.

AWIG’s acquisition of Sturgeon’s was financed, in part, through a $300,000 loan from Victor and Terina Salerno under their Guaranty Agreement with AWI.  The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10% per annum (payable monthly) on the outstanding portion of the loan and to reimburse them for finance charges, fees and other expenses they incur under a personal revolving line of credit with their bank that they used to provide the funding.  The personal line of credit is secured by the Salernos’ residence and provides for an interest rate of 0.5% below the prime rate published by The Wall Street Journal, adjusted annually.  Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI.  Since May 1, 2006, the outstanding balance of the loan from the Salernos has been zero. During fiscal 2007, we paid the Salernos a total of $2,055 of interest under the Guaranty Agreement in addition to the $300,000 loan principal amount repayment.

We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal years ended January 31, 2007 and 2006, her total annual compensation was $108,160 and $81,120, respectively.

We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy’s. For our fiscal years ended January 31, 2007 and 2006 his total annual compensation was $45,200 and $44,000, respectively.

Director Independence.  We follow the director independence standards prescribed by NASDAQ. As such, the members of our Board of Directors who are considered independent are Robert Barengo and W. Larry Swecker.

Under the audit committee independence standards prescribed by NASDAQ, two of our three Audit Committee members, namely Robert Barengo (Chairman) and W. Larry Swecker are independent and Judith Zimbelmann is not.

Under the director independence standards prescribed by NASDAQ, one of our two Compensation Committee members, namely W. Larry Swecker, is independent and Judith Zimbelmann is not.

Our entire Board of Directors serves as our Nominating Committee.

Audit Committee financial expert.  Our Board of Directors has determined that a member of our Audit Committee, W. Larry Swecker, who meets the audit committee independence criteria prescribed by NASDAQ, qualifies as an audit committee financial expert under the applicable rules of the SEC.  Mr. Swecker’s qualifications include, among other things, his practice as a certified public accountant for the past 30 years.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1*	Restated Amended Joint Plan of Reorganization of American Wagering Inc. and Leroy’s Horse & Sports Place, Inc. (see Exhibit 2.1 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

3.1*	By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed August 31, 2005, SEC File No. 000-20685)

3.2*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)

3.3*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)

10.1* (A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)

10.2*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)

10.3*	Purchase and Sale Agreement for the acquisition of Sturgeon’s Inn & Casino (see Exhibit 10.1 to Form 8-K filed June 21, 2005, SEC File No. 000-20685)

10.4*

Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement. (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.5* (A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.6 (A)	Severance Agreement between American Wagering, Inc. and Timothy F. Lockinger dated February 9, 2007

10.7* (A)	Executive Employment Agreement between American Wagering, Inc. and Bruce Dewing dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)

10.8 *(A)	Form of stock option agreement under American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 10.6 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

10.9* (A)	American Wagering, Inc. Directors Stock Option Plan and form of stock option agreement (see Exhibit 10.7 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

10.10* (A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

10.11* (A)	Amendment/Extension of Directors Stock Option Plan, dated August 1, 2006 (see Exhibit 10.1 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.12	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada

10.13	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada

10.14	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada

10.15	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada

10.16	Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada

10.17	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc.

10.18*

Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)

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

*                                         These documents are incorporated herein by reference as exhibits hereto.  Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

(A)                              Management contract or compensatory plan or arrangement.

Item 14:  Principal Accountant Fees and Services

Our Audit Committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern (“PBTK”) as our independent registered accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2007.  PBTK previously performed similar audit and review services for the years ended January 31, 2006, 2005, 2004, 2003, 2002 and 2001.  PBTK’s primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

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

Total fees.  Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2007	2006
Audit Service Fees	$95,432	$68,616
Tax Service Fees	22,648	16,140
Other Fees	15,434	12,179
Total	$133,514	$96,935

Audit Service Fees.  The aggregate fees for audit services were for the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements.  There were no Audit Related Services.

Tax Fees.  The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees.  The aggregate Other Fees were for audits of our 401(k) plan and all gaming compliance audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

By: /s/ Victor Salerno
Victor Salerno
President, Chief Executive Officer and Interim Principal Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Salerno	Chief Executive Officer, President, Director,	May 31, 2007
Victor Salerno	Interim Principal Financial Officer, Secretary, and Treasurer

/s/ Robert R. Barengo	Director	May 31, 2007
Robert R. Barengo

/s/ W. Larry Swecker	Director	May 31, 2007
W. Larry Swecker

/s/ Judith Zimbelmann	Director	May 31, 2007
Judith Zimbelmann

/s/ Bruce Dewing	Director	May 31, 2007
Bruce Dewing