Form 10QSB
period 2007-04-30
AMERICAN WAGERING INC
filed 2007-06-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,129,880 shares of Common Stock as of June 11, 2007

Transitional Small Business Disclosure Format (Check one): Yes  ☐     No  ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

ITEM

1	Legal Proceedings	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	20

4	Submission of Matters to a Vote of Security Holders	20

5	Other Information	20

6	Exhibits	20

Part I — Financial Information

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

April 30, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,645,767
Restricted Cash	1,103,738
Accounts Receivable	620,928
Inventories	782,255
Deferred Tax Assets, net of allowance	440,481
Prepaid Expenses and Other Current Assets	499,763
7,092,932
Property and Equipment, net of depreciation and amortization	4,432,177
Goodwill	103,725
Other Assets	367,775
$11,996,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$3,376,243
Accounts Payable	824,846
Accrued Expenses	1,262,826
Unpaid Winning Tickets	815,529
Customer Deposits and Other Current Liabilities	941,100
7,220,544

Long-Term Debt, less current portion	1,710,742
Other Long-Term Liabilities	906,391
2,617,133

Redeemable Series A Preferred Stock (3,238 shares)	323,800

10,161,477

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par andliquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,880 shares issued and outstanding	81,299
Additional Paid-In Capital	12,172,661
Deficit	(11,183,735)
Treasury Stock, at cost (61,100 common shares)	(327,493)
1,835,132

$11,996,609

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2007	2006
REVENUES:
Wagering	$2,163,589	$2,262,705
Hotel/Casino	662,894	417,574
Systems	1,347,715	1,842,091
	4,174,198	4,522,370
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	2,080,181	1,409,375
Hotel/Casino	549,584	376,616
Systems	400,491	731,341
	3,030,256	2,517,332
Operating Expenses:
Research and Development	274,980	239,361
Selling, General and Administrative	789,530	753,729
Depreciation and Amortization	216,913	169,018
	1,281,423	1,162,108

	4,311,679	3,679,440

OPERATING INCOME (LOSS)	(137,481)	842,930

OTHER INCOME (EXPENSES):
Interest Income	32,653	16,778
Interest Expense	(66,612)	(34,219)
Litigation Expense	(55,475)	—
Other, net	27,507	27,798
	(61,927)	10,357

INCOME (LOSS) BEFORE INCOME TAXES	(199,408)	853,287

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(199,408)	$853,287

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.10

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended April 30,
	2007	2006

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,537,424	$2,221,445

Net cash provided by (used in) operating activities	(580,984)	75,669

Increase in restricted cash	(36,687)	(10,132)
Withdrawal of restricted cash	46,605	—
Acquisition of Sturgeon’s	—	(300,000)
Purchase of property and equipment	(187,399)	(164,955)
Net cash used in investing activities	(177,481)	(475,087)

Stock options exercised	—	3,378
Repayment of borrowings	(98,661)	(353,679)
Proceeds from borrowings	—	300,000
Preferred stock dividends	(34,531)	(34,532)
Net cash used in financing activities	(133,192)	(84,833)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(891,657)	(484,251)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,645,767	$1,737,194

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2007
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim, consolidated financial statements of American Wagering, Inc. (“AWI”) and all of its subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-QSB per Item 310(b) of Regulation S-B published by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year.  For further information, please refer to the consolidated financial statements of the Company, and the related notes, included in the Annual Report on Form 10-KSB of AWI for the fiscal year ended January 31, 2007, previously filed with the SEC.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain reclassifications have been made to the consolidated financial statements of prior periods to confirm to the current period presentation primarily to report Hotel/Casino information separately from Wagering.

2.  Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period.  The diluted income per share considers potentially dilutive securities (options) as outstanding and is presented except in loss periods, when to do so would be anti-dilutive.  Net income (loss) is adjusted for preferred stock dividends.  For the operating periods presented, the tables below reconcile net income (loss) and weighted average shares outstanding used to calculate basic income (loss) and diluted income per share.

	Three Months Ended April 30,
	2007	2006
Net Income (Loss)	$(199,408)	$853,287
Preferred stock dividends	(34,531)	(34,532)
Net Income (Loss) available to common shares	$(233,939)	$818,755

Basic weighted average common shares outstanding	7,818,780	8,190,631
Diluted weighted average common shares outstanding	7,818,780	8,272,833

3. Income Taxes

At April 30, 2007, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $3,161,000; of which $1,856,000 expires in 2020, and the balance expires 2026.  Management believes that the Company will likely be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized.  Therefore, no additional tax benefit was recognized for the current period loss.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to be effective for us beginning on February 1, 2007. Based on its evaluation, management believes that adopting FIN 48 did not have a material effect on the Company’s opening deficit, its tax provision or benefit for the quarter ended April 30, 2007, or its net NOL carryforwards or the related deferred tax assets or the valuation allowance.

Management has assessed the valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset periodically. The change in the deferred tax asset valuation allowance for the three months ended April 30, 2007 and 2006, based on these estimates, created an income tax expense (benefit) of approximately $(68,000) and $290,000, respectively, which offset the income tax expense (benefit) for the three-month periods ended April 30, 2007 and 2006.

4.  Litigation

The Company continues to be involved in previously disclosed legal proceedings with Michael Racusin, d/b/a M. Racusin & Company (“Racusin”), who introduced certain underwriters to the Company and provided certain advisory services in relation to the Company’s initial public offering.  There have been no material developments in the Racusin litigation during the current period.
Upon advice of legal counsel, the Company has accrued an aggregate amount of $2,682,374 plus accrued interest at 8% of $139,799 in accordance with a previously negotiated settlement agreement to be repaid in a series of cash payments by the Company to or for the benefit of Racusin, which represents management’s best estimate of the minimum cost of the ultimate outcome of this matter.  However, the ultimate timing of payments and methods are pending resolution of the legal proceedings.

5.  Stock Options

2001 stock option plan.  In general, AWI may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and the 2001 Plan may not grant more than 1,150,000 options in total.  The 2001 Plan does not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of AWI, as approved by the Board of Directors.  Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The 2001 Plan is scheduled to terminate on August 8, 2011.

Directors stock option plan.  In 1996, the Company adopted the “Directors Stock Option Plan” (the “Directors Plan”). The Directors Plan was extended in August 2006 to terminate on April 30, 2011. Each non-employee director of the Company is awarded options for 400 shares of stock on the last day of each fiscal year unless another amount/date is approved by the Board of Directors; these grants do not require any additional approval from the Board of Directors.  No more than 20,000 options may be granted pursuant to the Directors Plan.  The Directors Plan provides that options will vest 100.00% after one year of service and will expire 10 years from the grant date.  Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.

Activity related to both the 2001 Employee Stock Option Plan and the Directors Plan for the three months ended April 30, 2007 and 2006 is as follows:

	Option Shares	Weighted-average exercise price
Balance at January 31, 2007	757,749	$1.80

Granted	—	—
Exercised	—	—
Forfeited or Canceled	(26,250)	2.00

Balance at April 30, 2007	731,499	1.79

	Option Shares	Weighted- average exercise price
Balance at January 31, 2006	897,998	$1.64

Granted	—	—
Exercised	(5,306)	0.64
Forfeited or Canceled	—	—

Balance at April 30, 2006	892,692	1.65

Stock options exercisable and available for future grants for both stock option plans as of April 30, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	341,950	$1.92	6.02 years
Available for future grants	206,567	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for April 30, 2007 and 2006 was $50,839 and $74,176, respectively.

6. Acquisition of Sturgeon’s

On March 1, 2006, AWIG acquired Sturgeon’s for $1,800,000 and separately purchased on-hand inventories for cash totaling $148,075. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s. Interest is payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal is due in a single payment on March 1, 2008.

An additional $300,000 was advanced by Victor J. Salerno, AWI’s Chief Executive Officer (“CEO”), and his wife, AWI’s General Counsel, under an agreement with AWI that expires in 2011 and which provides for guarantees of Company indebtedness and advances not to exceed $500,000 in the aggregate. Under the agreement monthly interest payments at 10.00% per annum were made by AWI to Mr. and Mrs. Salerno on the balance outstanding, which amount ($300,000) has been fully repaid. In addition, the Company agreed to reimburse Mr. and Mrs. Salerno for finance charges, fees and other expenses they incur under a $500,000 personal revolving line of credit with their bank, to the extent the line of credit was or will be used to provide funding for the Company.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company performed a valuation corroborated by an independent appraisal report to determine, among other things, the cost of the acquired entity and to assign that cost to the assets acquired on the basis of their fair values. Based upon this valuation process, the Company determined an overall asset value for Sturgeon’s of $2,091,570, which amount exceeded the purchase price of $1,800,000 and resulting in tentative negative goodwill in the amount of $291,570. The Company attributed the negative goodwill primarily to the value of the land which increased dramatically between the time the purchase agreement was executed and the time the Nevada Gaming Commission approved the acquisition and it was consummated. However, pursuant to paragraphs 44 and 45 of SFAS No. 141, the negative goodwill was apportioned to each asset class on a pro rata basis. As all eligible assets were reduced on a pro rata basis and accordingly, no unallocated negative goodwill remained to be recognized as an extraordinary gain from the acquisition of Sturgeon’s nor was any portion of the purchase price available for allocation to future operations.

The operations of Sturgeon’s is included in the accompanying consolidated financial statements since the acquisition date, March 1, 2006. The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s had occurred on February 1, 2006.

Three Months Ended April 30,
2006
Revenues	$4,731,549
Operating Expenses	3,953,016
Operating Income	778,533
Other Income	11,039
Income Before Income Taxes	789,572
Provision for Income Taxes	—
Net Income	$789,572
Basic and Diluted Income Per Share	$0.09

The unaudited pro forma results above do not include information for the three months ended April 30, 2007, as Sturgeon’s was in operation during the entire quarter and, as such, actual results presented in these consolidated financial statements should be used.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

7.  Business Segments

We report our results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended April 30,
	2007	2006
Revenue	$2,163,589	$2,262,705
Direct Costs	2,080,181	1,409,375
Selling, General and Administrative	222,450	269,782
Depreciation and Amortization	67,984	79,686
	2,370,615	1,758,843
Operating Income (Loss)	$(207,026)	$503,862

Hotel/Casino Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

	Three Months Ended April 30,
	2007	2006
Revenue
Casino	$345,415	$212,545
Hotel	134,283	71,461
Food/Beverage	212,208	148,358
Less: Casino Cash Incentives and Other Promotional Allowances	(29,012)	(14,790)
	662,894	417,574
Direct Costs and Expenses
Casino	129,206	50,171
Hotel	52,863	32,122
Food/Beverage	227,871	151,890
Unallocated	139,644	142,433
	549,584	376,616

Selling, General and Administrative	176,783	101,958
Depreciation and Amortization	56,376	43,746
	782,743	522,320
Operating Loss	$(119,849)	$(104,746)

Systems Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income.

	Three Months Ending April 30,
	2007	2006
Revenue	$1,347,715	$1,842,091
Direct Costs	400,491	731,341
Research and Development	274,980	239,361
Selling, General and Administrative	390,297	381,989
Depreciation and Amortization	92,553	45,586
	1,158,321	1,398,277
Operating Income	$189,394	$443,814

Operating Income (Loss) to Income (Loss) Before Taxes. The following table reconciles the operating income (loss) from each segment to income (loss) before taxes.

	Three Months Ending April 30,
	2007	2006
Operating Income (Loss)
Wagering	$(207,026)	$503,862
Hotel/Casino	(119,849)	(104,746)
Systems	189,394	443,814
	(137,481)	842,930
Other Income (Expenses)
Interest Income	32,653	16,778
Interest Expense	(66,612)	(34,219)
Litigation Expense	(55,475)	—
Other, net	27,507	27,798
	(61,927)	10,357

Income (Loss) Before Income Taxes	$(199,408)	$853,287

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements containing words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “might,” “may,” “could,” “will,” “should,” or similar expressions, or the negative thereof, constitute forward-looking statements.  Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

In addition to other matters identified or described by us from time to time in this report or in our other filings with the Securities and Exchange Commission (the “SEC”), there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.  Some of these important factors, but not necessarily all important factors, include the following:

•                  increased intense competition in the race and sports wagering business;

•                  the possibility that our stock could be removed from quotation on the OTC Bulletin Board (“OTCBB”) if we are late with the filing of another Exchange Act report between now and the due date for our October 31, 2008 Form 10-QSB;

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

•                  volatility in quarterly results due to the timing of sales installations and fluctuations in levels of wagering during particular times of the year;

•                  our ability to secure external sources of financing on acceptable terms, including financing to implement our acquisition plans mentioned above;

•                  changes or developments in laws, regulations or taxes affecting the race and sports wagering business;

•                  economic, demographic, business and other conditions in our local and regional markets;

•                  our ability to complete our assessment of, or the receipt of a qualified opinion from our auditors, and the excessive costs, all  related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002;

•                  the availability and adequacy of our cash flow to meet our requirements;

•                  our ability to control our operating expenses;

•                  actions taken or not taken by third parties, such as our customers, competitors and vendors, as well as legislative, regulatory, judicial and other governmental authorities;

•                  changes in our key management, other personnel or their compensation, including those resulting from changes in minimum wage requirements;

•                  the potential political, economic and other issues related to our international subsidiary, AWI International, Inc. (“AWI Intl”);

•                  our failure to obtain, delays in obtaining, or loss of, any proprietary rights, licenses, permits or approvals, or the limitation, conditioning, suspension or revocation of any such proprietary rights, licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our proprietary rights, licenses, permits or approvals on a timely basis;

•                  other adverse conditions, such as economic downturns, changes in general customer confidence or spending, increased transportation costs or travel concerns that may adversely affect the economy in general or the Nevada gaming industry in particular;

•                  a decline in the public acceptance of wagering;

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

“CBS” means Computerized Bookmaking Systems, Inc., a wholly-owned subsidiary of AWI.

“Leroy’s” means Leroy’s Horse & Sports Place, Inc., a wholly-owned subsidiary of AWI.

“Sturgeons, LLC” means Sturgeons, LLC, a wholly-owned subsidiary of AWIG.

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, the operation of Sturgeon’s and the acquisition of additional hotel/casino operations through AWIG.  Concerning Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, and continue to become more efficient in order to reduce expenses.  Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry.  As to AWIM, we intend to continue developing the self-service wagering kiosk, installing the kiosk in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. With regard to AWI Int’l, we intend to seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience. Regarding AWIG, we intend to seek additional hotel/casino acquisitions that meet our established criteria.  Additionally, we intend to continue to operate the Sturgeon’s facility, change the slot mix where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses.  We have implemented, and are continuing to initiate, other cost cutting measures.

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

Liquidity and Capital Resources.

Cash Flow.

As of April 30, 2007, we had a working capital deficit of $128,152, compared to working capital of $1,205,572 at January 31, 2007.  Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory and to assemble race/sports systems for our CBS customers.

A $656,653 decrease in cash from operating activities for the three months ended April 30, 2007 as compared to the comparable period of last year was primarily due to decreased revenues from systems and wagering operations.

Net cash used in investing activities for the three months ended April 30, 2007 decreased by $297,606 as compared to the same period last year primarily as a result of the prior year period acquisition of Sturgeon’s. During the three months ended April 30, 2007, we spent $187,399, primarily for the purchase of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment.

Net cash used in financing activities for the three months ended April 30, 2007 increased by $48,359 as compared to the same period last year primarily due to the repayment of long-term debt of $98,661.

Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; since September 1, 2005  to August 2006, we maintained a Regulation 22.040 reserve in the amount of $2.4 million; which was increased to $3.0 million in August 2006 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). This $3.0 million surety bond is secured by a $1.0 million cash deposit, in the form of certificates of deposit at Great Basin Bank of Nevada (“Great Basin Bank”).

If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, and a reduction in handle (total amount wagered).

Long-term Debt.

Sturgeon’s:  On March 1, 2006, we acquired the assets of Sturgeon’s for $1,800,000 and separately purchased on-hand inventories totaling $148,075.  In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, $1,500,000 from a bank and $300,000 from an officer/shareholder, which latter amount has been repaid (see Note 6 to the accompanying consolidated financial statements).  The Company is currently exploring various options for the future repayments, including refinancing and other options regarding the debt to the bank for $1,500,000, due on March 1, 2008

Kiosk Financing:  On August 8, 2006, we entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks that had previously been purchased by AWIM.  We sold the kiosks to the financial company for $600,000 (less a $2,500 documentation fee and a 5.00% closing fee) and are leasing the kiosks back from the finance company at a payment of $19,836 per month for 36 months ($238,032 per year).  At the conclusion of the lease term, we will have the option of re-purchasing the kiosks for $1.  We are reporting this transaction for accounting purposes as a capital lease, which is included in long-term debt.

Long-term debt also includes loans for the service automobiles utilized in the Leroy’s and CBS operations and operating leases.  The Company plans to utilize their annual cash flow from operations to fund the repayments of long-term debt, other than the $1,500,000 bank debt as described above. The operating leases are comprised of rents payable at the Leroy’s operating locations, an automobile, and copy machines.  Rent at the Leroy’s locations includes the base rent due per the contract terms.  The rental leases also include three locations in which the rent is calculated based on a formula relating to the activity of the location.

Other.

We do not have any off-balance sheet financing arrangements or liabilities. We may, from time to time, seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions).  To raise capital, we may seek to sell additional equity securities (common or preferred), issue debt or convertible securities, or obtain credit facilities through financial institutions.  The sale of additional equity or convertible securities would result in dilution to our shareholders.

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows.  We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2008) to help us fund the following:   possible acquisition of additional hotel/casino operations; potential litigation expenses and judgments; potential purchase of kiosks; volatility and seasonality effects of sports betting; volatility and timing of system sales; compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002; and the possible effects of legislation to ban wagering on amateur athletic events.

Results of operations — Comparisons of the Three Months ended April 30, 2007 and 2006.

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

Summary.

The decrease in revenues for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, is attributed to a decrease in systems segment revenues of $494,376 (-26.84%) and a decrease in wagering segment revenues of $99,116 (-4.38%); partially offset by an increase in Hotel/Casino revenue of $245,320 (+58.75%).

The increase in costs and expenses for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, is attributed to an increase in direct wagering segment costs and expenses of $670,806 (+47.60%), an increase in direct Hotel/Casino costs and expenses of $172,968 (+45.93%), partially offset by a decrease in direct systems segment costs and expenses of $330,850 (-45.24%).

Management fees allocated to the segments also increased due to increased public company costs, bonuses paid pursuant to employment contracts and increased insurance expenses.

The decrease in other income (expense) for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, is due, in part, to the following factors:  Interest income increased $15,875 (+94.62%); interest expense increased $32,393 (+94.66%); and litigation expense increased $55,475 (+100.00%).

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment.

Wagering Segment revenues for the three months ended April 30, 2007 decreased $99,116 (-4.38%) over the three months ended April 30, 2006.  We attribute this decrease to the following factors:

Our hold percentage on college and professional basketball sporting events’ wagers was lower than the comparable period. This decrease was partially offset by an increase in actual Race and Pari-Mutuel win revenue, due to additional locations with greater handle volume and increased win percentages.

Wagering Segment total costs and expenses for the three months ended April 30, 2007 increased $611,772 (+34.78%) over the three months ended April 30, 2006.  This increase may be attributed to the following factors:

Direct costs increased by primarily attributable to increased expenses related to establishing new locations, advertising expenses, wages due to additional locations, increased communication costs and increases in rent paid to our Leroy’s sports book locations.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs in the quarter ending April 30, 2007 compared to the quarter ending April 30, 2006.

Depreciation and amortization expense decreased over the prior fiscal year primarily due to fewer capitalized acquisitions versus the same quarter ending April 30, 2006.

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

Hotel/Casino Segment. The Hotel/Casino Segment includes the operating results of Sturgeon’s. Sturgeon’s commenced operations on March 1, 2006, therefore, the quarter ending April 30, 2006 contained only two months of revenues and expenses, while the quarter ending April 30, 2007 reflects all three months in the quarter.

Hotel/Casino Segment revenues for the three months ended April 30, 2007 increased $245,320 (+58.75%) over the three months ended April 30, 2006.  This increase may be attributed to the following factors.

Casino revenues increased primarily due to the inclusion of all three months in the in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006 and increased handle.

Hotel revenues increased due to the inclusion of all three months in the in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006 and increased room occupancies.

Food and Beverage revenues increased primarily due to the inclusion of all three months in the in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006.

Casino cash incentives and other promotional allowances increased primarily due to the inclusion of all three months in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006 and additional promotions offered during the quarter.

Hotel/Casino Segment costs and expenses for the three months ended April 30, 2007 increased $260,423 (+49.86%) over the three months ended April 30, 2006.  We attribute this increase to the following factors:

Direct costs for the casino operations increased over the prior three months ended April 30, 2006 primarily due to the inclusion of all three months in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006 and increased personnel expense.

Direct costs for the hotel operations increased primarily due to the inclusion of all three months in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006 and increased room occupancies.

Direct costs for the food and beverage operations increased primarily due to the inclusion of all three months in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006.

Selling, general and administrative costs for Sturgeon’s increased primarily due to the inclusion of all three months in the first quarter ending April 30, 2007 compared to the same quarter ending April 30, 2006.

Systems Segment.

Systems Segment revenues for the three months ended April 30, 2007 decreased $494,376 (-26.84%) over the three months ended April 30, 2006.  This decrease may be attributed to the following factors:

System sales decreased over the prior fiscal year due to decreased one-time sales and installations in this quarter compared to the prior quarter ending April 30, 2006.

Revenues from maintenance contracts increased over the prior fiscal year.  This increase is attributable to the addition of the number of new customers and the higher fees charged to customers.

Systems Segment costs and expenses for the three months ended April 30, 2007 decreased $239,956 (-17.16%) over the three months ended April 30, 2006.  We attribute this decrease to the following factors:

Direct costs for systems decreased by over the prior three months ended April 30, 2006 primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a decline in the number of sales installations.

Research and development costs increased from the prior three months ended April 30, 2006 primarily due to higher costs for technical support and personnel.

Depreciation and amortization increased from the prior three months ended April 30, 2006 due to increased property acquisitions, primarily to the upgrades to our networks.

Other income and (expenses).  The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  (Refer to the discussion regarding this matter located at “Liquidity and Capital Resources” above.)  The remainder of the interest income is attributable to interest earned on interest-bearing checking accounts.  The increase in interest income of $15,875 (+94.62%) is primarily due to our increased cash balances from prior three months ended April 30, 2006.

Interest Expense:  The increase in interest expense is primarily due to our financing of Sturgeon’s. (Refer to the discussion regarding the Sturgeon’s acquisition financing located in “Liquidity and Capital Resources” above.)

Litigation expense of $55,475 was recorded in the first quarter of fiscal 2008 related to the Racusin litigation, while no similar expense was recorded for the same quarter of the prior fiscal year.

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

Hotel/Casino Revenue: We report the wagering revenues of Sturgeon’s, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators. These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts.  Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned. The Sturgeon’s acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon’s operation were reported for the first time in the fiscal year ended January 31, 2007.

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

Accounting for income taxes: The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on February 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. We review the net loss operating carryforwards available to reduce current and future tax obligations; which was approximately $3,160,000 as of April 30, 2007.  We assess the valuation allowance against the remainder of the deferred tax assets in our calculations to estimate the effective tax rate for the fiscal year, and at this time, we believe that more likely than not there is sufficient loss carryforward to offset the current year’s net income.  We consider and evaluate the components of the tax calculations and are satisfied as to realization and probability of the permanent and temporary differences.

We additionally believe that we will continue to be profitable, for at least the short-term future, and it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from net loss carryforwards, will be fully realized.

Stock-based compensation: On February 1, 2006, as required, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Fair values of stock options are estimated using the Black-Scholes method based on assumptions that we consider reasonable and that we disclose in our financial statements. Previously, we used Accounting Principles Board Opinion No. 25, Stock-Based Compensation, to account for employee stock options.

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009.  We are currently evaluating the likely impact of these standards on our future consolidated financial statements.

Recent developments.  We opened two new sports and race books in Laughlin, Nevada in late May 2007.

Item 3A (T).  Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2007, (the end of the first quarter of our 2008 fiscal year).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Principal Financial Officer, Victor J. Salerno. Based upon that evaluation, our CEO and Interim Principal Financial Officer concluded that our disclosure controls and procedures are not sufficiently effective, as discussed below.  “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the first quarter of our 2008 fiscal year, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed below, we have significant weaknesses and material deficiencies in our internal control over financing reporting that continued during our first fiscal quarter of 2008.  “Internal control over financial reporting” means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)                                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)                                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)                                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our former Chief Financial Officer (“CFO”) gave us 30 days’ notice of termination of his employment on November 17, 2006.  Since then, we have appointed persons to assist in the preparation of our quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively, and we have continued to seek personnel on both a full-time and part-time basis for our accounting department.  Thus far, however, we have not found a suitable permanent replacement to fill the CFO position nor have we hired enough appropriate accounting personnel.  That situation, together with our already-small finance and accounting staff, the turnover we have experienced in that staff, and a triennial routine gaming audit that began in March 2007, created the need for additional time to complete our October 31, 2006 Form 10-QSB and January 31, 2007 Form 10-KSB, which we did not file timely.  As such, we believe we have a material weakness in our disclosure controls and procedures. We are continuing our efforts to find a suitable replacement CFO and we are training new finance and accounting personnel.

The factors described in the preceding paragraph have also resulted in significant deficiencies and material weaknesses in our internal control over financial reporting, and have significantly increased the risk of continued significant deficiencies and material weaknesses.  Such deficiencies or weaknesses could cause us again to be late in satisfying our Exchange Act reporting obligations, cause the OTCBB to remove our stock from quotation and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the price of our stock.

We may be required to spend a substantial amount of management time and resources and incur significant costs in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 will require our management’s annual review and evaluation of our internal control over financial reporting, commencing with our Annual Report on Form 10-KSB for fiscal year ended January 31, 2008 and attestations by our independent public accounting firm as to the effectiveness of our internal control over financial reporting.

Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on members of our management, diverting them from their daily business focus; and strain on our information systems and other resources.  We likely will have to hire additional personnel and use outside legal, accounting and advisory services and software. In addition, the fees to our independent public accounting firm will increase, as that firm performs the review work necessary for its attestation. Even with those expenditures, we may be unable to complete our assessment or obtain an unqualified attestation as to the sufficiency of our internal controls.

Further, we or our independent registered public accounting firm may again identify significant deficiencies or material weaknesses in our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting.  If we fail to maintain the adequacy of our internal controls or fail to implement any required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

You should also note that internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the applicable policies or procedures may deteriorate.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of certain persons, by collusion of two or more persons, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the applicable policies.

Partly in response to our obligations under Section 404a of the Sarbanes-Oxley Act of 2002, we will begin a significant redesign and upgrade of our financial reporting software, systems and procedures. We will undertake this redesign and upgrade in hopes of strengthening our internal control over financial reporting, improving our ability to plan and analyze our business, and reducing the work burden on our finance and accounting staff. We estimate that we will fully implement our new financial reporting software by the end of fiscal 2008.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Racusin

There have been no material developments in the Racusin case since we reported on it in Part I Item 3. “Legal Proceedings”, of our Form 10-KSB for the fiscal year ended January 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated:    June 14, 2007

/s/ Victor J. Salerno
Victor J. Salerno President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Interim Principal Financial Officer