Form 10QSB
period 2007-07-31
AMERICAN WAGERING INC
filed 2007-09-19
CIK 1005214

OMB APPROVAL
OMB Number:	3235-0416
Expires:	April 30, 2010
Estimated average burden
hours per response	182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to
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

☒ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,129,880 shares of Common Stock as of September 10, 2007

Transitional Small Business Disclosure Format (Check one):  ☐ Yes     ☒ No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

July 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,797,742
Restricted Cash	1,145,429
Accounts Receivable	497,717
Inventories	734,402
Deferred Tax Assets, net of allowance	440,481
Prepaid Expenses and Other Current Assets	463,538
6,079,309
Property and Equipment, net of depreciation and amortization	4,704,291
Goodwill	103,725
Other Assets	381,538
$11,268,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$3,671,237
Accounts Payable	897,387
Accrued Expenses	1,051,910
Unpaid Winning Tickets	745,337
Customer Deposits and Other Current Liabilities	1,008,711
7,374,582

Long-Term Debt, less current portion	1,796,860
Other Long-Term Liabilities	906,392
2,703,252

Redeemable Series A Preferred Stock (3,238 shares)	323,800

10,401,634

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,880 shares issued and outstanding	81,299
Additional Paid-In Capital	12,218,828
Deficit	(12,197,805)
Treasury Stock, at cost (61,100 common shares)	(327,493)
867,229
$11,268,863

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2007	2006	2007	2006
REVENUES:
Wagering	$2,359,567	$1,799,884	$4,523,156	$4,062,589
Hotel/Casino	893,450	863,908	1,556,344	1,296,272
Systems	737,153	2,189,868	2,084,868	4,031,959
	3,990,170	4,853,660	8,164,368	9,390,820
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	2,353,998	1,505,214	4,434,178	2,914,589
Hotel/Casino	647,810	688,478	1,197,396	1,079,884
Systems	289,983	590,931	690,474	1,322,272
	3,291,791	2,784,623	6,322,048	5,316,745
Operating Expenses:
Research and Development	242,140	261,372	517,120	500,734
Selling, General and Administrative	1,144,656	802,856	1,934,186	1,556,586
Depreciation and Amortization	232,216	204,506	449,129	373,524
	1,619,012	1,268,734	2,900,435	2,430,844

	4,910,803	4,053,357	9,222,483	7,747,589

OPERATING INCOME (LOSS)	(920,633)	800,303	(1,058,115)	1,643,231

OTHER INCOME (EXPENSES):
Interest Income	28,622	21,273	61,275	38,051
Interest Expense	(67,438)	(47,107)	(134,050)	(81,326)
Litigation Expense	(52,862)	—	(108,337)	—
Other, net	33,938	18,249	61,446	46,047
	(57,740)	(7,585)	(119,666)	2,772

INCOME (LOSS) BEFORE INCOME TAXES	(978,373)	792,718	(1,177,781)	1,646,003

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(978,373)	$792,718	$(1,177,781)	$1,646,003

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.13)	$0.10	$(0.15)	$0.19

DILUTED	$ N/A	$0.09	$ N/A	$0.19

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2007	2006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,537,424	$2,221,445

Net cash provided by (used in) Operating Activities	(1,035,793)	1,186,748

Investing Activities
Increase in restricted cash	(247,226)	(24,378)
Withdrawal of restricted cash	215,453	—
Acquisition of Sturgeon’s	—	(300,000)
Purchase of property and equipment	(396,050)	(365,431)
Net cash used in Investing Activities	(427,823)	(689,809)

Financing Activities
Stock options exercised	—	38,602
Repayment of borrowings	(205,838)	(409,968)
Proceeds from borrowings	—	300,000
Preferred stock dividends	(70,228)	(70,228)
Net cash used in Financing Activities	(276,066)	(141,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,739,682)	355,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,797,742	$2,576,790

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED July 31, 2007
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim, consolidated financial statements of American Wagering, Inc. and all of its subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-QSB per Item 310(b) of Regulation S-B published by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year.  For further information, please refer to the consolidated financial statements of the Company, and the related notes, included in its Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, previously filed with the SEC.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain minor reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation primarily to report Hotel/Casino information separately from Wagering.

2.  Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period.

Diluted net income per common share is calculated using potentially dilutive securities consisting solely of stock options for 175,952 shares for the three months ended July 31, 2006.  Diluted net income per common share is calculated using potentially dilutive securities consisting solely of stock options for 175,952 shares for the six months ended July 31, 2006. Potentially dilutive securities would not be used to calculate diluted net loss per common share for a loss period, since the effect of including them in such a calculation would be anti-dilutive because of the loss.

Anti-dilutive stock options for 719,099 and 671,600 shares for the three months ended July 31, 2007 and 2006, respectively, are not included in the weighted average number of shares outstanding since their effect is anti-dilutive.  Anti-dilutive stock options for 719,090 and 671,600 shares for the six months ended July 31, 2007 and 2006, respectively, are not included in the weighted average number of shares outstanding since their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented:

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
For the three months ended July 31, 2007
Net loss	$(978,373)
Less preferred stock dividends	(35,697)
Basic net loss per common share:
Net loss available to common shares	(1,014,070)	8,068,780		$(0.13)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the three months ended July 31, 2006
Net income	$792,718
Less preferred stock dividends	(35,696)
Basic net income per common share:
Net income available to common shares	757,022	8,274,376		$0.10
Effect of dilutive stock options		114,076
Diluted net income per common share:
Net income available to common shares	$757,022	8,388,452		$0.09

For the six months ended July 31, 2007
Net loss	$(1,177,781)
Less preferred stock dividends	(70,228)
Basic net loss per common share:
Net loss available to common shares	(1,248,009)	8,068,780		$(0.15)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the six months ended July 31, 2006
Net income	$1,646,003
Less preferred stock dividends	(70,228)
Basic net income per common share:
Net income available to common shares	1,575,775	8,263,241		$0.19
Effect of dilutive stock options		125,763
Diluted net income per common share:
Net income available to common shares	$1,575,775	8,389,004		$0.19

* Diluted net loss per share is not applicable for loss periods.

3.  Income Taxes

At July 31, 2007, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $4,100,000; of which $1,856,000 expires in 2020, and the balance expires in 2026.  Management believes that the Company will likely be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized.

Management has assessed the valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset periodically.  The change in the deferred tax asset valuation allowance for the three months ended July 31, 2007 and 2006, based on these estimates, created a deferred income tax expense (benefit) of approximately $(330,000) and $270,000, respectively, which offset the current income tax expense (benefit) for the three-month periods ended July 31, 2007 and 2006.  The change in the deferred tax asset valuation allowance for the six months ended July 31, 2007 and 2006, based on these estimates, created a deferred income tax expense (benefit) of approximately $(400,000) and $560,000, respectively, which offset the current income tax expense (benefit) for the six-month periods ended July 31, 2007 and 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective for us for periods in the years beginning on February 1, 2007.  Based on its evaluation, management believes that adopting FIN 48 did not have a material effect on the Company’s opening deficit, its tax provision or benefit for the three or six months ended July 31, 2007, or its net NOL carryforwards or the related deferred tax assets or the valuation allowance.

4.  Litigation

The Company continues to be involved in previously disclosed ongoing legal proceedings over certain issues that remain unresolved with Michael Racusin, d/b/a M.  Racusin & Company, who introduced certain underwriters to the Company and provided certain advisory services in relation to the Company’s initial public offering. For the three and six month periods ended July 31, 2007, the Company recorded litigation judgment expense of $52,862 and $108,337, respectively, in additional accrued interest on our previously recorded debt and related accrued interest due to Racusin under a settlement agreement relative to this matter.  A hearing to determine the manner and timing of the payments is currently scheduled for November 2, 2007.

5.  Stock Options

2001 stock option plan.  In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and the 2001 Plan may not grant more than 1,150,000 options in total.  The 2001 Plan does not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors.  Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant.  The 2001 Plan is scheduled to terminate on August 8, 2011, except as to any outstanding stock options on that date.

Directors stock option plan.  In 1996, the Company adopted the “Directors Stock Option Plan” (the “Directors Plan”).  The Directors Plan was extended in August 2006 to terminate on April 30, 2011.  The Directors Plan provides that each non-employee director shall be awarded options for 100 shares on the last day each fiscal year for each committee on which such director is then serving. Beginning in fiscal year 2002, each non-employee director has been awarded options for a fixed number of shares which was determined to be 400 annually in lieu of the 100 shares per committee on which the non-employee director serves.  The Board has recently formally ratified this practice as an amendment to the plan effective retroactively to fiscal year 2002, subject to stockholder approval at the next annual meeting.  No more than 20,000 options may be granted pursuant to the Directors Plan.  The options will vest 100.00% one year from the grant date and will expire 10 years from the grant date.  Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.

Activity related to both the 2001 Employee Stock Option Plan and the Directors Plan for the six months ended July 31, 2007 and 2006 is as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at January 31, 2007	757,749	$1.80
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(26,250)	2.00

Balance at July 31, 2007	731,499	1.79

Balance at January 31, 2006	897,998	$1.64
Granted	—	—
Exercised	(50,446)	0.64
Forfeited or Canceled	—	—

Balance at July 31, 2006	847,552	1.65

Stock options exercisable and available for future grants for both stock option plans as of July 31, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	401,949	$1.79	5.79 years
Available for future grants	329,550	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the three and six months ended July 31, 2007 and 2006 was $50,839 and $84,798, and $97,006 and $158,994, respectively.

6.  Acquisition of Sturgeon’s

On March 1, 2006, AWI Gaming Inc. (“AWIG”) acquired Sturgeon’s Inn and Casino (“Sturgeon’s”) for $1,800,000, with a remaining balance of $1,500,000.  The purposes of the acquisition of Sturgeon’s were to diversify and strengthen our cash flows and broaden our revenue base by operating this small casino.  In connection with the acquisition, AWIG incurred initial indebtedness of $1,800,000, which included a bank loan of $1,500,000, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s and a loan for $300,000 from Victor Salerno, the Company’s CEO, and his wife Terina Salerno, the Company’s General Counsel, which was repaid prior to January 31, 2007.  Interest on the bank loan is payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal is due in a single payment on March 1, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company performed a valuation to determine, among other things, the cost of the acquired entity and to assign that cost to the assets acquired on the basis of their fair values.  Based upon this valuation process, the Company determined an overall asset value for Sturgeon’s of $2,091,570, which amount exceeded the purchase price of $1,800,000 and resulted in tentative negative goodwill in the amount of $291,570.  Pursuant to paragraphs 44 and 45 of SFAS No. 141, the negative goodwill was apportioned to all of the acquired assets on a pro rata basis, subject to the applicable exceptions.  The purchase price allocation was as follows:

Sturgeon’s Inn & Casino Purchase Price Allocation
Land	$505,558
Buildings	795,618
Other	498,824
Total Purchase Price	$1,800,000

The operations of Sturgeon’s are included in the accompanying consolidated financial statements since the acquisition date of March 1, 2006, and, therefore, are included for all periods presented except the six months ended July 31, 2006.  The following unaudited pro forma consolidated financial information has been prepared for the six months ended July 31, 2006, as if the acquisition of Sturgeon’s had occurred on February 1, 2006.

Six Months Ended July 31, 2006
Revenues	$9,599,999
Operating Expenses	8,021,165
Operating Income	1,578,834
Other Income	3,274
Income Before Income Taxes	1,582,108
Provision for Income Taxes	—
Net Income	$1,582,108
Basic and Diluted Net Income Per Share	$0.19

These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

7.  Business Segments

The Company reports results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue	$2,359,567	$1,799,884	$4,523,156	$4,062,589
Direct Costs	2,353,998	1,505,214	4,434,178	2,914,589
Selling, General and Administrative	359,476	234,013	583,374	632,574
Depreciation and Amortization	71,881	48,117	139,399	154,014
	2,785,340	1,787,344	5,156,951	3,701,177
Operating Income (Loss)	$(425,788)	$12,540	$(633,795)	$361,412

Hotel/Casino Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue
Casino	$386,967	$404,021	$732,382	$616,567
Hotel	253,512	186,340	387,795	257,800
Food/Beverage	312,408	320,244	557,297	468,602
Less: Casino Cash Incentives and Other Promotional Allowance	(59,437)	(46,697)	(121,130)	(46,697)
	893,450	863.908	1,556,344	1,296,272
Direct Costs and Expenses
Casino	$308,082	$324,618	$576,933	$518,925
Hotel	74,932	68,124	127,795	102,159
Food/Beverage	264,796	291,172	492,668	458,800
	647,810	683,914	1,197,396	1,079,884

Selling, General and Administrative	256,319	359,455	483,449	315,828
Depreciation and Amortization	64,239	47,111	121,548	118,863
	320,558	406,566	604,997	434,691
Operating Loss	$(74,918)	$(226,572)	$(246,049)	$(218,303)

Systems Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue	$737,153	$2,189,868	$2,084,868	$4,031,959
Direct Costs	289,983	590,931	690,474	1,322,272
Research and Development	242,140	261,372	517,120	500,734
Selling, General and Administrative	528,861	294,430	867,363	551,785
Depreciation and Amortization	96,096	79,866	188,182	157,046
	1,157,080	1,226,599	2,263,139	2,531,837
Operating Income (Loss)	$(419,927)	$963,269	$(178,271)	$1,500,122

Operating Income (Loss) to Income (Loss) Before Income Taxes.  The following table reconciles the operating income (loss) from each segment to income (loss) before taxes.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Operating Income (Loss)
Wagering	$(425,788)	$(49,410)	$(633,795)	$361,412

Hotel/Casino	(74,918)	(113,556)	(246,049)	(218,303)

Systems	(419,927)	963,269	(178,271)	1,500,122
	(920,633)	800,303	(1,058,115)	1,643,231
Other Income (Expenses)
Interest Income	28,622	21,273	61,275	38,051
Interest Expense	(67,438)	(47,107)	(134,050)	(81,326)
Litigation Expense	(52,862)	—	(108,337)	—
Other, net	33,938	18,249	61,446	46,047
	(57,740)	(7,585)	(119,666)	2,772
Income (Loss) Before Income Taxes	$(978,373)	$792,718	$(1,177,781)	$1,646,003

Identifiable Property:

	July 31,
Identifiable Property (1)	2007	2006
Wagering	$540,547	$202,134
Hotel/Casino	2,707,245	2,552,814
Systems	1,941,762	1,692,758
	$5,189,554	$4,447,706

(1)          Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; intangibles; and other assets.

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

•                  the possibility that our stock could be removed from quotation on the OTC Bulletin Board (“OTCBB”) if we are late with the filing of another Exchange Act report between now and the due date for our October 31, 2007 Form 10-QSB;

•                  our ability to develop and refine products and technologies in a timely manner, and the market’s acceptance of them;

•                  our ability to carry out our long-term future plans to grow the Company through the acquisition and operation of hotel/casino properties;

•                  volatility in quarterly results due to the timing of system sales and installations and fluctuations in levels of wagering during particular times of the year;

•                  our ability to secure external sources of financing on acceptable terms, including financing to implement our acquisition plans mentioned above;

•                  changes or developments in laws, regulations or taxes affecting the race and sports wagering business;

•                  economic, demographic, business and other conditions in our local and regional markets;

•                  our ability to complete our assessment of or the receipt of a qualified opinion from our auditors, and the excessive costs, all related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002;

•                  the availability and adequacy of our cash flow to meet our requirements and the payments regarding the Racusin Settlement;

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

•                  the potential political, economic and other issues related to our international operations through our CBS subsidiary;

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Concerning Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, and continue to become more efficient in order to reduce expenses.  Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry.  As to AWIM, we intend to continue developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations.  With regard to the AWI International, Inc. subsidiary, we dissolved this legal entity, effective August 27, 2007. However we still intend, through our established CBS subsidiary, to seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry. This strategy should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience. Regarding AWIG, we intend in the long-term future to seek additional hotel/casino acquisitions that meet our established criteria and economic feasibility.  Additionally, we intend to continue to operate the Sturgeon’s facility, change the slot mix where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses.  We have implemented, and are continuing to initiate, other cost cutting measures.

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

Liquidity and Capital Resources.

Cash Flow.

As of July 31, 2007, we had a working capital deficit of $1,295,273, compared to working capital of $1,205,572 at January 31, 2007.  The decrease in working capital is primarily due to the seasonality of sports betting for our second quarter, as expected, and fewer system sales. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory and to assemble race/sports systems for our CBS customers.

As of July 31, 2007, we used cash of $1,035,793 for the six months ended July 31, 2007 as compared to the cash provided by operations of $1,186,748 in the comparable period of last year, primarily due to decreased revenues from systems and wagering operations, primarily systems sales and installations. In the 2006 period, we recorded systems and software sales of approximately $1.3 million while no similar one-time sales occurred in the 2007 period.

Net cash used in investing activities for the six months ended July 31, 2007 decreased by $261,986 as compared to the same period last year primarily as a result of the financing of casino equipment partially offset by cash purchases for upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment.

Net cash used in financing activities for the six months ended July 31, 2007 was $276,066, primarily due to repayments on borrowings of $205,838 in the 2006 period, the repayment of borrowings of $409,968 was partially offset by new borrowings of cash of $300,000 and the exercise of stock options.

Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  From September 1, 2005  to August 2006, we maintained a Regulation 22.040 reserve in the amount of $2.4 million; which was increased to $3.0 million in August 2006 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance).  This $3.0 million surety bond is secured by a $1.0 million cash deposit, in the form of certificates of deposit at Great Basin Bank of Nevada. This bond was renewed in September 2007 for the same amount and with no changes to the terms.

If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, and a reduction in net income.

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

	Three Months Ended July 31,				Six Months Ended July 31,
Summary	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues	$3,990,170	$4,853,660	$(863,490)	(17.79)	$8,164,368	$9,390,820	$(1,226,452)	(13.06)
Costs and Expenses	4,951,688	4,053,357	898,331	(22.16)	9,263,368	7,747,589	1,515,779	(19.56)
Other Income (Expense)	(16,855)	(7,585)	(9,270)	(122.21)	(78,781)	2,772	(81,553)	(-2942.03)
Income (Loss) Before Income Taxes	$(978,373)	$792,718	$(1,771,091)	(223.42)	$(1,177,781)	$1,646,003	$(2,823,784)	(171.55)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Six Months Ended July 31, 2007 Compared to the Six Months Ended July 31, 2006

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the six months ended July 31, 2007 increased $460,567 (11.34%) over the six months ended July 31, 2006.  This increase is attributed to the following factors:

We experienced increased handle during baseball season due to increased player interest and our new locations.

Wagering Segment total costs and expenses for the six months ended July 31, 2007 increased $1,455,774 (+39.33%) over the six months ended July 31, 2006.  This increase is attributed to the following factors:

Direct costs increased primarily due to increased expenses related to establishing new locations, advertising expenses, wages due to additional locations, increased communication costs and increases in rent paid to our Leroy’s sports book locations.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs in the six months ending July 31, 2007 compared to the six months ending July 31, 2006.  Management fees allocated to the segments also increased due to increased insurance, legal, and other public company costs.

Depreciation and amortization expense decreased over the prior year’s six month period primarily due to a cumulative decrease in capitalized acquisitions compared to the same six month period ending July 31, 2006.

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

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s.  Sturgeon’s commenced operations on March 1, 2006.

Hotel/Casino Segment revenues for the six months ended July 31, 2007 increased $260,072 (+20.06%) over the six months ended July 31, 2006.  This increase is attributed to the following factors:

Casino revenues increased primarily due to the inclusion of all six months in the in the first six months ending July 31, 2007 compared to the five months in the period ending July 31, 2006, along with increased handle.

Hotel revenues increased due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006, along with increased room occupancies, primarily with group bookings.

Food and Beverage revenues increased primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006.  Casino cash incentives and other promotional allowances increased primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006, along with additional promotions offered.

Hotel/Casino Segment costs and expenses for the six months ended July 31, 2007 increased $117,512 (+10.88%) over the six months ended July 31, 2006.  This increase is attributed to the following factors:

Direct costs for the casino operations increased over the prior six months ended July 31, 2006 primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006, and increased personnel expense.

Direct costs for the hotel operations increased primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006, and increased expenses related to higher room occupancies.

Direct costs for the food and beverage operations increased primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006.

Selling, general and administrative costs for Sturgeon’s increased primarily due to the inclusion of all six months in the period ending July 31, 2007 compared to five months in the period ending July 31, 2006. This increase was partially offset by a one-time payment from a workers’ compensation insurance demutualization due to that organization going public, for $40,885, in the second quarter of fiscal 2008.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the six months ended July 31, 2007 decreased $1,947,091 (-48.29%) over the six months ended July 31, 2006.  This decrease is attributed to the following factors:

System sales decreased over the prior fiscal year due to a decreased number of one-time sales to eight locations compared to and installations in 27 locations in the prior six months ended July 31, 2006.

 Revenues from maintenance contracts increased over the prior fiscal year.  This increase is attributable to the addition of the number of new customers and the higher fees charged to customers.

Systems Segment costs and expenses for the six months ended July 31, 2007 decreased $268,698 (-10.61%) over the six months ended July 31, 2006.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior six months ended July 31, 2006 primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a decline in the number of sales installations.

Research and development costs increased from the prior six months ended July 31, 2006 primarily due to higher costs for technical support and personnel.

Management fees allocated to the systems segment also increased due to increased insurance, legal, public company costs, and bonuses paid pursuant to employment contracts.

Depreciation and amortization increased from the prior six months ended July 31, 2006 due to increased property acquisitions, primarily to the upgrades to our networks.

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

Interest Expense:  The increase in interest expense is primarily due to our financing of Sturgeon’s, including three additional loans totaling $295,629, for casino equipment in the second quarter of fiscal 2008.  (Refer to the discussion regarding the Sturgeon’s acquisition financing located in “Liquidity and Capital Resources” above.)

Litigation expense of $102,331 was recorded in the first six months of fiscal 2008 related to the Racusin litigation, while no similar expense was recorded for the same six month period of the prior fiscal year.

Other, net:  Other, net increased $15,689 primarily due to increased rental income and various other income in the six months ended July 31, 2007 compared to the same period in the prior year.

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

Accounting for income taxes:  We review the net loss operating carryforwards available to reduce current and future tax obligations; which was approximately $4,100,000 as of July 31, 2007.  We assess the valuation allowance against the remainder of the deferred tax assets in our calculations to estimate the effective tax rate for the fiscal year, and at this time, we believe that more likely than not there is sufficient loss carryforward to offset the current year’s net income.  We consider and evaluate the components of the tax calculations and are satisfied as to realization and probability of the permanent and temporary differences.

We additionally believe that we will continue to be profitable annually, for at least the short-term future, and it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from net loss carryforwards, will be fully realized.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS Nos.  157 and 159 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009.  We are currently evaluating the likely impact, if any, of these standards on our future consolidated financial statements.

Item 3A (T).  Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007, (the end of the second quarter of our 2008 fiscal year).  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not sufficiently effective, as discussed below.  “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the second quarter of our 2008 fiscal year, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed below, we had significant weaknesses and material deficiencies in our internal control over financing reporting that continued during our second fiscal quarter of 2008.  “Internal control over financial reporting” means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our former CFO gave us 30 days’ notice of termination of his employment on November 17, 2006.  Since then, we have appointed persons to assist in the preparation of our quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively, and we have continued to seek personnel on both a full-time and part-time basis for our accounting department.  We filled the CFO position on August 6, 2007, and we continue to evaluate the adequacy of the appropriate accounting personnel.  That situation, together with our already-small finance and accounting staff, the turnover we have experienced in that staff, and a triennial routine gaming audit that began in March 2007, created the need for additional time to complete our October 31, 2006 Form 10-QSB and January 31, 2007 Form 10-KSB, which we did not file timely. The annual Form 10-KSB was filed the end of May, 2007, which was followed (two weeks later) with the first quarter filing as of April 30, 2007, filed on June 14, 2007. The newly hired CFO has not had sufficient time to resolve and remediate or test the deficiencies that existed during the prior periods, even though some progress has been made, we are still experiencing account department turnover.  As such, we believe we have a material weakness in our disclosure controls and procedures.

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

We may be required to spend a substantial amount of management time and resources and incur significant costs in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002 will require our management’s annual review and evaluation of our internal control over financial reporting, commencing with our Annual Report on Form 10-KSB for fiscal year ended January 31, 2008 and attestations by our independent public accounting firm as to the effectiveness of our internal control over financial reporting for the fiscal year ended January 31, 2009.

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

Partly in response to our obligations under Section 404a of the Sarbanes-Oxley Act of 2002, we will begin a significant redesign and upgrade of our financial reporting systems and procedures.  We will undertake this redesign and upgrade in hopes of strengthening our internal control over financial reporting, improving our ability to plan and analyze our business, and reducing the work burden on our finance and accounting staff.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On June 28, 2007, in the case titled Michael Racusin, d/b/a M. Racusin & Company v. American Wagering, Inc. et al., Case No. 05-15969, the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) issued a decision that reversed the ruling in our favor by the Bankruptcy Appellate Panel for the Ninth Circuit (the “BAP”) on the issue of whether a July 8, 2003 judgment (the “Judgment”) by the United States District Court for the District of Nevada in favor of Michael Racusin d/b/a M.  Racusin & Company (“Racusin”), in a breach of contract action against us was subject to subordination under Section 510(b) of the U.S.  Bankruptcy Code (the “Code”) pursuant to our prior plan of reorganization under Chapter 11 of the Code (the “Plan”).  In all material respects, the 9th Circuit’s June 28, 2007 decision has the same effect as its October 6, 2006 decision in which it ruled that the Judgment was not subject to subordination (as to which we had filed a petition for rehearing), but the 9th Circuit withdrew the latter decision and replaced it with the June 28, 2007 decision.  The 9th Circuit also ruled that no further petitions for rehearing may be filed.

As a result of the 9th Circuit’s reversal of the BAP’s ruling, and in accordance with our September 3, 2004 Settlement Agreement with Racusin described and included as Exhibit 99.1 in our Form 8-K filed on September 7, 2004 (the “Settlement Agreement”), we estimate that our future payment obligations to (or for the benefit of) Racusin for the balance of our current fiscal year and for subsequent fiscal years will be approximately as follows:

Period	Principal	Interest	Total
August 2007 to January 2008	$1,095,035	$67,213	$1,162,248
February 2008 to January 2009	750,000	103,099	853,099
February 2009 to January 2010	300,000	71,310	371,310
February 2010 to January 2011	300,000	47,310	347,310
February 2011 to January 2012	300,000	23,310	323,310
February 2012 to July 2012	130,000	2,671	132,671
Total future payments	$2,875,035	$314,913	$3,189,948

The $2,875,035 total Principal amount reported in the table above equals the $2,800,000 debt owed to Racusin under the Settlement Agreement (giving effect to the 9th Circuit’s decision), minus $427,323 we paid to Racusin during our fiscal years ended January 31, 2005 and 2006, plus interest calculated on a daily basis from March 11, 2005 (the date we consummated the Plan and emerged from Chapter 11 proceedings under the Code) through July 31, 2007.

The 9th Circuit issued its original decision reversing the BAP’s ruling during our fiscal year ended January 31, 2007.  For information concerning the effects of that decision on our 2007 fiscal year’s financial statements (which are not changed by the 9th Circuit’s June 28, 2007 decision), please see Part I, Item 3 - “Legal Proceedings” and our financial statements and notes thereto in our January 31, 2007 Form 10-KSB.  For the period from February 1 to July 31, 2007, we are recording litigation judgment expense of $111,811 to account for accrued interest on our debt to Racusin for this period.  That amount is included in the Principal column of the table above because that table reports our indebtedness as of August 1, 2007, after giving effect to the accrual of interest for the six months ended July 31, 2007.  In future periods we will record litigation judgment expense to account for our future interest payment obligations, as estimated in the Interest column of the table above.

A hearing was scheduled for September 12, 2007 in order to determine the manner and timing of the payments, however, we received notice on September 7, 2007 that the bankruptcy court has continued the matter until November 2, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

We had no submission of matters to a vote of security holders in the current quarter, however, we plan to hold an annual stockholders’ meeting prior to the end of the calendar year ended December 31, 2007. We had waited to hold this meeting until we filled the CFO position, which was filled on August 6, 2007.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Agreement between American Wagering, Inc. and Melody Sullivan, dated August 6, 2007 (see Exhibit 10.19(A) to Form 8-K filed August 8, 2007, SEC File No. 000-20685)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

*       This document is incorporated by reference as an exhibit hereto.  Following the description of the exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: September 19, 2007

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer