Form 10KSB/A
period 2007-01-31
AMERICAN WAGERING INC
filed 2007-11-28
CIK 1005214

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from fiscal year ended to

Commission file number 000-20685

American Wagering, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0344658 (I.R.S. Employer Identification No.)
675 Grier Drive, Las Vegas, NV (Address of principal executive offices)	89119 (Zip Code)

Issuer's telephone number: (702) 735-0101

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value, $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

        State issuer's revenues for its most recent fiscal year. $19,370,393

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $6,050,599 as of April 27, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,129,880 Common Shares as of May 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

        Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

Explanatory Note

        In response to comments received from the staff (the "Staff") of the Securities and Exchange Commission (the "SEC") in connection with the Staff's normal periodic review of our filings, American Wagering, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Form 10-KSB/A") to amend and restate financial information in Part II, Item 7 of the Company's Annual Report on Form 10-KSB for the year ended January 31, 2007 (the "Original Form 10-KSB"). The portions of the Original Form 10-KSB that are amended and restated in this Form 10-KSB/A are:

  •
  In the Financial Statements, Note 1, Nature of Operations and Background information, the Company made an error in computing the number of basic and diluted weighted average shares. A new reconciliation of the numerators and denominators of the net income per common share computations is presented. Notwithstanding the foregoing, the actual net income per common share results did not change.

  •
  In the Financial Statements, Note 3, Long Term Debt, the revised disclosure reconciles in total and by individual caption the amounts discussed in the narrative below the table.

  •
  The Company has amended the Financial Statements, Note 9, Business Segments, to include a table reconciling the operating income (loss) from each segment to income before taxes.

  •
  In the Financial Statements, Note 11, Acquisition of Sturgeon's, the Company has added a disclosure regarding the purpose for acquiring Sturgeon's and has included a table regarding the Purchase Price Allocation for Sturgeon's. Further, the Company substantially revised the second paragraph of Note 11.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A amends and restates in its entirety Part II, Item 7. In addition, for the convenience of the reader, this Form 10-KSB/A sets forth the complete text of the Original Form 10-KSB rather than just the amended portions thereof. The Company has not modified or updated disclosures presented in the Original Form 10-KSB in this Form 10-KSB/A, except as required to reflect the effects of the items discussed above. In addition, no attempt has been made in this Form 10-KSB/A to modify or update disclosures that were included in the Original Form 10-KSB to reflect developments at the Company subsequent to the date of the filing of the Original Form 10-KSB.

        This Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-KSB, including any amendments to those filings.

PART I

Item 1.    Description of Business

Company History

        Under Nevada gaming regulations, a publicly traded company is not eligible to hold a Nevada gaming license. Thus, American Wagering, Inc. ("AWI"), a Nevada corporation, was formed to be the publicly traded holding company for Leroy's Horse & Sports Place, Inc. ("Leroy's"). Other operations have subsequently been added through internal development and acquisition.

Race and Sports Wagering Revenue Segment

        Leroy's.    Leroy's owns and operates 59 satellite race and sports books in nonrestricted gaming establishments throughout the State of Nevada. Every wager placed at any Leroy's race and sports book is processed through equipment and software of our subsidiary, Computerized Bookmaking Systems, Inc. ("CBS"). We refer to that equipment and software collectively as the "CBS System." By leveraging the technology of the CBS System to process every wager taken at 59 race and sports books, Leroy's enables a nonrestricted gaming operator to offer the race and sports book amenity to its patrons without the traditional and typical fixed costs and risk of financial loss associated with operating a race and sports book. This structure also enables Leroy's to allocate its financial risk of loss more efficiently and to reduce and manage its fixed costs more effectively.

        AWI International, Inc.    AWI International, Inc. ("AWI Int'l") provides a myriad of services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed. Such services may include (1) providing remote oddsmaking and posting of odds for an event whose popularity may be regional or cultural based (Australian-Rules Football, cricket, polo, etc.); (2) remote operation and management of the gaming supplier's or operator's race and sports book system in the foreign jurisdiction; or by (3) providing wagering content to the gaming supplier or operator that is offered to the patron with the resulting wagers having been processed by the gaming supplier's or operator's race and sports system.

Race and Sports Wagering Systems Segment

        CBS.    CBS is the leading race and sports equipment and software supplier in the State of Nevada. Accordingly, CBS services the majority of race and sports books in Nevada.

        AWI Manufacturing, Inc.    AWI Manufacturing, Inc. ("AWIM") designs and leases self-service race and sports wagering kiosks to CBS customers. The kiosks interface seamlessly with our customers' CBS Systems and they expand our customers' race and sports books' size and hours of operation without increasing the labor cost.

Hotel/Casino Segment

        AWI Gaming, Inc.    AWI Gaming, Inc. ("AWIG") is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon's Inn & Casino. AWIG's purpose is to acquire other hotel/casino properties.

        Sturgeons, LLC.    Sturgeons, LLC d/b/a Sturgeon's Inn & Casino ("Sturgeon's") is a hotel, casino and restaurant operation located at Lovelock, Nevada that we acquired on March 1, 2006.

Chapter 11 Filing

        On July 25, 2003, AWI and Leroy's filed voluntary petitions for relief ("Chapter 11 Petitions") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States

Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the "Plan") of AWI and Leroy's. On March 11, 2005 (the "Effective Date"), AWI and Leroy's consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

        On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy's. All required distributions have been made, except with respect to the Racusin matter. Michael Racusin, d/b/a Racusin & Company ("Racusin"), appealed to the United States Court of Appeals for the Ninth Circuit (the "9th Circuit") the April 14, 2005 ruling by the United States Bankruptcy Appellate Panel of the Ninth Circuit (the "BAP") in favor of AWI and Leroy's. On October 6, 2006, the 9th Circuit reversed the BAP and remanded a reinstatement of the Bankruptcy Court's original decision in favor of Racusin. AWI and Leroy's have requested a 9th Circuit panel rehearing or rehearing en banc, and Racusin has filed with the 9th Circuit a response to our request. The requested panel rehearing or rehearing en banc remains pending.

Recent Material Litigation and Related Business Activities

        We have settled all previous litigation; we are not a party in any litigation and have no knowledge of any pending legal proceedings in any court or agency of government or governmental authority with the exception of the appeal before the 9th Circuit in the Racusin matter as noted above. A discussion of the settlements and the Racusin matter is in the "Legal Proceedings" section in Part I, Item 3 of this Form 10-KSB.

Sports Wagering

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

        A sports wagering facility, or "sports book," is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. As a general matter, a patron's odds or point spread (the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific team. To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling where profits result from patron play against a statistical advantage that the gambling operator (the "House") possesses, or in pari-mutuel wagering, used by major North American Horse Racing Tracks and Jai-Alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners.

        This fundamental difference is part of the appeal for many sports patrons, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and patrons. Bookmakers collect bets, adjust odds to account for the preferences of their patrons, pay the winners, and if the book is balanced for each type of sports bet, the House then has a "theoretical advantage." For example, for a straight football bet involving the outcome of one game, it is common practice that the patron wagers $11 to win $10. Accordingly, by maintaining a balanced book, the sports book would earn $1 for each $22 wagered, or 4.55% (the winner would receive $21).

        Oddsmakers (whose services are purchased by the bookmakers) initially set betting lines with the goal of splitting the bets evenly between each of the betting sides. Patrons have opinions concerning the odds and bet accordingly, which requires initial lines to be adjusted. As a result, in practice, a sports book is rarely perfectly balanced. The sports books' profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required. Because patrons are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of either a constant profit over time or for a single event.

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

        The game limit is established by the sports book based upon the "earn" in a sport, which is a function of the amount the sports book would earn if the odds guaranteed it a constant commission regardless of the outcome (the "theoretical hold percentage"), the quality of the line, and the patron mix. For example, when the sports book anticipates that the majority of the bets will come from sophisticated patrons who know as much as, or more than, the oddsmaker, the limit will be relatively low. We believe that events with the highest fan popularity and media coverage, such as professional football, have a relatively small proportion of sophisticated patrons. Accordingly, the sports books' expected earn on such an event would be higher and would justify a higher game limit.

        In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event. While many of the consolidated casino operators have sufficient patron traffic to underwrite the substantial risks inherent in a sports book, many single casino operators are typically more risk adverse. Through Leroy's, we offer casino operators the amenity of having sports wagering books with no risk of financial loss or substantial operating, labor, or administrative costs. Under Nevada gaming law, Leroy's is permitted to own and operate sports books located on the premises of other non-restricted gaming licensees.

        When Leroy's began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy's encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelable by either party on 30 to 90 days notice, and some have incentive (or participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet. The ticket is then distributed to the patron with Leroy's simultaneously recording the wager. Personnel at Leroy's main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy's locations.

        We believe that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per patron (unless a higher limit for a specific patron is approved by the State Gaming Control Board). We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting its risk.

        Professional and college football games currently are the most popular sports wagered on, followed by professional and college basketball games, and finally professional baseball games; comprising the majority of the total amount wagered at all of our Leroy's locations. Historically, our Leroy's business has been seasonal in nature, with more than half of its handle occurring between the months of September and February.

        Leroy's does not offer horse race wagering at all its locations. It offers limited horse race wagering at most locations, and a full pari-mutuel race book at several of its locations.

        Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. At those locations with limited race, Leroy's pays full track odds up to the predetermined limit; at those locations with full pari-mutuel race, Leroy's operates a daily race book with wagers merged into the on-track pari-mutuel pools.

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

Pari-Mutuel Race Wagering

        In December of 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations. Leroy's, in association with a disseminator, offers pari-mutuel wagering on numerous events at racetracks throughout the country. As of January 31, 2007, Leroy's offers pari-mutuel race wagering at seven of its licensed locations.

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

        AWI Int'l competes with international race and sports service providers.

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

        AWIG faces competition from other hotel/casino operators who may be interested in acquiring the same properties that AWIG is interested in acquiring. Sturgeon's is the only hotel/casino operation in Lovelock, Nevada and competes in the tourism market with casino facilities in the nearby cities of

Sparks, Fallon and Winnemucca. However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming patrons.

Intellectual Property

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

Research and Development

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

Proposed Government Regulation

        In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on some, if not all, types sporting events. Passage of any such legislation would have a significant negative impact on our operations.

Regulation and Licensing

        The ownership and operation of gaming facilities in Nevada are subject to extensive state and local regulation. Our gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the "Nevada Act") and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Commission"), the State Gaming Control Board (the "Board"), various county commissions (gaming, liquor, health, etc.), and other local jurisdictions. These regulatory agencies are hereinafter collectively referred to as the "Nevada Gaming Authorities."

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

        We have been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy's is licensed by the Nevada Gaming Authorities as the owner/operator of nonrestricted race and/or sports book operations; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; AWIG is licensed by the Nevada Gaming Authorities as the sole member of Sturgeon's; Sturgeon's is licensed by the Nevada Gaming Authorities as the operator of nonrestricted gaming operations at Sturgeon's Inn & Casino; CBS is not required to maintain any gaming-related licenses. Gaming licenses require the periodic payment of fees and taxes and periodic reviews by the gaming authorities. Furthermore, gaming licenses are not transferable.

        We are registered in Nevada as a publicly traded corporation and, as such, are required to submit, on a periodic basis, detailed financial and operating reports to the Commission. Additionally, we may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from Leroy's, AWIM, AWIG or Sturgeon's (as non-public entities) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. We have received from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

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

        If it were determined that we or our subsidiaries violated the Nevada Act, the gaming licenses or registration held by us could be limited, conditioned, suspended or revoked. At the discretion of the Commission, we and any person involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and certainly the revocation of any gaming license would, materially adversely affect the results of our operations.

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

        The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more than 10.00% of our voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10.00%, but not more than 15.00%, of our voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor," the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant is required to pay all costs of investigation.

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

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada gaming licenses and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by our management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company's board of directors in response to a tender offer made directly to the registered company's stockholders for the purposes of acquiring control of the registered company.

        License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, semi-annually or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated. Nevada licensees that hold a license as an operator of a slot route, or a manufacturers or distributors license, also pay certain fees and taxes to the State of Nevada.

        Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "licensees") and who proposes to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his or her participation in such foreign gaming. We have filed the appropriate foreign gaming reports and have established the required revolving fund. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, such licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow us to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

        Pursuant to the Professional and Amateur Sports Protection Act (the "Sports Protection Act"), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to January 1, 1993. Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

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

Employees

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

Cautionary Statements Regarding Future Results, Forward-Looking Statements and Other Important Factors

        Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements containing words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "might," "may," "could," "will," "should," or similar expressions, or the negative thereof, constitute forward-looking statements. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

        In addition to other matters identified or described by us from time to time in this report or in our other filings with the Securities and Exchange Commission (the "SEC"), there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all important factors, include the following:

We Are Subject to Intense Competition

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

We Are Subject to Strict Regulation by Gaming Authorities

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

Because of Our SEC Filing Delinquencies, Our Stock Could Be Removed From Quotation on the OTC Bulletin Board ("OTCBB")

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

Demand for Our Products and Services is Subject to Consumer Demand

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

The Gaming Industry may be Adversely Affected by Federal Legislation

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

We Are Largely Dependent on Current Management

        Our success is largely dependent on the efforts of Victor Salerno, our Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") who is currently also serving as our Interim Principal Financial Officer. Although we maintain a "key person" life insurance policy and have an employment agreement with Mr. Salerno, the loss of Mr. Salerno's services could have a materially adverse effect on our business.

We Are Subject to Potential Fluctuations in Results

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

Prior to Fiscal Year Ended January 31, 2007, We Had a History of Losses and We May Incur Additional Losses in the Future

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

An Adverse Decision by the 9th Circuit in the Racusin Matter, Could Adversely Affect Our Liquidity and Operating Performance

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

We Need Additional Capital to Achieve Our Goals, But We Do Not Have Any Commitments to Obtain Such Capital and Can Not Give Assurance that We Will be Able to Obtain Capital as and When Required

        We believe that we have sufficient working capital as of the date of this report to satisfy estimated working capital requirements for the foreseeable future in regards to current operations. In order for us to achieve our goals and grow the revenue stream, however, we will require additional capital to fund the operations of AWIG and AWIM. At the present time, we do not have any commitments to obtain additional capital and there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.

An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Will Negatively Impact Our Profitability and Our Potential for Growth

        Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development, changes in gaming regulations, the continued popularity of casino gaming, particularly race and sports wagering, as a leisure activity, etc. An adverse change in any of these political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue.

Failure to Obtain or Retain Required Gaming Licenses Could Prevent Expansion of Our Market and/or Prohibit the Generation of Revenue

        The operation of a race and sports related business is subject to numerous federal, state, and local regulations. In particular, the Leroy's, AWIM, AWIG and Sturgeon's subsidiaries are licensed by the Commission and are subject to extensive regulation. Together with key personnel, we undergo extensive investigation before each new gaming license is issued, and the products of CBS and AWIM are subjected to testing and evaluation prior to approval and use. Generally, gaming authorities have broad discretion when granting, renewing or revoking these approvals and licenses. If we fail to obtain or retain a required license or approval, it would decrease our share in the marketplace and put us at a disadvantage with our competitors. Consequently, the market price of our common stock may suffer.

Future Revenue Growth Depends on Our Ability to Improve the Effectiveness and Breadth of Our Sales Organization

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

Sports Wagering is Illegal Throughout Most of the United States

        Although legal in Nevada, wagering on sporting events is illegal throughout most of the United States due to the provisions of the Interstate Wire Act and is not likely to become legal due to the provisions of the Sports Protection Act. Consequently, the potential for growth of the Leroy's, CBS, and AWIM subsidiaries in the United States is limited.

We May Not be Able to Protect Our Proprietary Rights and May Incur Significant Costs Attempting to do So

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

The Market for Our Common Stock is Limited

        Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.

Our Common Stock is Considered a "Penny Stock" and, as Such, the Market for Our Common Stock May be Further Limited by Certain SEC Rules

        As long as the price of our common stock remains below $5.00 per share, the stock is likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our securities.

The Trading Price of Our Common Stock is Volatile and Could Decline Substantially

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

We Have the Ability to Issue Additional Equity Securities, Which Would Lead to Dilution of Our Issued and Outstanding Common Stock

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. In addition, as of January 31, 2007, we were authorized to issue, without stockholder approval, up to 16,878,120 shares of common stock. Of that amount, 368,200 shares of our common stock were issuable upon the exercise of vested options.

We do not Intend to Pay Cash Dividends. As a Result, Stockholders will Benefit From an Investment in Our Common Stock Only if it Appreciates in Value

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

We Face Considerable Risk in Successfully Implementing Acquisitions

        As part of our business strategy, we acquired Surgeon's in fiscal 2006 and we may acquire other businesses in the future. Acquisitions could result in potential dilution of the value of our common stock, cash expenditures, increased debt, increased system costs related to integration, and greater potential risk for contingent liabilities. We cannot be assured that we will successfully complete any future acquisitions due to various constraints, such as our need for funding, increased competition, cost constraints, legal, compliance and regulatory issues.

        Our acquisition of Sturgeon's in March 2006, and any future acquisitions, may not produce the revenues, earnings or savings in business synergies that were anticipated for such reasons or constraints below:

  •
  Potential loss of key employees;

  •
  issues related to the integration of the operations, financial reporting, technologies, systems, including those caused by geographic differences;

  •
  risks of entering into markets in which we have limited or no prior experience;

  •
  valuation declines in US currency and/or cost increases, particularly in transportation that affect potential tourism and gaming revenue

  •
  difficulties in our use, development or marketing of the acquired entity's brand identity and integration of such into our Company;

  •
  diversion of the attention of our management and others away from our daily operations; and

  •
  any undisclosed or potential legal liabilities of the acquired businesses.

Risks Including Political, Economic and Others Related to Our International Subsidiary, AWI Int'l that Could Adversely Affect Our Financial Results

        Our subsidiary, AWI Int'l, provides services to licensed non-U.S. jurisdictions and therefore is subject to risks associated with doing business internationally. AWI Int'l provides sports gaming services and equipment depending on the needs of the gaming operator or a third party gaming supplier (vendor); including the following: remote wagering management; equipment and kiosk sales or leases; setting of the odds and/or the lines; uploading games; and software installation. Our sales to customers outside the United States are currently to licensed jurisdictions in the Caribbean, but we could potentially expand to other foreign jurisdictions that are licensed for sports gaming. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in regulatory requirements;

  •
  changes in a specific country's or particular region's political or economic conditions;

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

We May Not be Able to Complete Our Assessment and/or We May Not Receive an Unqualified Opinion From Our Auditors With Respect to the Assessment of Our Internal Controls Over Financial Reporting That is Required by Section 404 of the Sarbanes-Oxley Act Of 2002, and We Will Incur Additional Costs in That Process

        We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We may be required to spend a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management's annual review and evaluation of our internal control systems, commencing with our Annual Report on Form 10-KSB for fiscal year ended January 31, 2008 and attestations as to the effectiveness of these systems by our independent public accounting firm commencing with the annual report for the following fiscal year.

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

        Our new and limited staff in finance and accounting has faced an increased workload due to the lack of a permanent replacement Chief Financial Officer ("CFO"); the upcoming requirements of Section 404 and the turnover that has taken place in that department. We have experienced an extremely high level of turnover of seasoned staff, which has compounded the workload for the finance and accounting department from fiscal 2005 through fiscal 2007. This has also caused us to have positions open, numerous training challenges, and overburdened personnel, for extended periods of time; at a time when we need more resources available. As of the fiscal year ended January 31, 2007, the finance and accounting department has a limited but fully-staffed department, with the exception of a CFO.

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

Litigation May Subject Us to Significant Expenses and Liability

        From time to time in the course of our business, we may be subject to litigation claims or other legal disputes, which may not be covered under our insurance policies or as to which our insurance carriers may seek to deny coverage. Consequently, we might incur adverse judgments, costly settlements or significant legal fees, any or all of which might have a material adverse effect on us.

Item 2.    Description of Property

        Our corporate office is located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building. However, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 28, Accounting for

Sales with Lease-backs, only a portion of the gain has been recognized. The gain has been deferred and will be amortized against the lease payments over the initial lease term (5 years). CBS leases the building from the new owner for a rent of $30,750 per month (triple net). The lease has an initial term expiring February 1, 2010 with options for two additional five-year terms. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), Leroy's (6,769 square feet; $11,014 per month) and the remainder of the space is rented to unaffiliated parties at various amounts. In addition, CBS leases 1,847 square feet of office/warehouse space in Reno, Nevada to provide 24/7 maintenance service to our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. On September 1, 2006, a new lease became effective, whereby CBS pays $676, $703 and $731 per month, for each twelve month period ending September 30, 2007, 2008 and 2009, respectively. The lease expires on September 30, 2009.

        Leroy's operates race and/or sports books subject to lease agreements with the host casino operators. The average book occupies approximately 300 square feet and ranges from 80 to 10,000 square feet.

        Sturgeon's is located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet.

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

Racusin

        On October 6, 2006, the 9th Circuit reversed the decision of the BAP which previously ruled in our favor that the bankruptcy claim of Racusin was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code. In reversing the BAP's ruling, the 9th Circuit ruled that Racusin's claim was not subject to subordination and remanded the case for further proceedings.

        On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc. On December 15, 2006, Racusin filed a response to our petition at the 9th Circuit's request.

        The manner in which Racusin's claim is ultimately resolved will be based on the 9th Circuit's decision and a September 3, 2004 Settlement Agreement among AWI, Leroy's and Racusin (the "Settlement Agreement"), which is described further and appears in Exhibit 99.1 in the Form 8-K that we filed on September 7, 2004.

        If the 9th Circuit rehears the case and affirms the BAP's ruling, then Racusin's claim will be resolved by the issuance of 250,000 shares of AWI common stock to Racusin, in accordance with the Settlement Agreement. Those shares were issued in Racusin's name on July 27, 2005 pursuant to the BAP's ruling and are currently held in trust by the Bankruptcy Court pending a resolution of this matter.

        If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP's ruling, then the 250,000 shares that we issued in Racusin's name will be cancelled and Racusin's claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, expected to begin within 30 days after the 9th Circuit's decision, in the aggregate amount of $2,682,374 plus interest at 8% per annum.

        Pending the outcome of our petition for a rehearing, we have taken the following actions:

          (1)   We have not cancelled the certificate for the 250,000 shares that we issued in Racusin's name. Instead, this certificate will remain in trust with the Bankruptcy Court until such time as a resolution to this matter is reached. However, notwithstanding this, we have treated such shares as not issued and have reduced common stock by $2,500 and additional paid-in capital by $2,377,500 (reversal of our previous recording of the elimination of the Racusin claim through our issuance of common stock);

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Stock

        (a)   Market information.    Our common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "BETM.OB." The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

BETM.OB—Fiscal Year Ending January 31, 2007
Quarter Ended	High $	Low $
April 30, 2006	1.83	1.30
July 31, 2006	1.54	0.98
October 31, 2006	1.60	0.97
January 31, 2007	1.45	1.04

BETM.OB—Fiscal Year Ending January 31, 2006
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

        Equity Compensation Plans Approved by Security Holders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
2001 Stock Option Plan	737,749	$1.89	180,317
Directors Stock Option Plan	20,000	1.30	—
Equity compensation plans not approved by security holders	None	None	None

Total	757,749	$1.87	180,317

Item 6.    Management's Discussion and Analysis or Plan of Operation

Overview

        Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, the operation of Sturgeon's and the acquisition of additional hotel/casino operations through AWIG. Concerning Leroy's, we intend to continue operating existing sports books, adding new books where and when appropriate, and continue to become more efficient in order to reduce expenses. Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. As to AWIM, we intend to continue developing the self-service wagering kiosk, installing the kiosk in Leroy's locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy's locations. With regard to AWI Int'l, we intend to seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience. Regarding AWIG, we intend to seek additional hotel/casino acquisitions that meet our established criteria. As to Sturgeon's, we intend to continue to operate the facility, change the slot mix where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses. We have implemented, and are continuing to initiate, other cost cutting measures.

        Where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions. We will also continue our review of existing Leroy's locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy's may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy's will be able to add new locations and/or that any new locations so added will be profitable.

Liquidity and Capital Resources

        In 2003, AWI and Leroy's filed Chapter 11 Petitions. On February 28, 2005, the Bankruptcy Court confirmed the Plan of AWI and Leroy's. On March 11, 2005, AWI and Leroy's consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions. On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy's. All required distributions have been made, subject to the following discussion about Racusin. On April 14, 2005, the BAP ruled in favor of AWI and Leroy's relating to the treatment of Racusin's claim. Racusin appealed to the 9th Circuit, and on October 6, 2006, the 9th Circuit reversed the BAP. AWI and Leroy's requested a panel rehearing or rehearing en banc, and Racusin has filed a response to our request. The requested panel rehearing or rehearing en banc remains pending, We cannot predict whether the panel rehearing or rehearing en banc will be granted nor can we predict the outcome if such rehearing is granted. However, an unfavorable ruling by the 9th Circuit could have an adverse affect on our liquidity and future results.

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits; since September 1, 2005 to August 2006, we maintained a Regulation 22.040 reserve in the amount of $2.4 million; which was increased to $3.0 million in August 2006 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) ("Fidelity"). This $3.0 million surety bond is secured by a $1.0 million cash deposit, in the form of certificates of deposit at Great Basin Bank of Nevada ("Great Basin Bank").

        If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, an elimination or reduction of telephone wagering accounts, and a reduction in handle (total amount wagered).

        In conjunction with the acquisition of Sturgeon's on March 1, 2006, we entered into two financing agreements as follows:

	(1) Great Basin Bank	(2) Victor and Terina Salerno
Date:	February 21, 2006	February 16, 2006
Lender:	Great Basin Bank of Nevada	Victor and Terina Salerno
Borrower:	AWIG	AWI
Guarantor #1:	AWI	Victor and Terina Salerno
Guarantor #2:	Sturgeon's	N/A
Facility:	Commercial loan	Guaranty Agreement
Amount:	$1,500,000	not to exceed $500,000
Rate:	Wall Street Journal—prime +2%	10% per annum
Maturity Date:	March 1, 2008 (interest only is payable prior to maturity)	February 21, 2011
Collateral:	1st deed of trust on Sturgeon's Inn & Casino and a security interest in Sturgeon's Inn & Casino personal property and fixtures	None
Prepayment Penalty:	None	None

Negative Covenants—(for Great Basin Bank only)

        AWIG may not do any of the following (unless the bank consents):

          (a)   create, incur or assume other indebtedness, except for trade debt incurred in the normal course of business;

          (b)   pledge assets to secure other borrowings;

          (c)   make loans to, or investments in, any other person or entity or guaranty any other parties' debts other than in the ordinary course of business; or

          (d)   pay dividends (including to AWI).

Closing Costs (for Great Basin Bank only)

        Normal closing costs plus a loan origination fee of 2%

        We believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations for the next five fiscal years:

	2008	2009	2010	2011	2012
Sturgeon's	$135,487	$1,650,209	$50,198	$—	$—
Other debt	56,700	35,981	33,123	11,092	1,548
Kiosks	186,056	208,978	133,600	—	—
Racusin	1,502,374	300,000	300,000	300,000	280,000
Operating leases	541,704	483,999	423,824	318,434	87,795

	$2,422,321	$2,679,167	$940,745	$629,526	$369,343

        Long-term debt includes loans for the service automobiles utilized in the Leroy's and CBS operations, and the loans from Great Basin Bank. We have no indebtedness under the Guaranty Agreement with Victor and Terina Salerno The loan from Great Basin Bank is due in one payment on March 1, 2008. Our Guaranty Agreement indebtedness, if any, has no fixed maturity date. Interest on the loan from Great Basin Bank is at a variable annual rate equal to the Wall Street Journal-listed prime rate plus 2.0% (as of January 31, 2007 our rate was 10.25%) and is due monthly; interest on our Guaranty Agreement indebtedness, if any, is at an annual rate of 10.00% and is due monthly. Included in the operating leases are rents payable at the Leroy's operating locations, an automobile, and copy machines. Rent at the Leroy's locations includes the base rent due per the contract terms. The rental leases also include three locations in which the rent is calculated based on a formula relating to the activity of the location. The rent to be paid for that location was estimated for the purpose of this schedule.

Other Debt

        Various automobile loans, totaling $110,843 as January 31, 2007 are also included in Long-term Debt with various maturities ranging from one to five years and interest rates ranging from 11.5% to 12.0%.

Racusin

        As of January 31, 2007, $2,682,374 of long-term debt was outstanding for the Racusin case in the event that we do not prevail in this litigation.

        During the fiscal year ended January 31, 2007, we spent $1,163,462, primarily for the purchase of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment. In addition, we acquired Sturgeon's, resulting in total acquisitions for the year of $3,218,466.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet financing arrangements or liabilities.

Results of Operations

        We report our results of operations through three operating segments: Wagering (Leroy's, and AWI), Hotel/Casino (AWIG and Sturgeon's) and Systems (CBS and AWIM for fiscal 2007). Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

Summary

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

        Please refer to the discussions below ("Wagering Segment," "Hotel/Casino Segment," "Systems Segment," and "Other Income and Expense") for additional information, discussion and analysis.

Wagering Segment

        The Wagering Segment is comprised of the operating results of Leroy's and the allocation from AWI. For fiscal 2006, AWIM and AWIG were also part of the Wagering Segment as AWIG reflected pre-acquisition costs for Sturgeon's, which was not yet acquired. For fiscal 2007, AWIG and Sturgeon's are part of the Hotel/Casino Segment and AWIM is now reported in the Systems Segment.

        Wagering Segment revenues for the year ended January 31, 2007 increased $2,368,280(+31.50%) over the year ended January 31, 2006. We attribute this increase to the following factors:

        Sports handle (the total amount wagered) experienced an increase of (+3.48%) over the prior fiscal year as a result of additional wagering locations, physical improvements to existing locations and continued marketing; the payouts associated with that handle increased (+1.37%); which resulted in a higher hold percentage (win divided by handle) of 8.9% compared to last year's sports hold percentage of 6.25%. Actual Race and Pari-Mutuel win revenue increased by 3.87%, due to additional handle volume and increased win percentage.

        Wagering Segment total costs and expenses for fiscal year 2007 increased $726,289 (+9.45%) over fiscal year 2006. This increase may be attributed to the following factors:

        Direct costs increased by $870,077 (+14.24%) primarily attributable to increased wages due to additional personnel and increases in rent paid to our Leroy's customers.

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

Hotel/Casino Segment

        The Hotel/Casino Segment is comprised of the operating results of AWIG and Sturgeon's for fiscal 2007. AWIG's results for 2006 reflected only the pre-acquisition costs for Sturgeon's and was categorized as part of the Wagering Segment. Accordingly, there was not a reportable Hotel/Casino Segment for fiscal 2006.

        The increase in Hotel/Casino revenue, expenses and resulting operating loss, is due to the acquisition and commencement of operations of Sturgeon's on March 1, 2006.

Systems Segment

        The Systems Segment is comprised of the operating results of CBS and AWIM for fiscal 2007 and CBS and Contest Sports Systems, Inc. ("CSS") in fiscal 2006. CSS was dissolved in fiscal 2007. AWIM was included in the Wagering Segment in fiscal 2006.

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

Other Income and (Expenses)

        The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income

        The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve. (Refer to the discussion regarding this matter located at "Liquidity and Capital Resources" above.) The remainder of the interest income is attributable to interest earned on interest-bearing checking accounts. The increase in interest income of $46,356 (+80.97%) is primarily due to our increased cash balances from 2006 to 2007.

Interest Expense

        The increase in interest expense is primarily due to our financing of Sturgeon's. (Refer to the discussion regarding the Sturgeon's acquisition financing located in "Liquidity and Capital Resources" above.)

Reorganization Expense

        No such costs were incurred in fiscal 2007. Reorganization expense includes all fees and charges paid (or accrued) by us in regards to the Chapter 11 proceedings of AWI and Leroy's; these fees and charges include fees to the U.S. Trustees' Office, fees for our legal counsel, fees for the creditors'/equity holders' legal counsel, financial advisors fee, etc. incurred in fiscal 2006.

Litigation Judgment

        The litigation judgment amount for fiscal year 2007 is attributable to the recognition of a judgment related to Racusin, which was a reversal of the prior year's income amount recognized due to the prior ruling on this case. Please refer to Part I, Item 3 ("Legal Proceedings") for additional information.

Critical Accounting Estimates and Policies

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

Wagering

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

Hotel/Casino Revenue

        We report the wagering revenues of Sturgeon's, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators. These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts. Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned. The Sturgeon's acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon's operation are being reported for the first time in the fiscal year ended January 31, 2007.

System—Software

        We recognize software revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System—Hardware

        We recognize hardware revenue (including any related installation revenue) upon installation of the hardware.

System—Maintenance

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

Accounting for Long-Lived Assets

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

Accounting for Income Taxes

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

Stock-Based Compensation

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

Accounting for Contingencies

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

Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS No. 155 will be effective for all financial instruments issued or acquired beginning in the first interim period of a fiscal year that begins after September 15, 2006. We do not expect to issue or acquire any financial instruments likely to be affected by SFAS No. 155 in the foreseeable future.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective for us beginning on February 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on February 1, 2007. We have reviewed the net loss operating carryforwards available to reduce current and future tax obligations in the aggregate amount $2,960,650 as of January 31, 2006. We have assessed the valuation allowance against the remainder of the deferred tax assets in our calculations to estimate the effective tax rate for fiscal 2007, and we believe that more likely than not there is sufficient loss carryforward to offset the current year's net income of $1,830,700. We have considered and evaluated the components of the tax calculations and are satisfied as to realization and probability of the permanent and temporary differences. We additionally believe that we will continue to be profitable, for at least the short-term future, and it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from net loss carryforwards, will be fully realized. Based on our evaluation, management believes that adopting FIN 48 did not have a material effect on our net operating loss carryforwards or the related deferred tax assets or the valuation allowance.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009. We are currently evaluating the likely impact of this standard on our future consolidated financial statements.

Item 7.    Financial Statements

        Audited Financial Statements for Years Ended January 31, 2007 and 2006, including:

          a.     Report of Independent Registered Public Accounting Firm

          b.     Consolidated Balance Sheet

          c.     Consolidated Statements of Operations

          d.     Consolidated Statements of Stockholders' Equity

          e.     Consolidated Statements of Cash Flows

          f.      Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.

        We have audited the accompanying consolidated balance sheet of American Wagering, Inc. and Subsidiaries (collectively, the "Company") as of January 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
A Professional Corporation
Las Vegas, Nevada
May 29, 2007

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2007

January 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,537,424
Restricted Cash	1,113,656
Accounts Receivable, net of allowance for doubtful accounts of $0	719,855
Inventories	357,330
Deferred Tax Assets, net of allowance	440,481
Prepaid Expenses and Other Current Assets	573,750

7,742,496
Property and Equipment, net of depreciation and amortization	4,461,665
Goodwill	103,725
Other Assets	864,391

$13,172,277

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$1,880,617
Accounts Payable	788,729
Accrued Expenses	1,337,934
Unpaid Winning Tickets	1,198,373
Customer Deposits and Other Current Liabilities	1,331,271

6,536,924

Long-Term Debt, less current portion	3,305,029
Other Long-Term Liabilities	988,292

4,293,321

Redeemable Series A Preferred Stock (3,238 Shares)	323,800

11,154,045

STOCKHOLDERS' EQUITY
Series A Preferred Stock—10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400
Common Stock—$0.01 par value; 25,000,000 shares authorized; 8,129,880 shares issued and outstanding	81,299
Additional Paid-In Capital	12,121,822
Deficit	(10,949,796)
Treasury Stock, at cost (61,100 shares)	(327,493)

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

	Preferred Stock		Common Stock		Treasury Stock
							Additional Paid-In Capital		Total Equity
	Shares	Par	Shares	Par	Shares	Par		Deficit
Balances, February 1, 2005	10,924	$1,092,400	7,897,946	$78,979	61,100	$(327,493)	$12,738,889	$(12,916,485)	$666,290
Preferred Stock Dividends								(141,620)	(141,620)
Net Income								419,229	419,229
Racusin Settlement			250,000	2,500			1,341,125		1,343,625
Stock options exercised			100,918	1,009			59,672		60,681

Balances, January 31, 2006	10,924	1,092,400	8,248,864	82,488	61,100	(327,493)	14,139,686	(12,638,876)	2,348,205
Preferred Stock Dividends								(141,620)	(141,620)
Net Income								1,830,700	1,830,700
Racusin Settlement Reversed			(250,000)	(2,500)			(2,377,500)		(2,380,000)
Stock options exercised			131,016	1,311			81,174		82,485
Stock based compensation expense							278,462		278,462

Balances, January 31, 2007	10,924	$1,092,400	8,129,880	$81,299	61,100	$(327,493)	$12,121,822	$(10,949,796)	$2,018,232

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

1. Nature of Operations and Background Information

Organization and Business

        American Wagering, Inc. ("AWI") was incorporated in the state of Nevada in August of 1995. AWI is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly owned subsidiaries. Leroy's Horse & Sports Place, Inc. ("Leroy's") owns and operates 59 (as of April 27, 2007) race and sports wagering locations ("books") in leased space within nonrestricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. ("CBS") designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. ("AWIM") develops and leases self-service race and sports wagering kiosks to the gaming industry. Contest Sports Systems, Inc. ("CSS"), formerly a wholly owned subsidiary of CBS, was dissolved effective January 29, 2007 due to inactivity. CSS had no significant income or expenses in fiscal 2007 or 2006. AWI Gaming, Inc. ("AWIG") was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly owned subsidiary of AWIG, formed in July 2005 for the purpose of owning and operating Sturgeon's Inn & Casino in Lovelock, Nevada ("Sturgeon's"). The acquisition of Sturgeon's was completed on March 1, 2006. AWI International, Inc. ("AWI Int'l") was formed in fiscal 2007 and provides a myriad of services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed.

Basis of Presentation

        The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the "Company"). With the exception of Sturgeon's (which is a wholly owned subsidiary of AWIG), all subsidiaries are wholly owned by AWI. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Concentrations

        Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. 99% of the Company's wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that a significant amount of the Company's Nevada noncasino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales to a relatively small population of potential customers, a decline in the size or number of these contracts could also adversely affect future operations.

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

Cash and Cash Equivalents

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

Revenue Recognition

        Service revenues are principally recognized as services are provided to customers; the Company does not bill in advance.

Wagering

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

Hotel/Casino

        Revenues of Sturgeon's (Note 11), consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue. Casino revenue, being reported for the first time for fiscal year ended January 31, 2007, is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as services are performed. Advance deposits are recorded as deferred revenue until services are provided to the customer. Sturgeon's casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Accordingly, cash incentives to patrons for gambling, which are not material, have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which are not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

System—Software

        The Company recognizes software development revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software.

System—Hardware

        The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware.

System—Maintenance

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

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense was $395,091 and $240,448 for the fiscal years ended January 31, 2007 and 2006, respectively.

Stock-Based Compensation

        On February 1, 2006, the Company adopted the Financial Accounting Standards Board ("FASB") SFAS No. 123(R), Share Based Payment ("SFAS No. 123(R)"), as interpreted by SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB No. 107").

        Prior to February 1, 2006, the Company accounted for stock-based employee compensation (Note 5) using the intrinsic value method in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.

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

        The following table illustrates the effect on the net income if the Company had applied the alternative "fair-value" approach recognition provisions of SFAS No. 123 to the options granted to our employees and recorded the compensation expense, for the fiscal year ended January 31, 2006:

Net income, as reported	$419,229
Less: total stock-based compensation determined under fair-value based method	399

Pro forma net income	$418,830

Basic and diluted income per share:
As reported	$0.03

Pro forma	$0.03

        The estimated per share weighted-average fair value of stock options granted during fiscal 2007 and 2006, was $1.09 and $4.27, respectively. Stock options expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award's vesting period. We have estimated the fair value of options granted at the date of grant using the Black-Scholes Multiple Option pricing model with the following weighted-average assumptions in the fiscal years ended January 31:

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

Legal Defense Costs

        The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Net income Per Common Share

        Basic net income per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Diluted income per common share considers potentially dilutive securities consisting solely of stock options of 112,400 and 240,398 at January 31, 2007 and 2006, respectively.

        The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented.

	Net Income (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
2007
Net income	$1,830,700
Less preferred stock dividends (Note 4)	(141,620)

Basic net income per common share
Net income available to common shares	1,689,080	8,178,991	$0.21

Effect of dilutive stock options		10,518

Diluted net income per common share
Net income available to common shares	$1,689,080	8,189,509	$0.21

2006
Net income	$419,229
Less preferred stock dividends (Note 4)	(141,620)

Basic net income per common share
Net income available to common shares	277,609	8,062,098	$0.03

Effect of dilutive stock options		6,637

Diluted net income per common share
Net income available to common shares	$277,609	8,068,735	$0.03

2. Property and Equipment

        Prior to the year ended January 31, 2006, the Company completed a sale and leaseback of a building with an unrelated party. The Company realized a gain of $1,638,000 on the sale of the building. However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain was recognized in the fiscal years ended January 31, 2007 and 2006. The remainder of the gain has been deferred and will be amortized against the lease payments over the initial lease term (ending in January 2010); the deferred gain balance is carried on the consolidated balance sheet as "Other Long-Term Liabilities."

        Property and equipment consists of the following as of January 31, 2007 and 2006:

	2007	2006
Land	$505,558	$—
Building and building improvements	813,824	2,892
Leasehold improvements	147,207	34,300
Equipment, furniture and fixtures	6,122,131	4,440,608

	7,588,720	4,477,800
Less accumulated depreciation and amortization	3,127,055	2,429,960

	$4,461,665	$2,047,840

        Depreciation expense for the fiscal years ended January 31, 2007 and 2006 was $736,608 and $408,025, respectively.

3. Long-term Debt

        Long-term debt on the consolidated balance sheet as of January 31, 2007 was $5,185,646 and comprised of the following:

	2008(1)	2009	2010	2011	2012	Total
Sturgeon's	$135,487	$1,650,509	$50,198	$—	$—	$1,836,194
Kiosks	186,056	208,978	133,600	—	—	528,634
Racusin	1,502,374	300,000	300,000	300,000	280,000	2,682,374
Other	56,700	35,981	33,123	11,092	1,548	138,444

Total	$1,880,617	$2,195,468	$516,921	$311,092	$281,548	$5,185,646

(1)
Current Portion of Long-Term Debt

Sturgeon's

        On March 1, 2006, AWIG acquired Sturgeon's for $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon's real estate and a security interest in the personal property and fixtures of Sturgeon's and a loan for $300,000 from Victor Salerno, AWI's CEO, and his wife, AWI's General Counsel, which was repaid prior to January 31, 2007. Interest on the bank loan is payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal is due in a single payment on March 1, 2008. Subsequent to the acquisition, AWI entered into two contracts payable with International Game Technology ("IGT"), of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum for casino equipment with a total balance outstanding of $336,194 at January 31, 2007. See table below.

Bank Loan	$1,500,000
IGT equipment loans, of which $135,487 represents the current portion	336,194

Total Sturgeon's long-term debt	$1,836,194

Kiosks

        On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee). Lease payments are $238,032 per year for 3 years. At the conclusion of the lease term, the Company may exercise a bargain re-purchase option for $1. Accordingly, the Company has accounted for this transaction as a capital lease. The outstanding balance as of January 31, 2007 was $528,634.

Racusin

        The total amount of Racusin long-term debt was $2,682,374 outstanding at January 31, 2007, bearing interest at a rate of 8.0% per annum. The current portion of $1,502,374 was outstanding for the Racusin case in the event that the Company does not prevail in this litigation.

Other

        Primarily various automobile loans, with a total outstanding balance of $138,444 at January 31, 2007 are also included in long-term debt with various maturities ranging from one to five years and interest rates ranging from 11.5% to 12.0%.

4. Series A Preferred Stock

        The Series A Preferred Stock is held by two persons. One shareholder is an officer and director of the Company (the "Officer/Director Shareholder"); this related party owns a total of 8,900 shares (5,662 regular shares and 3,238 redeemable shares). The other shareholder is a director of the Company (the "Director Shareholder"); this related party owns a total of 5,262 shares (all regular shares).

        Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2007 or 2006. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI's common stock (the "Common Stock") upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the

Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

        Over the years, the Officer/Director Shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares were called, and accordingly, the affected 3,238 shares have been reclassified as "Redeemable Series A Preferred Stock" (in the liabilities section); these may be put to the Company for redemption at any time.

        Upon their emergence from bankruptcy on March 11, 2005, and pursuant to the terms and conditions of AWI's and Leroy's Restated Amended Joint Plan of Reorganization, all accrued Series A Preferred Stock dividends, unpaid during the Chapter 11 process, plus interest at the Federal Judgment Rate (1.13%) were paid.

5. Capital Stock and Stock Options

Stock Repurchase

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

2001 Stock Option Plan

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

Directors Stock Option Plan

        In 1996, the Company adopted the "Directors Stock Option Plan" (the "Directors Plan"). The Directors Plan was extended in August 2006 to terminate on April 30, 2011.Each non-employee director of the Company is awarded options for 400 shares of stock on the last day of each fiscal year unless another amount/date is approved by the Board of Directors; these grants do not require any additional approval from the Board of Directors. No more than 20,000 options may be granted pursuant to the Directors Plan. The Directors Plan provides that options will vest 100% after one year of service and will expire 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company's common stock on the date of the grant. The following tables summarize the current status of the Directors Plan:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	10,000	$1.59	2,400	$0.31
Granted Price > or = Market Price	10,000	1.00	7,600	2.00

Outstanding at End of Year	20,000	1.30	10,000	1.59

Exercisable at End of Year	6,200		2,400

        Outstanding and Exercisable by Price Range as of January 31, 2007

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12	400	6.00	$0.12	400	$0.12
$0.15	800	7.00	0.15	800	0.15
$0.35	400	5.00	0.35	400	0.35
$0.55	800	8.00	0.55	800	0.55
$1.00	10,000	9.52	1.00	—	0.00
$2.00	7,600	8.58	2.00	3,800	2.00

01-31-2007	20,000	9.16	1.30	6,200	1.35

Available For Grant	—

        Vesting Schedule

Vested at January 31, 2007	6,200
Vesting, fiscal year ending January 31, 2008	8,800
Vesting, fiscal year ending January 31, 2009	5,000

Number of Options Outstanding at January 31, 2007	20,000

6. Commitments and Contingencies

Gaming Reserve Requirement

        Pursuant to NGC Regulation 22.040, Leroy's is required to maintain a reserve to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits. Prior to September 1, 2006, the amount in this reserve was $2,400,000. Due to increased wagering activity, the Company increased this reserve to $3,000,000 as of September 1, 2006. The Company has met this requirement by the purchase of a surety bond issued from Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) ("Fidelity"). The surety bond is secured by a $1,000,000 Irrevocable Letter of Credit ("ILOC") issued to the benefit of Fidelity by Great Basin Bank of Nevada ("Great Basin Bank"). The ILOC is secured by a certificate of deposit for $1,000,000 held by Great Basin Bank. We believe the current surety bond will be sufficient to satisfy our NGC Regulation 22.040 reserve requirement for the next 12 months. An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy's and/or requiring a significant reduction in the handle (total amount wagered).

Litigation Judgments and Settlements

        The Company has settled all previous litigation, except for the "Racusin" matter discussed below. Currently, the Company is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government or governmental authority, except as noted below. In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the following matters and periodically revises these estimates as known facts and circumstances change.

Racusin

        On October 6, 2006, the United States Court of Appeals for the Ninth Circuit (the "9th Circuit") reversed the decision of the Appellate Panel of the Ninth Circuit (the "BAP"), which previously ruled in our favor that the bankruptcy claim of Michael Racusin, d/b/a M. Racusin & Company ("Racusin"), was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code. In reversing the BAP's ruling, the 9th Circuit ruled that Racusin's claim was not subject to subordination and remanded the case for further proceedings.

        On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.

        The manner in which Racusin's claim is ultimately resolved will be based on the 9th Circuit's decision and a September 3, 2004 Settlement Agreement among AWI, Leroy's and Racusin (the "Settlement Agreement"), which is described further and appears in Exhibit 99.1 in the Form 8-K that we filed on September 7, 2004.

        If the 9th Circuit rehears the case and affirms the BAP's ruling, then Racusin's claim will be resolved by the issuance of 250,000 shares of Common Stock to Racusin, in accordance with the Settlement Agreement. Those shares were issued in Racusin's name on July 27, 2005 pursuant to the BAP's ruling and are currently held in trust by the United States Bankruptcy Court for the District of Nevada pending a resolution of this matter.

        If the 9th Circuit declines to rehear the case or if it rehears the case and reverses the BAP's ruling, then the 250,000 shares that we issued in Racusin's name will be cancelled and Racusin's claim will be resolved by a series of cash payments by us to (or for the benefit of) Racusin, in accordance with the Settlement Agreement, in the aggregate amount of $2,682,374 plus interest at 8% per annum.

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

Long-term Employment Commitments

        The Company has employment agreements with the following executive officers:

        Victor Salerno:    The initial term of Mr. Salerno's employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 5-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Salerno can resign without cause upon 30 days written notice to AWI. Mr. Salerno's current annual base salary is $240,000, which is subject to annual review. In addition, Mr. Salerno is entitled to a performance bonus each year equal to 5% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him.

        Bruce Dewing:    The initial term of Mr. Dewing's employment agreement expires on January 31, 2008; the employment agreement will automatically renew for additional 3-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Dewing can resign without cause upon 30 days written notice to us. Mr. Dewing's current annual base salary is $180,000, which is subject to annual review. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in the agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and stock options to purchase 250,000 shares of our Common Stock under a five year vesting schedule.

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

7. Related Party Transactions

        The Company has engaged in the following related-party transactions during the years ended January 31, 2007 and 2006:

        In return for personally guaranteeing certain irrevocable letters of credit ("ILOCs") obtained by the Company to satisfy the NGC Regulation 22.040 reserve requirement, Victor Salerno was paid $8,750 by the Company on June 30, 2005 and $52,500 on June 30, 2004. Effective September 1, 2006, the ILOCs were replaced with a surety bond from Fidelity which is now collateralized by a $1.0 million cash deposit, held at Great Basin Bank.

        See Note 11 for details of related party transactions relative to financing the acquisition of Sturgeon's.

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

        The difference between the normal federal statutory tax rate of 34.00% applied to income from continuing operations before income taxes and the Company's effective tax rate is:

	2007	2006
Income taxes at federal statutory rate	$622,438	$164,781
Non-deductible expenses	92,321	8,497
CSS dissolution	(1,106,283)	—
Benefit of Net Operating Loss carryforwards	593,603	(674,150)
Other temporary differences	(483,053)	(346,726)
Decrease in deferred tax valuation allowances	280,974	864,197

	$—	$16,599

        At January 31, 2007, the Company had federal tax net operating loss ("NOL") carryforwards available to potentially reduce future tax obligations in the aggregate amount of $2,960,653; of which $1,856,102 is expected to expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company will continue to be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized. The determination of profitability in the future is partially based on the market penetration of our kiosks and systems sales; our sports betting volumes and other factors.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective for us beginning on February 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. FIN 48 will be effective for us for periods beginning on February 1, 2007. Based on its evaluation, management believes that adopting FIN 48 will not have a material effect on the Company's net NOL carryforwards or the related deferred tax assets or the valuation allowance.

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

Wagering Segment

        The Wagering Segment is comprised of the operating results of Leroy's and the allocation from AWI. For fiscal 2006, AWIM and AWIG were also part of the Wagering Segment as AWIG reflected start-up costs for Sturgeon's, which was not yet acquired at the time. For fiscal 2007, AWIG and Sturgeon's are excluded from the Wagering Segment and included in the Hotel/Casino Segment and

AWIM is now reported in the Systems Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2007	2006
Revenue	$9,885,568	$7,517,288

Direct Costs	6,978,652	6,108,575
Selling, General and Administrative	1,233,791	1,317,988
Depreciation and Amortization	196,185	255,775

	8,408,628	7,682,338

Operating Income (Loss)	$1,476,940	$(165,050)

Hotel/Casino Segment

        The Hotel/Casino Segment is comprised of the operating results of AWIG and Sturgeon's for fiscal 2007 (Note 11). AWIG's results for 2006 reflected only the pre-acquisition costs for Sturgeon's and was categorized as part of the Wagering Segment. Accordingly, there is no reportable Hotel/Casino Segment for 2006. The following table indicates the primary components of revenue and operating costs resulting in this segment's operating loss.

Year Ended January 31, 2007
Revenue:
Casino	$1,447,918
Hotel	550,391
Food/Beverage	966,927
Less: Casino Cash Incentives and Other Promotional Allowances	(120,910)

2,844,326

Direct Costs and Expenses:
Casino	660,643
Hotel	221,226
Food/Beverage	1,009,135
Unallocated	679,891

2,570,895
Selling, General and Administrative	352,661
Depreciation and Amortization	184,768

3,108,324

Operating Loss	$(263,998)

Systems Segment

        The Systems Segment is comprised of the operating results of CBS and AWIM for fiscal 2007 and CBS and CSS in fiscal 2006. CSS was dissolved in fiscal 2007. AWIM was included in the Wagering Segment in fiscal 2006. The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income.

	Year Ended January 31,
	2007	2006
Revenue	$6,640,499	$5,007,152

Direct Costs	2,251,270	2,314,390
Research and Development	1,131,265	1,020,051
Selling, General and Administrative	1,940,300	1,386,826
Depreciation and Amortization	329,142	154,459

	5,651,977	4,875,726

Operating Income (Loss)	$988,522	$131,426

Operating Income (Loss) to Income Before Taxes

        The following table reconciles the operating income (loss) from each segment to income before taxes.

	Year Ended January 31,
	2007	2006
Operating Income (Loss)
Wagering	$1,476,940	$(165,050)
Hotel/Casino	(263,998)	—
Systems	988,522	131,426

	2,201,464	(33,624)

Other Income (Expenses)
Interest Income	103,605	57,249
Interest Expense	(203,313)	(26,281)
Reorganization Expense	—	(43,493)
Litigation Expense	(386,698)	328,624
Other, net	115,642	153,353

	(370,764)	469,452

Income Before Income Taxes	$1,830,700	$435,828

Other Information

        Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2007	2006
Capital Expenditures
Wagering	$438,223	$538,021
Hotel/Casino	2,402,840	—
Systems	356,515	208,785
Unallocated	20,888	33,456

	$3,218,466	$780,262

Identifiable Property
Wagering	$3,780,425	$3,162,048
Hotel/Casino	2,458,162	—
Systems	4,716,170	2,583,178
Unallocated	2,217,520	2,104,273

	$13,172,277	$7,849,499

        Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2007 and 2006, is related to the Systems Segment.

10. Supplementary Cash Flow Information

        Reconciliation of net income to net cash provided by (used in) operating activities.

	2007	2006
Net income	$1,830,700	$419,229
Depreciation and amortization	737,224	410,234
Deferred gain realized	(327,600)	(327,601)
SFAS 123(R) stock based compensation	278,462	—
Non-cash litigation judgments	302,374	(342,245)
Decrease (increase) in operating assets:
Accounts receivable	(385,705)	(211,530)
Inventories	206,513	(362,336)
Prepaid expenses	(166,054)	(102,702)
Other	(569,640)	22,362
Increase (decrease) in operating liabilities:
Accounts payable	304,877	(192,379)
Accrued expenses	453,737	(151,553)
Unpaid winning tickets	459,299	(62,000)
Customer deposits and other	(85,385)	379,978

Net cash provided by (used in) operating activities	$3,038,802	$(520,543)

Cash paid for interest	$203,313	$26,281

11. Acquisition of Sturgeon's

        On March 1, 2006, AWIG acquired Sturgeon's for $1,800,000 and separately purchased on-hand inventories totaling $148,075. The purpose of the acquisition of Sturgeon's was to diversify and strengthen our cash flows and broaden our revenue base by operating this small casino. In connection with the acquisition, AWIG incurred indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon's real estate and a security interest in the personal property and fixtures of Sturgeon's. Interest is payable monthly at the Wall Street Journal-listed prime rate plus 2% and the principal is due in a single payment on March 1, 2008. An additional $300,000 was advanced by Victor Salerno, AWI's CEO, and his wife, AWI's General Counsel, under an agreement with AWI that expires in 2011 and which provides for guarantees of Company indebtedness and advances not to exceed $500,000 in the aggregate. Under the agreement monthly interest payments at 10.00% per annum were made by AWI to Mr. and Mrs. Salerno on the balance outstanding, which amount ($300,000) has been fully repaid. In addition, the Company agreed to reimburse Mr. and Mrs. Salerno for finance charges, fees and other expenses they incur under a $500,000 personal revolving line of credit with their bank, to the extent the line of credit was or will be used to provide funding for the Company.

        In accordance with SFAS No. 141, Business Combinations, the Company performed a valuation to determine, among other things, the cost of the acquired entity and to assign that cost to the assets acquired on the basis of their fair values. Based upon this valuation process, the Company determined an overall asset value for Sturgeon's of $2,091,570, which amount exceeded the purchase price of

$1,800,000 and resulted in tentative negative goodwill in the amount of $291,570. Pursuant to paragraphs 44 and 45 of SFAS No. 141, the negative goodwill was apportioned to all of the acquired assets on a pro rata basis, subject to the applicable exceptions listed in paragraph 44.

Sturgeon's Inn & Casino	Purchase Price Allocation
Land	$505,558
Buildings	795,618
Other	498,824

Total Purchase Price	$1,800,000

        The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon's had occurred on February 1, 2005, the beginning of fiscal year 2006.

	Fiscal Years Ended January 31,
	2007	2006
Revenues	$19,554,416	$14,708,463
Operating Expenses	17,428,299	13,907,194

Operating Income	2,126,117	801,269
Other Expense	(356,432)	(455,120)

Income Before Income Taxes	1,769,685	346,149
Income Tax Provision	—	17,000

Net Income	$1,769,685	$329,149

Basic Income Per Share	$0.21	$0.16

Diluted Income Per Share	$0.21	$0.15

        These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

12. Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash equivalents are diversified among security types and issuers, and approximate fair value. The fair values of other financial instruments that are short-term or that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are cash, accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits. The Company believes the fair values of notes receivable and long-term liabilities are also not materially different from their carrying values due to the instruments' interest rates approximating market rates for similar borrowings at January 31, 2007 and 2006.

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

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Victor J. Salerno has been our President, CEO, COO, and Chairman of the Board since our inception. On December 18, 2006, Mr. Salerno was appointed as our Interim Principal Financial Officer, due to the resignation of the former CFO. Mr. Salerno has been the President, CEO and a Director of Leroy's since September, 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators

        Robert R. Barengo became a Director on July 1, 2005 and previously served on our Board of Directors from 1992 to 2000. Mr. Barengo has owned and operated his own law practice for over 30 years during which he has handled, among other matters, general business, municipal finance, bonding, investment banking, government and administration law, and gaming law. Mr. Barengo has extensive elected office and legislative experience as a Nevada Assemblyman (1972-1982) where he served on various committees including Interim Finance, Ways and Means, Commerce and Judiciary; Chairman of the Judiciary Committee (1973-1979); Speaker Pro Tempore (1978-1981); Chairman of the Legislative Commission (1981-1983); Speaker of the Assembly (1981-1983); and Judge Pro-Tem for the City of Sparks Municipal Court and the City of Reno Municipal Court (1976-1995). Mr. Barengo also served on the Board of Directors of Riviera Holdings Corporation, a publicly reporting company, from 1992 to April 2005 and also served as that company's Director of Government and Public Affairs from January 2001 to April 2005. Mr. Barengo serves as Chairman of the Audit Committee.

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

        Judith L. Zimbelmann became a Director in January, 2001 and serves on the Audit Committee and the Compensation Committee Ms. Zimbelmann is the daughter of Leroy Merillat, the founder of Leroy's Horse & Sports Place, and was formerly married to Victor Salerno. Ms. Zimbelmann is a private investor with numerous holdings and is a member and officer of UV Doctor, LLC (which provides ultra-violet lighting for sterilization).

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

Licensing

        Pursuant to Nevada gaming regulations/statutes and the status of Leroy's, AWIM, AWIG and Sturgeon's as gaming licensees, officers and directors of Leroy's, AWIM, AWIG and Sturgeon's must be investigated and licensed by the Commission, a process that may be both lengthy and expensive. Mr. Salerno is licensed by the Commission to be an officer and director of Leroy's, AWIM and AWIG. In addition, Mr. Dewing is licensed by the Commission to be an officer and director of AWIG. Judith Zimbelmann is licensed by the Commission to be an officer and director of Leroy's, AWIM and AWIG.

Involvement in Certain Legal Proceedings

        To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the Chapter 11 proceedings for AWI and Leroy's, during which Mr. Salerno held his positions with us); (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership ("Section 16(a) Reports"). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except as follows: Robert Barengo made a late Form 4 filing to report stock options that we granted to him on August 7, 2006 and Judith Zimbelmann made a late Form 4 filing to report her exercise of stock options on August 3, 2006. We have also determined that on July 2006, there was a late filing of a Form 4 by W. Larry Swecker to report his purchase of shares on October 31, 2001.

Code of Ethics Disclosure Compliance

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

Summary Compensation Table

Name and principal position(a)	Year Ended 01/31 (b)	Salary (c)			Bonus (d)	Stock Awards (e)	Option Awards(5) (f)		Non-equity incentive plan compensation(7) (g)		Nonqualified deferred compensation earnings (h)	All other compensation(3) (i)			Total (j)
Victor Salerno CEO, COO, President, and Interim Principal Financial Officer	2007 2006	$ $	240,000 240,000		— —	— —	$30,104 —		$ $	21,791 21,791	— —	$ $	18,780 8,424		$ $	310,675 270,215
Timothy F. Lockinger Former CFO, Secretary, Treasurer and Director	2007 2006	$ $	144,231 150,000	(2)	— —	— —	$30,104 —	(6)	$ $	8,717 8,717	— —	$ $	278,557 5,270	(4)	$ $	461,609 163,987
Bruce Dewing Director of AWI and President of AWIG	2007 2006	$ $	180,000 89,077	(1) (1)	— —	— —	$109,139 —		$ $	8,717 8,717	— —		$10,890 —		$ $	308,746 97,794

(1)
Mr. Dewing's annual salary as President of AWIG is $180,000; since being employed by AWIG in July, 2005, Mr. Dewing no longer receives compensation as a non-employee Director of AWI. The amounts reported for the fiscal year ending January 31, 2006 reflect our payments to Mr. Dewing as a non-employee Director for the period February 1, 2005 through June 30, 2005 and as President of AWIG for the period July 1, 2005 through January 31, 2006. Prior to fiscal year ending January 31, 2006, Mr. Dewing was not an executive officer.

(2)
Mr. Lockinger resigned his positions as CFO, Secretary, and Treasurer effective December 14, 2006 and resigned his position as Director on February 9, 2007. (See footnotes 4 and 6 in this section below.)

(3)
These amounts include the Company's matching contributions under our 401(k) plan. Mr. Dewing was not eligible for our 401(k) plan until he completed one year of service (on June 30, 2006). Vehicle expenses are also included in these amounts.

(4)
The Company accrued $270,000 for severance pursuant to Mr. Lockinger's severance agreement; which was paid to him in February 2007.

(5)
The dollar amounts in column (f) are the same amounts recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123(R) for these executive officers for fiscal 2007. We included those amounts in the "Selling General and Administrative Expenses" line item in our Consolidated Statements of Operations for the year ended January 31, 2007, which appear in our financial statements in this Form 10-KSB. Please refer also to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

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

Employment Agreements

        We have the following employment agreements with the following executive officers;

        Victor Salerno:    Mr. Salerno's employment agreement became effective on July 1, 2002 and the initial term expires on January 31, 2008. The employment agreement will automatically renew for successive five-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Salerno can resign without cause upon 30 days' written notice to us. Mr. Salerno's current annual base salary is $240,000, which is subject to annual review. In addition,

Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. Mr. Salerno's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control."

        Bruce Dewing:    Mr. Dewing's employment agreement became effective on July 1, 2005 and the initial term expires on January 31, 2008. The employment agreement will automatically renew for successive three-year terms unless either party gives the other party 180-days written notice to terminate. During the initial term, Mr. Dewing can resign without cause upon 30 days' written notice to us. Mr. Dewing's current annual base salary is $180,000, which is subject to annual review. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule. Mr. Dewing is also entitled to participate in our benefit plans available to our officers and employees generally. Mr. Dewing's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control."

        For two years following the termination of Mr. Salerno's or Mr. Dewing's employment with us, he is restricted from (1) contacting, soliciting or accepting business from any of our customers with whom he had business contact on our behalf or (2) soliciting our employees or prospective employees to leave their employment with us.

        The following table provides information concerning executive officers' unexercised stock options as of January 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name(a)	Option awards Number of securities underlying unexercised options # exercisable (1) (b)	Number of securities underlying unexercised options # unexercisable (1) (c)	Equity incentive plan awards: Number of securities underlying unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)
Victor J. Salerno	25,000		—	$2.00	08/31/2012
Timothy Lockinger	—		—	$2.00	05/06/2007
Bruce Dewing	50,000		—	$1.80	06/10/2015
Bruce Dewing	400		—	$0.15	01/31/2014
Bruce Dewing	400		—	$0.55	01/31/2015

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

        Mr. Salerno's agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ends on January 31, 2008) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Salerno, an amount equal to five times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for five years. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

        Mr. Dewing's agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ends on January 31, 2008) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Dewing, an amount equal to three times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for 30 months. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Compensation of Directors

        Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. The following table summarizes Director compensation for the fiscal year ended January 31, 2007.

Director Compensation

Name(a)	Fees Earned or Paid in Cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-Equity Incentive Plan Compensation $ (e)	Nonqualified Deferred Compensation Earnings $ (f)	All Other Compensation $ (g)	Total $ Sum (b-g)
W. Larry Swecker	$24,000	—	$4,108	—	—	—	$28,108
Robert R. Barengo	$18,000	—	$4,108	—	—	—	$22,108

(a)
This table includes only non-employee directors whose compensation is not reported in the Summary Compensation Table.

(b)
W. Larry Swecker is chairman of the Compensation Committee for fiscal 2007. Robert R. Barengo became chairman of the Audit Committee in August 2006.

(c)
No stock awards were given to any non-employee Directors or consultant. The dollar amounts in column (d) are the same amount recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123R for these Directors. Mr. Swecker and Mr. Barengo were issued 5,000 each in stock option awards in fiscal 2007. We included those amounts in the "Selling General and Administrative" line item in our Consolidated Statement of Operations for the year ended January 31, 2007, which appears in our financial statements in this Form 10-KSB. Please refer also to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

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

(2)
Stock options were issued pursuant to our Directors Stock Option Plan.

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

        A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of May 27, 2007 (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person's stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of May 27, 2007 but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of May 27, 2007, but does not assume the exercise of options by any persons outside of that group.

        Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno(1)	2,463,054	29.99%
Timothy Lockinger(2)	61,685	0.75%
Judy Zimbelmann(3)	1,002,700	12.21%
Robert R. Barengo(4)	526,900	6.42%
W. Larry Swecker(5)	23,500	0.29%
Bruce Dewing(6)	95,600	1.16%
All directors and executive officers as a group(7)	4,111,754	50.07%

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

(7)
Our current directors and executive officers as a group have options for 82,700 shares, which they can exercise within the next 60 days (by July 27, 2007). Those shares are included in the table above. Mr. Lockinger's stock ownership is not included in this total of all directors and executive officers as a group.

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

        In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption. Those affected shares have been classified as "Redeemable Series A Preferred Stock" in the liabilities section of our Consolidated Balance Sheet, and may be put to us by Mr. Salerno for redemption at any time. As of January 31, 2007, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). When we and Leroy's filed Chapter 11 Petitions, this Redeemable Series A Preferred Stock became subject to compromise under the Bankruptcy Code. (Under the Bankruptcy Code, the ordinary Series A Preferred Stock, which is classified in the equity section of our Consolidated Balance Sheet, was not designated as subject to compromise.) Pursuant to the Plan that we and Leroy's consummated on March 11, 2005 (the "Effective Date"), the Redeemable Series A Preferred Stock is no longer considered subject to compromise, and we will pay the redemption price in the ordinary course of business.

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

        The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

        In return for Mr. Salerno's personal guarantees of certain irrevocable letters of credit ("ILOCs") that we obtained to meet the Regulation 22.040 reserve requirement, we paid Mr. Salerno $8,750 on June 30, 2005. Those ILOCs have been replaced with a surety bond and we do not anticipate that personal guarantees from Mr. Salerno in regard to the reserve requirement will be required in the future.

        AWIG's acquisition of Sturgeon's was financed, in part, through a $300,000 loan from Victor and Terina Salerno under their Guaranty Agreement with AWI. The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10% per annum (payable monthly) on the outstanding portion of the loan and to reimburse them for finance charges, fees and other expenses they incur under a personal revolving line of credit with their bank that they used to provide the funding. The personal line of credit is secured by the Salernos' residence and pro-vides for an interest rate of 0.5% below the prime rate published by The Wall Street Journal, adjusted annually. Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI. Since May 1, 2006, the outstanding balance of the loan from the Salernos has been zero. During fiscal 2007, we paid the Salernos a total of $2,055 of interest under the Guaranty Agreement in addition to the $300,000 loan principal amount repayment.

        We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal years ended January 31, 2007 and 2006, her total annual compensation was $108,160 and $81,120, respectively.

        We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy's. For our fiscal years ended January 31, 2007 and 2006 his total annual compensation was $45,200 and $44,000, respectively.

Director Independence

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

Audit Committee Financial Expert

        Our Board of Directors has determined that a member of our Audit Committee, W. Larry Swecker, who meets the audit committee independence criteria prescribed by NASDAQ, qualifies as an audit committee financial expert under the applicable rules of the SEC. Mr. Swecker's qualifications include, among other things, his practice as a certified public accountant for the past 30 years.

Item 13.    Exhibits

Exhibit Number	Description
2.1*	Restated Amended Joint Plan of Reorganization of American Wagering Inc. and Leroy's Horse & Sports Place, Inc. (see Exhibit 2.1 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
3.1*	By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed August 31, 2005, SEC File No. 000-20685)
3.2*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)
3.3*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)
10.1*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)
10.2*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)
10.3*	Purchase and Sale Agreement for the acquisition of Sturgeon's Inn & Casino (see Exhibit 10.1 to Form 8-K filed June 21, 2005, SEC File No. 000-20685)
10.4*
Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement. (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)
10.5*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)
10.6*(A)	Severance Agreement between American Wagering, Inc. and Timothy F. Lockinger dated February 9, 2007 (see Exhibit 10.6 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.7*(A)	Executive Employment Agreement between American Wagering, Inc. and Bruce Dewing dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)
10.8*(A)	Form of stock option agreement under American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 10.6 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.9*(A)	American Wagering, Inc. Directors Stock Option Plan and form of stock option agreement (see Exhibit 10.7 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.10*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.11*(A)	Amendment/Extension of Directors Stock Option Plan, dated August 1, 2006 (see Exhibit 10.1 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.12*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.13*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.14*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.15*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.16*
Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.17*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.18*
Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)
14.1*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)
21.1*	Subsidiaries of American Wagering, Inc. (see Exhibit 21.1 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*
These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

(A)
Management contract or compensatory plan or arrangement.

Item 14.    Principal Accountant Fees and Services

        Our Audit Committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern ("PBTK") as our independent registered accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2007. PBTK previously performed similar audit and review services for the years ended January 31, 2006, 2005, 2004, 2003, 2002 and 2001. PBTK's primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit Committee's Pre-Approval of Engagement

        Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our Audit Committee. All of our principal accountants' services for which we paid tax-related fees or other non-audit fees for our last two fiscal years, as described below, were within the scope of the engagement that our Audit Committee approved before we entered into the engagement.

        Total fees. Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided
	2007	2006
Audit Service Fees	$95,432	$68,616
Tax Service Fees	22,648	16,140
Other Fees	15,434	12,179

Total	$133,514	$96,935

Audit Service Fees

        The aggregate fees for audit services were for the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements. There were no Audit Related Services.

Tax Fees

        The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees

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

Signature	Title	Date

/s/ VICTOR SALERNO Victor Salerno	President and Chief Executive Officer (Principal Executive Officer)	November 26, 2007
/s/ MELODY SULLIVAN Melody Sullivan	Chief Financial Officer and Treasurer (Principal Financing and Accounting Officer) (hired August 6, 2007)	November 26, 2007
/s/ ROBERT R. BARENGO Robert R. Barengo	Director	November 26, 2007
/s/ W. LARRY SWECKER W. Larry Swecker	Director	November 26, 2007
/s/ JUDITH ZIMBELMANN Judith Zimbelmann	Director	November 26, 2007
/s/ BRUCE DEWING Bruce Dewing	Director	November 26, 2007

EXHIBIT INDEX

Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Stock
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN WAGERING, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JANUARY 31, 2007
AMERICAN WAGERING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006
AMERICAN WAGERING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006
AMERICAN WAGERING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006
AMERICAN WAGERING, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2007
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
  Item 8B. Other Information
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits
  Item 14. Principal Accountant Fees and Services
SIGNATURES