Form 10QSB
period 2007-10-31
AMERICAN WAGERING INC
filed 2007-12-17
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,129,880 shares of Common Stock as of December 10, 2007

Transitional Small Business Disclosure Format (Check one):  ☐ Yes     ☒ No

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

October 31 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,252,766
Restricted Cash	1,109,359
Accounts Receivable	600,975
Inventories	531,475
Deferred Tax Assets, net of allowance	440,481
Prepaid Expenses and Other	628,021
7,563,077
Property and Equipment, net of depreciation and amortization	4,748,424
Goodwill	103,725
Other	360,748
$12,775,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$3,762,771
Accounts Payable	1,278,612
Accrued Expenses	1,197,332
Unpaid Winning Tickets	1,659,921
Customer Deposits and Other	1,538,511
9,437,147

Long-Term Debt, less current portion	1,593,568
Other Long-Term Liabilities	742,592
2,336,160

Redeemable Series A Preferred Stock (3,238 shares)	323,800

12,097,107

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,880 shares issued and outstanding	81,299
Additional Paid-In Capital	12,250,901
Deficit	(12,418,240)
Treasury Stock, at cost (61,100 common shares)	(327,493)
678,867
$12,775,974

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2007	2006	2007	2006
REVENUES:
Wagering	$3,479,725	$2,501,438	$8,002,881	$6,456,447
Hotel/Casino	835,751	878,084	2,392,095	2,174,357
Systems	812,716	1,347,147	2,897,584	5,486,685
	5,128,192	4,726,669	13,292,560	14,117,489
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	2,943,959	1,903,354	7,378,137	4,728,427
Hotel/Casino	636,167	743,478	1,829,752	1,823,363
Systems	359,424	408,228	1,053,710	1,894,082
	3,939,550	3,055,060	10,261,599	8,445,872
Operating Expenses:
Research and Development	236,956	322,132	754,075	822,866
Selling, General and Administrative	906,121	905,119	2,840,307	2,461,704
Depreciation and Amortization	237,329	227,743	686,458	601,267
	1,380,406	1,454,994	4,280,840	3,885,837

	5,319,956	4,510,054	14,542,439	12,331,709

OPERATING INCOME (LOSS)	(191,764)	216,615	(1,249,879)	1,785,780

OTHER INCOME (EXPENSES):
Interest Income	22,401	26,425	83,675	64,476
Interest Expense	(72,029)	(58,839)	(206,079)	(140,164)
Litigation Expense	(28,871)	(329,396)	(137,208)	(329,396)
Other, net	73,885	(29,859)	135,331	90,256
	(4,614)	(391,669)	(124,281)	(314,828)

INCOME (LOSS) BEFORE INCOME TAXES	(196,378)	(175,054)	(1,374,160)	1,470,952

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(196,378)	$(175,054)	$(1,374,160)	$1,470,952

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.03)	$(0.03)	$(0.18)	$0.17

DILUTED	$ N/A	$ N/A	$ N/A	$0.17

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended October 31,
	2007	2006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,537,424	$2,221,445

Net cash provided by operating activities	801,022	2,534,045

Investing Activities
Increases in restricted cash	(466,920)	(1,001,089)
Withdrawals of restricted cash	471,217	1,225,442
Acquisition of Sturgeon’s, net of $126,829 in cash acquired	—	(300,000)
Purchase of property and equipment	(678,097)	(460,714)
Net cash used in investing activities	(673,800)	(536,361)

Financing Activities
Stock options exercised	—	82,484
Repayment of borrowings	(317,596)	(515,486)
Proceeds from borrowings	—	900,000
Preferred stock dividends	(94,284)	(105,924)
Net cash provided by (used in) financing activities	(411,880)	361,074

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(284,658)	2,358,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,252,766	$4,580,203

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim, consolidated financial statements of American Wagering, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-QSB per Item 310(b) of Regulation S-B published by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and disclosures required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year. For further information, please refer to the consolidated financial statements of the Company, and the related notes, included in its Annual Report on Form 10-KSB/A of AWI for the fiscal year ended January 31, 2007, previously filed November 28, 2007, with the SEC. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Certain minor reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation including (i) to report Hotel/Casino financial information separately from the Wagering financial information and (ii) minor reclassifications between “Other Income (Expenses)” and “Selling, General and Administrative” operating expenses.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated when applicable giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Except for loss periods, net income per common share considers potentially dilutive securities, which consist solely of stock options of 42,400 and 112,400 for the nine months and 2,400 and 112,400 for the three months ended October 31, 2007 and 2006, respectively. Diluted loss per common share is not calculated for loss periods, since the effect of including potentially dilutive common shares in such a calculation would be anti-dilutive because of the losses.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented:

	Net Income (Loss)	Weighted Average Common Shares	Per Share Amount
	(numerator)	(denominator)
For the three months ended October 31, 2007
Net loss	$(196,378)
Less preferred stock dividends	(24,056)
Basic net loss per common share:
Net loss available to common shares	(220,434)	8,068,780		$(0.03)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the three months ended October 31, 2006
Net loss	$(175,054)
Less preferred stock dividends	(35,696)
Basic net loss per common share:
Net loss available to common shares	(210,750)	8,246,386		$(0.03)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the nine months ended October 31, 2007
Net loss	$(1,374,160)
Less preferred stock dividends	(94,283)
Basic net loss per common share:
Net loss available to common shares	(1,468,443)	8,068,780		$(0.18)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the nine months ended October 31, 2006
Net income	$1,470,952
Less preferred stock dividends	(105,924)
Basic net income per common share:
Net income available to common shares	1,365,028	8,214,744		$0.17
Effect of dilutive stock options		48,167
Diluted net income per common share:
Net income available to common shares	$1,365,028	8,262,911		$0.17

* Diluted income (loss) per share is not applicable for loss periods.

3. Income Taxes

At October 31, 2007, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $4,300,000; of which $1,856,000 expires in 2020, and the balance expires in 2026. Management believes that the Company will likely be profitable for at least the short-term future and that it is therefore more likely than not that its net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized.

Management has assessed the valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset periodically.  The change in the deferred tax asset valuation allowance for the three- month periods ended October 31, 2007 and 2006, based on these estimates, created a deferred income tax benefit of approximately $67,000 and $60,000, respectively, which was offset by like increases in the deferred tax asset valuation allowance for these periods. The change in the deferred tax asset valuation allowance for the nine-month periods ended October 31, 2007 and 2006, based on these estimates, created a deferred income tax expense (benefit) of approximately $(467,000) and $500,000, respectively, which offset the current income tax expense (benefit) for these periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which was effective for us beginning on February 1, 2007. Based on its evaluation, management concluded that adopting FIN 48 did not have an effect on the Company’s opening deficit, its tax provision or benefit for the three or nine months ended October 31, 2007, or its net NOL carryforwards or the related deferred tax assets or related valuation allowance.

4.  Litigation

The Company continues to be involved in previously disclosed ongoing legal proceedings over certain issues that remain unresolved regarding an otherwise substantially settled matter with Michael Racusin, d/b/a M.  Racusin & Company, who introduced certain underwriters to the Company and provided certain advisory services in relation to the Company’s initial public offering. For the three and nine month periods ended October 31, 2007, the Company recorded litigation judgment expense of $28,871 and $137,208, respectively, in additional accrued interest on our previously recorded debt and related accrued interest due to Racusin under a settlement agreement relative to this matter.  A hearing was held on November 2, 2007, and the bankruptcy court ordered the release and return of the Company’s previously deposited 250,000 shares of common stock and the payment amounts to begin on November 6, 2007, pursuant to the settlement agreement as of June 28, 2007. The bankruptcy court order does not preclude either party from requesting the court to modify the payment schedule in the future.

5. Stock Options

2001 Employee Stock Option Plan. In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and more than 1,150,000 options in total may be granted under the 2001 Employee Stock Option Plan (the “2001 Plan”). The 2001 Plan does not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors. Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The 2001 Plan is scheduled to terminate on August 8, 2011, except as to the outstanding stock options on that date.

Directors Stock Option Plan. In 1996, the Company adopted the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan was extended in August 2006 to terminate on April 30, 2011. Beginning in fiscal year 2002, each non-employee director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee director serves. In October 2007, the Board of Directors ratified this practice as an amendment to the Directors Plan and recommend that such prior grants and amendments to the Directors Plan be approved by the stockholders at the next Annual Stockholders’ Meeting. No more than 40,000 options may be granted pursuant to the Directors Plan, which increase is subject to stockholder approval at the next Annual Stockholders’ Meeting. The Directors Plan provides that options will vest 100.00% after one year of service and will expire 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.

Activity related to both the 2001 Plan and the Directors Plan for the nine months ended October 31, 2007 and 2006 is as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at January 31, 2007	757,749	$1.80
Granted	30,000	0.96
Exercised	—	—
Forfeited or Canceled	(26,250)	2.00

Balance at October 31, 2007	761,499	1.76

Balance at January 31, 2006	897,998	$1.64
Granted	40,000	1.38
Exercised	(131,016)	0.63
Forfeited or Canceled	(23,295)	1.53

Balance at October 31, 2006	783,687	1.80

Stock options exercisable and available for future grants for both current stock option plans as of October 31, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	481,499	$1.76	5.71 years
Available for future grants*	176,567	—	—

*Prior to the increase under the Directors Plan from 20,000 to 40,000 authorized shares, which increase is subject to stockholder approval at the next Annual Stockholders’ Meeting.

Stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three- and nine-month periods ended October 31, 2007 and 2006 was $32,074 and $129,079, and $70,339 and $229,313, respectively.

6. Acquisition of Sturgeon’s

On March 1, 2006, AWI Gaming Inc. (“AWIG”) acquired Sturgeon’s Inn and Casino (“Sturgeon’s”) for $1,800,000. The purposes of the acquisition of Sturgeon’s were to diversify and strengthen our cash flows and broaden our revenue base by operating this small casino. In connection with the acquisition, AWIG incurred initial indebtedness of $1,800,000, which included a bank loan of $1,500,000, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s and a loan for $300,000 from Victor Salerno, the Company’s CEO, and his wife, its General Counsel, which was repaid prior to January 31, 2007. Interest on the bank loan is payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal is due in a single payment on March 1, 2008.

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

The operations of Sturgeon’s are included in the accompanying consolidated financial statements since the acquisition date of March 1, 2006. The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s had occurred on February 1, 2006.

Nine Months Ended October 31, 2006
Revenue	$14,301,512
Operating Expenses	12,591,079
Operating Income	1,710,433
Other Income	(329,160)
Income Before Income Taxes	1,381,273
Provision for Income Taxes	—
Net Income	$1,381,273
Basic Net Income Per Share	$0.16
Diluted Net Income Per Share	$0.15

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what actual results would actually have been had the acquisition been completed as of the beginning of each fiscal year, or of future results.

7. Business Segments

The Company reports the results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue	$3,479,725	$2,501,438	$8,002,881	$6,456,447
Direct Costs	2,943,959	1,903,354	7,378,137	4,728,427
Selling, General and Administrative	421,679	247,728	923,421	702,130
Depreciation and Amortization	67,503	93,642	206,902	251,539
	3,430,141	2,244,724	8,508,460	5,682,096
Operating Income (Loss)	$49,584	$256,714	$(505,579)	$774,351

Hotel/Casino Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue
Casino	$394,510	$433,611	$1,126,886	$1,050,178
Hotel	179,131	172,377	566,926	430,177
Food/Beverage	293,108	307,194	791,770	775,796
Less: Casino Cash Incentives and Other Promotional Allowances	(30,998)	(35,098)	(93,487)	(81,794)
	835,751	878,084	2,392,095	2,174,357
Direct Costs and Expenses
Casino	$312,093	$373,936	$885,215	$893,596
Hotel	59,448	67,890	187,243	170,049
Food/Beverage	264,626	301,652	757,294	759,718
	636,167	743,478	1,829,752	1,823,363

Selling, General and Administrative	179,208	319,639	743,382	827,628
Depreciation and Amortization	70,644	85,148	192,193	207,893
	886,019	1,148,265	2,765,327	2,858,884
Operating Loss	$(50,268)	$(270,181)	$(373,232)	$(684,527)

Systems Segment. The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue	$812,716	$1,347,147	$2,897,584	$5,486,685
Direct Costs	359,424	408,228	1,053,710	1,894,082
Research and Development	236,956	322,132	754,075	822,866
Selling, General and Administrative	308,234	337,752	1,173,504	931,946
Depreciation and Amortization	99,182	48,953	287,363	141,835
	1,003,796	1,117,065	3,268,652	3,790,729
Operating Income (Loss)	$(191,080)	$230,082	$(371,068)	$1,695,956

Operating Income (Loss) to Income (Loss) Before Income Taxes. The following table reconciles the operating income (loss) from each segment to income (loss) before income taxes.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Operating Income (Loss)
Wagering	$49,584	$256,714	$(505,579)	$774,351

Hotel/Casino	(50,268)	(270,181)	(373,232)	(684,527)

Systems	(191,080)	230,082	(371,068)	1,695,956
	(191,764)	216,615	(1,249,879)	1,785,780
Other Income (Expenses)
Interest Income	22,401	26,425	83,675	64,476
Interest Expense	(72,029)	(58,839)	(206,079)	(140,164)
Litigation Expense	(28,871)	(329,396)	(137,208)	(329,396)
Other, net	73,885	(29,859)	135,331	90,256
	(4,614)	(391,669)	(124,281)	(314,828)
Income (Loss) Before Income Taxes	$(196,378)	$(175,054)	$(1,374,160)	$1,470,952

Identifiable Property:

	October 31,
Identifiable Property (1)	2007	2006
Wagering	$499,009	$473,117
Hotel/Casino	2,643,059	2,476,281
Systems	2,065,174	2,481,196
	$5,207,242	$5,430,594

(1)          Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; intangibles; and other assets.

8. Subsequent Event

On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to the terms of a Guaranty Agreement with the Company. The Guaranty Agreement provides for the Company to pay the Salernos interest at the rate of 10% per annum (payable monthly) on the outstanding portion of the loan and to reimburse them for finance charges, fees, payments and other expenses they incur under a personal revolving line of credit with their bank. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno’s residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. From May 1, 2006 through November 7, 2007, the outstanding balance has been $0. Victor Salerno is the President and Chief Executive Officer of the Company. Terina Salerno is the spouse of Victor Salerno as well as General Counsel of the Company.

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

•                  volatility in quarterly results due to the timing of system sales installations, fluctuations in levels of wagering during particular times of the year and fluctuations in the win percentage;

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

•                  our failure to obtain, delays in obtaining, or loss of, any proprietary rights, patents, trademarks, copyrights, licenses, permits or approvals, or the limitation, conditioning, suspension or revocation of any such proprietary rights, patents, trademarks, copyrights, licenses, permits or approvals, or our failure to obtain an unconditional renewal of any of our proprietary rights, patents, trademarks, and copyrights, licenses, permits or approvals on a timely basis;

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

“Company” means American Wagering, Inc. and its subsidiaries collectively.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview. Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Concerning Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, and continue to become more efficient in order to reduce expenses. Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. As to AWIM, we intend to continue developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations. With regard to AWI Int’l, we dissolved this legal entity, effective August 27, 2007; however we still intend, through our established CBS subsidiary, to seek strategic international alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry. These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad.

Regarding the Sturgeon’s facility, we intend to continue to evaluate and change the slot mix at Sturgeon’s where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses. We have implemented, and are continuing to initiate, other cost cutting measures throughout Sturgeon’s and the remainder of the Company.

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

Liquidity and Capital Resources.

Cash Flow

As of October 31, 2007, we had a working capital deficit of $1,874,069, compared to working capital of $1,205,572 at January 31, 2007. The decrease in working capital is primarily due to fewer systems sales and installations in the nine months ended October 31, 2007 and the loan payable of $1.5 million owed to Great Basin Bank of Nevada becoming a current versus a long-term liability. We believe the working capital deficit will be overcome in the future due to our potential refinancing of the $1.5 million Great Basin Bank of Nevada loan and our anticipated positive fourth quarter results, which will include the ending portion of the football season and the beginning of basketball; provided, however, no assurance can be given that we will be able to refinance our loan with Great Basin Bank of Nevada on terms acceptable to the Company or that our fourth quarter result will be positive. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory and to assemble race/sports systems for our CBS customers.

As of October 31, 2007, cash provided by operations was $801,022 for the nine months ended October 31, 2007 as compared to the cash provided by operations of $2.5 million in the comparable period of last year, primarily due to decreased revenues from systems operations, primarily due to decreased systems sales and installations. In the nine months ended October 31, 2006, we recorded one-time systems and software sales of approximately $1.8 million while no similar one-time sales occurred in the nine months ended October 31, 2007.

Net cash used in investing activities for the nine months ended October 31, 2007 was $673,800 as compared to the same period last year primarily as a result of the purchase of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment.

Net cash used in financing activities for the nine months ended October 31, 2007 was $411,880, primarily due to repayment of existing borrowings of $317,596.

Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. From September 1, 2005  to August 2006, we maintained a Regulation 22.040 reserve in the amount of $2.4 million; which was increased to $3.0 million in August 2006 in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). On November 16, 2007, due to increased handle, we increased the bond to $3.4 million along with the cash deposit of $1.2 million which secures this bond. The cash deposits, in the form of certificates of deposit, are held at Great Basin Bank of Nevada (“Great Basin Bank”) along with the irrevocable letter of credit which was also increased to $1.2 million.

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

	Three Months Ended October 31,				Nine Months Ended October 31,
Summary	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues	$5,128,192	$4,726,669	$401,523	8.49	$13,292,560	$14,117,489	$(824,929)	(5.84)
Costs and Expenses	5,319,956	4,510,054	809,902	17.96	14,542,439	12,331,709	2,210,730	17.93
Other Income (Expense)	(4,614)	(391,669)	387,055	(98.82)	(124,281)	(314,828)	190,547	(60.52)
Income (Loss) Before Income Taxes	$(196,378)	$(175,054)	$(21,324)	(12.18)	$(1,374,160)	$1,470,952	$(2,845,112)	(193.42)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Nine Months Ended October 31, 2007 Compared to the Nine Months Ended October 31, 2006.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the nine months ended October 31, 2007 increased $1,546,434 (+23.95%) over the nine months ended October 31, 2006. This increase is attributed to the following factors:

We experienced increased baseball and football handle during the nine months ended October 31, 2007 compared to the same period in the prior year due to having more locations and the improvements and expansion of some of our previously existing locations. These increases in handle resulted in increased revenues for this period.

Wagering Segment total costs and expenses for the nine months ended October 31, 2007 increased $1,455,774 (+39.33%) over the nine months ended October 31, 2006. This increase is attributed to the following factors:

Direct costs increased primarily due to increased expenses related to establishing new locations, advertising expenses, wages due to additional locations, increased communication costs and increases in rent paid to our Leroy’s sports book locations.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs in the nine months ending October 31, 2007 compared to the nine months ending October 31, 2006.

Management fees allocated to the segments also increased due to increased insurance, legal, and other public company costs.

Depreciation and amortization expense decreased over the prior year’s nine month period primarily due to a cumulative decrease in capitalized acquisitions compared to the same nine month period ending October 31, 2006.

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

Hotel/Casino Segment revenues for the nine months ended October 31, 2007 increased $217,738 (+10.01%) over the eight months ended October 31, 2006. This increase is attributed to the following factors:

Casino revenues increased primarily due to the inclusion of all nine months in the first nine months ending October 31, 2007 compared to the eight month period ending October 31, 2006, along with increased handle.

Hotel revenues increased due to the inclusion of all nine months in the period ending October 31, 2007 compared to eight months in the period ending October 31, 2006, along with increased room occupancies.

Food and Beverage revenues increased primarily due to the inclusion of all nine months in the period ending October 31, 2007 compared to eight months in the period ending October 31, 2006. Casino cash incentives and other promotional allowances increased primarily due to the inclusion of all nine months in the period ending October 31, 2007 compared to eight months in the period ending October 31, 2006, along with additional promotions offered.

Hotel/Casino Segment total costs and expenses for the nine months ended October 31, 2007 increased $93,557 (+3.27%) over the nine months ended October 31, 2006. This increase is attributed to the following factors:

Direct costs for the casino operations increased over the prior eight months ended October 31, 2006 primarily due to the inclusion of all nine months in the period ending October 31, 2007 compared to eight months in the period ending October 31, 2006, and increased personnel expense.

Direct costs for the hotel operations increased primarily due to the inclusion of all nine months in the period ending October 31, 2007 compared to eight months in the period ending October 31, 2006, and increased advertising, leading to higher room occupancies.

Selling, general and administrative costs for Sturgeon’s decreased primarily due to increased efficiencies and a one time payout from a workers’ compensation insurance demutualization due to that organization going public, for $40,885 in the second quarter of fiscal 2008.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the nine months ended October 31, 2007 decreased $2,589,101 (-47.19%) over the nine months ended October 31, 2006. This decrease is attributed to the following factors:

System sales decreased over the prior fiscal year due to a decreased number of one-time sales. In the 2006 period, we recorded one-time systems and software sales of $1.8 million while no similar sales occurred in the nine months ended October 31, 2007.

Revenues from maintenance contracts increased over the prior fiscal year. This increase is attributable to the addition of the number of new customers and the higher fees charged to customers.

Systems Segment total costs and expenses for the nine months ended October 31, 2007 decreased $522,077 (-13.77%) over the nine months ended October 31, 2006. This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior nine months ended October 31, 2006 primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a decline in the number of sales installations.

Research and development costs decreased from the prior nine months ended October 31, 2006 primarily due to improvement in efficiencies.

Management fees allocated to the segments also increased due to increased insurance, legal, public company costs, and bonuses paid pursuant to employment contracts.

Depreciation and amortization increased from the prior nine months ended October 31, 2006 due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income and (expenses). The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve. (Refer to the discussion regarding this matter located in “Liquidity and Capital Resources” above.)  The remainder of the interest income is attributable to interest earned on interest-bearing checking accounts.

Interest Expense:  The increase in interest expense is primarily due to our financing of Sturgeon’s, including three additional loans totaling $295,629 for casino equipment obtained in the second quarter of fiscal 2008. (Refer to the discussion regarding the Sturgeon’s acquisition financing located in “Liquidity and Capital Resources” above.)

Litigation expense of $137,208 was recorded in the first nine months of fiscal 2008 related to the Racusin litigation, compared to Racusin litigation expense of $329,396 for the same nine month period of the prior fiscal year.

Other, net:  Other, net increased $45,181 primarily due to increased rental income and various other income in the nine months ended October 31, 2007 compared to the same period in the prior year.

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

Accounting for income taxes:  We review the net loss operating carryforwards available to reduce current and future tax obligations; which was approximately $4,300,000 as of October 31, 2007. We assess the valuation allowance against the remainder of the deferred tax assets in our calculations to estimate the effective tax rate for the fiscal year, and at this time, we believe that more likely than not there is sufficient loss carryforward to offset the current year’s net income. We consider and evaluate the components of the tax calculations and are satisfied as to realization and probability of the permanent and temporary differences.

We additionally believe that it is probable that we will continue to be profitable annually, for at least the short-term future, and it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from net loss carryforwards, will be fully realized; provided, however, that no assurance can be given that we will continue to be profitable.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 are now scheduled to become effective for us for financial statements issued for the fiscal year ending January 31, 2009, but a delay has been proposed. We are currently evaluating the likely impact, if any, of these standards on our future consolidated financial statements.

SEC Comment Regarding Acquired Company Financial Statements

Under SEC Regulation 310(c) of SEC Regulation S-B, the Company must file historical audited financial statements of a company it acquires if the acquired company meets any of a series of conditions which compare the size of the acquired company to the Company. The Company originally had determined that these conditions were not met and therefore did not provide historical audited financial statements of Sturgeon’s in its prior SEC filings. The Company received a comment letter from the SEC in August 2007, in which the SEC staff, among other things, commented that the condition comparing income was met and thus historical audited financial statements and pro forma financial information were required to have been filed. Due to the condition of the financial records of Sturgeon’s at the time of the acquisition by the Company, the Company cannot obtain historical audited financial statements of Sturgeon’s without unreasonable effort and expense. Sturgeon’s financial information has been included in the Company’s periodic reports filed after the March 1, 2006 acquisition date. However, since the Company failed to file historical audited financial statements of Sturgeon’s, any registration statement the Company may file will not be declared effective by the SEC and the Company will not be considered to be in compliance with Item 13(a)(1) of the proxy rules, to the extent possible. At the present time, the Company has no intention to file a registration statement or take any action within the scope of Item 13(a)(1) of the proxy rules in the foreseeable future.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007 (the end of the third quarter of our 2008 fiscal year). This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were still not effective to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC because of the material weaknesses in our internal control over financial reporting due to in sufficient personnel with requisite knowledge of generally accepted accounting principles and related practices.

As discussed in our Form 10-KSB/A for the period ended January 31, 2007, our former CFO gave us 30 days’ notice of termination of his employment on November 17, 2006. Since then, we have appointed persons to assist in the preparation of our quarterly and annual reports on Forms 10-QSB and 10-KSB, respectively, and we have continued to seek personnel on both a full-time and part-time basis for our accounting/finance department. We filled the CFO position on August 6, 2007, and we continue to evaluate the personnel requirements of our accounting/finance department. That situation, together with our already-small accounting/finance staff, the turnover we have experienced in that staff, and a triennial routine gaming audit that began in March 2007, created the need for additional time to complete our October 31, 2006 Form 10-QSB and January 31, 2007 Form 10-KSB, which we did not file timely. The Form 10-KSB was filed on May 31, 2007, which was followed (two weeks later) with the first quarter filing for the period ended April 30, 2007, filed on June 14, 2007. In response to a comment letter from the SEC in August 2007, we filed a Form 10-KSB/A on November 28, 2007. Our controls in place were not adequate, among other things, to identify that the acquisition of Sturgeon’s casino in March 2006 was a significant acquisition that required the Company to file historical audited financial statements and pro forma financial information for Sturgeon’s. Our management, based on additional analysis and post-closing work performed during the preparation of this report, has concluded that the consolidated financial statements for the periods covered by and included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The factors described above have significantly increased the risk of continued significant deficiencies and material weaknesses. Such deficiencies or weaknesses could cause us again to be late in satisfying our Exchange Act reporting obligations, cause the OTCBB to remove our stock from quotation and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the price of our stock.

Changes in Internal Control Over Financial Reporting

During the third quarter of our 2008 fiscal year, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

In response to the material weaknesses as identified by management (as discussed above), the Company has taken the initial steps as discussed below, and will continue to take further steps to strengthen our disclosure controls, evaluate and remediate deficiencies and test these procedures and controls as appropriate.

On August 6, 2007, the Company hired a CFO, who is in the process of strengthening the internal controls over financial reporting, instituting accounting procedures for enhanced controls and segregation of duties; reorganizing and hiring competent accounting staff; simplifying certain accounting processes; increasing training for accounting personnel; developing corporate governance procedures; increasing documentation of accounting transactions and the related reviews; improving the timeliness and quality of financial reports to management; and improving the communication between the accounting/finance department and the other areas of the Company, including the Audit Committee.

The newly hired CFO has not had sufficient time to resolve and remediate or test the deficiencies that existed during the prior periods, even though some progress has been made, we are still experiencing accounting department turnover. Even though we believe that the internal controls have been improved, we expect that management’s annual review and evaluation of our internal control over financial reporting for the fiscal year ended January 31, 2008, will likely result in continued and/or new material weaknesses, since there has not been sufficient time to put all of the necessary controls in place, test the controls, remediate the outstanding issues and test the controls again to be certain the improvements are permanent.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 28, 2007, in the case titled Michael Racusin, d/b/a M. Racusin & Company v. American Wagering, Inc. et al., Case No. 05-15969, the United States Court of Appeals for the Ninth Circuit (the “9th Circuit”) issued a decision that reversed the ruling in our favor by the Bankruptcy Appellate Panel for the Ninth Circuit (the “BAP”) on the issue of whether a July 8, 2003 judgment (the “Judgment”) by the United States District Court for the District of Nevada in favor of Michael Racusin, d/b/a M. Racusin & Company (“Racusin”), in a breach of contract action against us was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code (the “Code”) pursuant to our prior plan of reorganization under Chapter 11 of the Code (the “Plan”). In all material respects, the 9th Circuit’s June 28, 2007 decision has the same effect as its October 6, 2006 decision in which it ruled that the Judgment was not subject to subordination (as to which we had filed a petition for rehearing), but the 9th Circuit withdrew the latter decision and replaced it with the June 28, 2007 decision. The 9th Circuit also ruled that no further petitions for rehearing may be filed.

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

The 9th Circuit issued its original decision reversing the BAP’s ruling during our fiscal year ended January 31, 2007. For information concerning the effects of that decision on our 2007 fiscal year’s financial statements (which are not changed by the 9th Circuit’s June 28, 2007 decision), please see Part I, Item 3 - “Legal Proceedings” and our financial statements and notes thereto in our January 31, 2007 Form 10-KSB/A. For the period from February 1 to July 31, 2007, we are recording litigation judgment expense of $111,811 to account for accrued interest on our debt to Racusin for this period. That amount is included in the Principal column of the table above because that table reports our indebtedness as of August 1, 2007, after giving effect to the accrual of interest for the six months ended July 31, 2007. In future periods we will record litigation judgment expense to account for our future interest payment obligations, as estimated in the Interest column of the table above.

A hearing was scheduled for September 12, 2007 in order to determine the manner and timing of the payments, however, we received notice on September 7, 2007 that the bankruptcy court continued the matter until November 2, 2007. On November 2, 2007, the bankruptcy court heard argument to determine whether the Company could withdraw its 250,000 shares of common stock and begin depositing funds pursuant to the Exhibit 2, revised payment schedule to the Settlement Agreement attached to the Company’s motion (the “Revised Payment Schedule”). The bankruptcy court ordered in pertinent part that pursuant to the Order Approving Plaintiff’s Motion to Deposit Shares of Stock with the Clerk of the Court Pursuant to Fed. R. Bankr. P. 7067 (“Interpleader Order”) previously entered into by the bankruptcy court on August 2, 2005, (i) we are to deposit with the bankruptcy court amounts provided for in Revised Payment Schedule commencing November 6, 2007, less sums distributed to any lienholders of the Racusin Claim, and continuing each month; and (ii) the clerk of the court is ordered to release and return our previously deposited 250,000 shares of common stock deposited pursuant to the Interpleader Order. The Interpleader Order does not preclude either party from requesting the court to modify the Revised Payment Schedule in the future.

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

AMERICAN WAGERING, INC.

Dated:	December 17, 2007

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer