Form 10KSB
period 2008-01-31
AMERICAN WAGERING INC
filed 2008-05-13
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission file number 000-20685

American Wagering, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0344658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Grier Drive, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (702) 735-0101

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value, $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                              ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2007, based on the closing price of the Over-The-Counter Bulletin Board of $0.97 per share was $3,977,800.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒     No ☐

As of April 30, 2008, the number of outstanding shares of the registrant’s common stock was 8,129,879.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.                                   Business

Company History

American Wagering, Inc. (“AWI” or the “Company”) was incorporated in the state of Nevada in August 1995. AWI is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries, including Leroy’s Horse & Sports Place, Inc. (“Leroy’s”), Computerized Bookmaking Systems, Inc. (“CBS”), AWI Manufacturing, Inc. (“AWIM”), and AWI Gaming, Inc. (“AWIG”).

Race and Sports Wagering Revenue Segment

Leroy’s.  Leroy’s was incorporated in the state of Nevada in November 1977. Leroy’s, through a central computer system located at the Company’s Las Vegas headquarters, operates a network of race and sport wagering facilities on the premises of nonrestricted gaming locations throughout the state of Nevada. Leroy’s offers a “turn-key” race and sports wagering operation that allows casinos to satisfy their patron’s desire for race and sports wagering, but without the casino bearing the risk and overhead associated with running the operation themselves.  By combining volume from a large number of locations, the Company believes that Leroy’s more effectively hedges risks and more efficiently covers fixed overhead.

Race and Sports Wagering Systems Segment

CBS.  CBS is the leading race and sports equipment and software supplier in the State of Nevada.  Accordingly, CBS services the majority of race and sports books in Nevada. The CBS Race and Sports System is the industry standard for race and sports content wager processing, delivery, and accounting. CBS also is the distributor of self-service race and sports wager kiosks, designed by AWI Manufacturing, Inc.

AWI Manufacturing, Inc.  AWIM designs self-service race and sports wagering kiosks.  The kiosks interface seamlessly with our customers’ CBS Race and Sports Systems and they expand our customers’ race and sports books’ size and hours of operation without increasing the labor cost. The AWIM upright kiosk was jointly designed with a third party vendor.

AWI International, Inc.  AWI International, Inc. (“AWI Int’l”), formed in fiscal 2007, was established to provide various services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed. The Company dissolved AWI Int’l effective August 27, 2007. The Company may still, through our established CBS subsidiary, seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry.

Hotel/Casino Segment

AWI Gaming, Inc. AWIG is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon’s Inn & Casino.  AWIG’s intended purpose is to acquire hotel/casino properties.

Sturgeons, LLC.  Sturgeons, LLC d/b/a Sturgeon’s Inn & Casino (“Sturgeon’s”) is a hotel, casino and restaurant operation located in Lovelock, Nevada that we acquired on March 1, 2006.

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

On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s.  All required distributions have been made, except with respect to the Racusin matter (“Racusin Claim”).  For fiscal year ended January 31, 2008, the Company has paid $1,124,984 to the Bankruptcy Court and certain other lienholders of Racusin, as directed. Payments from February 1 through March 3, 2008 totaled $325,462. As of January 31, 2008, approximately $1.67 million remained outstanding to Racusin on the Racusin Claim. For a discussion of the Racusin Claim, see Item 3. Legal Proceedings.

Sports Wagering

Wagering on sporting events is legal in the state of Nevada and in numerous foreign countries.  Sports wagering at Nevada’s race and sports books increased from approximately $0.3 billion in 1980 to $2.5 billion in 2007, of which $2.3 billion is processed through the CBS Race and Sports System.  During that same period, the number of licensed sports books in Nevada increased from 24 to 169; of which 59 were Leroy’s locations at January 31, 2007 and 62 were Leroy’s locations at January 31, 2008.  With the advent of cable and satellite television, both commercially and privately, viewing access to sporting events has increased significantly.  When sporting events are televised, there is increased excitement, which, we believe, leads to more interest in sports betting.

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

Bookmakers collect bets, adjust odds to account for the preferences of their patrons, pay the winners, and if the book is balanced for each type of sports bet, the House then has a “theoretical advantage.”  For example, for a straight football bet involving the outcome of one game, it is common practice that the patron wagers $11 to win $10.  Accordingly, by maintaining a balanced book, the sports book would win $1 for each $22 wagered, or 4.55% (the winner would receive $21).

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

A sports book also attempts to limit the potential risk by setting game limits and line movement.  For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off.  However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line.  When the game limit is reached, the line is changed, or “moved,” to attract action on the “other” side. We believe that using a conservative strategy of placing limits on games, mitigates a great portion of our risk of losing large sums of money in short time periods.

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

In order to effectively balance its books, a bookmaking operation must take a sufficient volume of wagers to offset large wagers on any given event.  While many of the consolidated casino operators have sufficient patron traffic to underwrite the substantial risks inherent in a sports book, many single casino operators are typically more risk adverse.  Through Leroy’s, we offer casino operators the amenity of having sports wagering books with no risk of financial loss or substantial operating, labor, or administrative costs.  Under Nevada gaming law, Leroy’s is permitted to own and operate sports books located on the premises of other nonrestricted gaming licensees.

When Leroy’s began operations in 1978, it was one of only seven sports and race books in Las Vegas.  The year 2008, marks Leroy’s 30 year anniversary in Nevada. Currently, virtually every major casino in Nevada offers its patrons a sports and race book.  The typical sports book location leased by Leroy’s encompasses approximately 300 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers.  Most leases are at fixed rates, are cancelable by either party with proper notice, and some have incentive (or participation) clauses.  As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy’s centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet.  The ticket is then distributed to the patron with Leroy’s simultaneously recording the wager.  Personnel at Leroy’s main office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy’s locations.

We believe that Leroy’s has lower maximum betting limits than many sports books operated by the larger casinos.  We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets.  In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per patron (unless a higher limit for a specific patron is approved by the State Gaming Control Board).  We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting our risk.

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

We do not offer horse race wagering at all of our Leroy’s locations.  We offer limited horse race wagering at most locations, and a full pari-mutuel race book at several of our locations. See Pari-Mutuel Race Wagering below.

Leroy’s race books utilize the same personnel and facilities as its sports books, but Leroy’s does not set its own odds for race wagering.  Leroy’s accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur.  At those locations with limited race wagering, Leroy’s pays full track odds up to the predetermined limit. At those locations with full pari-mutuel race wagering, Leroy’s operates a daily race book with wagers merged into the on-track pari-mutuel pools.

With the popularity and accessibility of personal computers, bettors now have an additional medium from which to wager on sporting events.  Online sports’ betting has existed for approximately 20 years. With the dynamic growth in ownership and use of home computers, combined with the convenience of betting online, may result in the continued growth of the sports betting industry in general. Or, this could also have an adverse impact upon our live wagering facilities in Nevada.  At this time, we cannot predict what impact, if any, the growth of online wagering may have on our overall handle (total amount wagered). See Item 1.A Risk Factors below.

Pari-Mutuel Race Wagering

In December 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations.  As of January 31, 2008, ten licensed Leroy’s locations, in association with a disseminator, offer pari-mutuel wagering on numerous events at racetracks throughout the country.

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

CBS and its CBS Race and Sports System face competition from the following sources:  larger casinos that may develop their own race and sports wagering systems; an over-the-counter system offered by another company with approximately 10% of the market; and international race and sports service providers.

AWIM competes with other manufacturers of self-service wagering kiosks.

AWIG faces competition from other hotel/casino operators who may be interested in acquiring the same properties that AWIG is interested in acquiring.  Sturgeon’s is the only hotel/casino operation in Lovelock, Nevada and competes in the tourism market with casino facilities in the nearby cities of Reno, Sparks, Fallon and Winnemucca.  However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming patrons.

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

Research and Development

We incurred costs of  $952,163 in research and development in the fiscal year ended January 31, 2008, as compared to $1,131,265 in the fiscal year ended January 31, 2007, all of which was expensed as incurred.  We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies.  Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification and security in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

Proposed Government Regulation

In the past, the U.S. Congress has submitted bills that, if passed, would prohibit wagering on some, if not all, types of sporting events.  Passage of any such legislation would have a significant negative impact on our operations.

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

A beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. If the applicant is an Executive Officer or Director of the Company, it is our policy to pay for these expenses.  In addition, the Clark County Liquor Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only.  An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent.  If the Commission grants a waiver to an “institutional investor,” the waiver does not include a waiver or exemption from the requirement for prior approval to “acquire control” of a registered corporation.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its beneficial owners.  The applicant is required to pay all costs of investigation. If the applicant is an Executive Officer or Director of the Company, our policy is to pay for those expenses.

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

License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees’ respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, semi-annually or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of games operated.  Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

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

Pursuant to the Professional and Amateur Sports Protection Act (the “Sports Protection Act”), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed.  Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to January 1, 1993.  Thus, sports books and wagering are permitted to continue to operate in Nevada provided the wager originates in Nevada and is received by a licensed sports book in Nevada.  Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) was enacted. UIGEA prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received.

Leroy’s may not accept pari-mutuel bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions where such betting or wagering is legal.  Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers (but not other sports betting) from other jurisdictions in which pari-mutuel wagering is legal.

Employees

We had 314 full-time and 51 part-time employees at January 31, 2008, at all of our locations and subsidiaries, including our Sturgeon’s property, of which 55 employees were full-time and 10 were part-time.  None of our employees are represented by a labor union.  We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements.  At this time, we believe our employee relations are good.

1A. Risk Factors

Cautionary Statements Regarding Future Results, Forward-Looking Statements and Other Important Factors

Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements containing words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “might,” “may,” “could,” “will,” “should,” or similar expressions, or the negative thereof, constitute forward-looking statements.  Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time.  You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

We Have Had a History of Some Losses and We May Incur Additional Losses in the Future

From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit. For the fiscal years ended 2001 though 2008, the Company recorded net income for five of those years and net losses for three of those eight years. While we have implemented strategies to improve future operations including, but not limited to the following:  eliminating unprofitable sports book locations; investing in newer, more profitable sports book locations; investing in additional research and development aimed at new markets and technologies; increasing analysis and focusing on cost reductions; and settling litigation matters; there is no assurance that such strategies will be successful.  Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results.  The timing of the sales of equipment compared to the timing of expenses incurred may also negatively affect our financial results. Changes in our business systems or technologies affecting our products could also negatively impact our financial results.  In order for us to maintain profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

If Our Cash Flow From Operations and Available Credit Is Not Sufficient to Meet Our Capital Requirements, We Will Need Future Financing, Which May not Be Available, Causing Our Business To Potentially Fail

If our cash flow from operations and available credit is not sufficient to meet our capital requirements, we will be required to raise additional funds.  If we cannot locate additional sources of capital, we may not be able to fund operations, take advantage of future opportunities, or respond to competitors or changing demands of customers.  In order to raise additional capital, we may be required to issue equity or convertible debt securities or enter into third-party debt financing, strategic relationships or other arrangements.  The issuance of equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, these equity or convertible debt securities may have additional rights, preferences, or privileges to those of our common stock or preferred stock.  Debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.  In the event we are required to raise additional funds to support our operations, we cannot assure you that the additional funds will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, it would likely have a material adverse effect on our financial condition and operating results.

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

We Are Subject to Strict Regulation by Gaming Authorities

The ownership and operation of gaming licensees in Nevada are subject to strict regulation under various state, county and municipal laws. In particular, the Leroy’s, AWIM, AWIG and Sturgeon’s subsidiaries are licensed by the Nevada Gaming Commission and are subject to extensive regulation.  Together with key personnel, we undergo extensive investigation before each new gaming license is issued, and the products of CBS and AWIM are subjected to testing and evaluation prior to approval and use. Generally, gaming authorities have broad discretion when granting, renewing or revoking these approvals and licenses.  If we fail to obtain or retain a required license or approval, it would decrease our share in the marketplace and put us at a disadvantage with our competitors.  Consequently, the market price of our common stock may suffer.

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

Demand for Our Products and Services is Subject to Consumer Demand

We believe our ability to increase revenues, cash flow, and profitability will depend, in part, upon continued market acceptance of our products and services.  There can be no assurance that the market acceptance of our products and services will continue.  Changes in market conditions in the gaming industry, the general and gaming industry economic conditions, and the financial condition of host locations or patrons could limit or diminish market acceptance of these products and services.  Any interruption in professional or college football or professional or college basketball games would consequently decrease demand for wagering and adversely affect us.

Downturn In General Economic Conditions May Adversely Affect Our Results of Operations.

Our business is subject to changes in national and local economic conditions, including changes in the economy related to threatened or actual terrorist attacks and related to the war with Iraq.  A recession or downturn in the general, regional or local economies or other demographics could result in fewer customers visiting Nevada, adversely affecting our results of operations. General economic business conditions, including the rising cost of transportation may affect the availability of disposable income among consumers. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or a continued increase in gasoline prices may lead to our end users having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results. During 2007, our economy has been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline and transportation costs. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. Consumer demand for gambling due to decreased disposable income may further decline during an economic downturn or recession. We face the risk that the effects of higher interest rates, higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases, repay their loans and thus, leave fewer funds available for travel and leisure activities. Accordingly, this economic downturn in the United States can hurt our financial performance as wagering activity decreases.

The Gaming Industry may be Adversely Affected by Federal Legislation and Tax Laws

The U.S. Congress passed UIGEA in late 2006, which prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. UIGEA prohibits financial institutions and other payment processors from processing online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received.  In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events.

Pursuant to the Sports Protection Act, which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed.  Although the Sports Protection Act generally prohibits sports wagering in every jurisdiction, including those jurisdictions subject to the Indian Gaming Regulatory Act, the Sports Protection Act does permit sports wagering in those jurisdictions that authorized sports wagering prior to January 1, 1993.  Thus, sports books and wagering are permitted to continue to operate in Nevada, provided the wager originates in Nevada and is received by a licensed sports book in Nevada.  Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

There is no guarantee that the U.S. Congress will not pass a bill which would adversely affect our operations.  Additionally, federal and state tax legislation matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.

We Are Largely Dependent on Current Management

Our success is largely dependent on the efforts of Victor Salerno, our Chief Executive Officer and Chief Operating Officer. Although we maintain a “key person” life insurance policy and have an employment agreement with Mr. Salerno, the loss of Mr. Salerno’s services could have a materially adverse effect on our business. Changes in the remainder of key management, or other key personnel or their compensation also contribute to this risk factor.

We Are Subject to Potential Fluctuations in Results

Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installations for CBS equipment. All of the Company’s wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events.  If the professional football season were to be interrupted, this could have significant adverse impact on future operations.  Management also estimates that a significant amount of the Company’s Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations.  In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period.  In addition, we take risks by accepting wagers on the outcome of various sporting events. Fluctuations in the levels of the amounts wagered during particular times of the year and the win percentage of the wagers contribute to variations in financial results. While we have instituted measures to lessen the risk, there is no assurance that we will be able to win more of the wagers than we lose. In addition, our inability to manage the timing of the release of new products and installations can cause fluctuations in results.

An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming,  Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control.  These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations.  Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. Due to a slower economic environment, the number of visitors to Las Vegas and gaming revenues fell in January compared with year-ago numbers. Daily drive-in traffic has slowed compared with last winter, according to the Las Vegas Convention and Visitors Authority.

Future Revenue Growth Depends on Our Ability to Improve the Effectiveness and Breadth of Our Sales Organization

In order to achieve our goals for growth, and increase market awareness and sales, particularly with the AWIG and AWIM subsidiaries, we need to improve the effectiveness and breadth of our sales operations.  Our gaming products require sophisticated sales efforts targeted at selected people within the gaming industry. Also, our ability to develop and refine products and technologies in a timely manner that have market acceptance, through effective marketing techniques is essential for financial success.  Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel required.  In addition, we will need to effectively train and educate the sales force in order to be successful in selling into the market.  Reliance upon our current strategic relationships with our customers and our vendors could also subject us to increased risk if we are unable to positively and successfully maintain or create those relationships.

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

Our Common Stock is Considered a “Penny Stock” and, as such, the Market for Our Common Stock May be Further Limited by Certain SEC Rules

As long as the price of our common stock remains below $5.00 per share, the stock is likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm.  These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our securities.

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

•                  Uncertainty as to the continued quotation of our stock on the OTC Bulletin Board (“OTCBB”); and

•                  Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

We Have the Authority to Issue Additional Equity Securities, Which Would Lead to Dilution of Our Issued and Outstanding Common Stock

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders’ equity interests in us.  Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series.  We currently have Redeemable Series A Preferred Stock outstanding, of which 3,238 shares, representing $323,800, are subject to redemption at any time, without prior approval from the Board of Directors.  Any redemption of the remainder of the preferred stock is subject to prior approval from the Board of Directors.  Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock.  If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest.  In addition, as of January 31, 2008, we were authorized to issue, without stockholder approval, up to 16,870,121 shares of common stock.  Of that amount, 468,500 shares of our common stock were issuable upon the exercise of vested options.

We do not Intend to Pay Cash Dividends.  As a Result, Stockholders will Benefit from an Investment in Our Common Stock Only if it Appreciates in Value

We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future.  We currently intend to retain any future earnings to finance our operations and further expand and grow our business, including growth through acquisitions.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We Face Considerable Risk in Successfully Implementing Acquisitions

As part of our business strategy, we acquired Sturgeon’s in fiscal 2006, and we may acquire other businesses in the future.  Acquisitions could result in potential dilution of the value of our common stock, cash expenditures, increased debt, increased system costs related to integration, and greater potential risk for contingent liabilities.  We cannot assure you that we will successfully complete any future acquisitions due to various constraints, such as our need for funding, increased competition, cost constraints, legal, compliance and regulatory issues.

Our acquisition of Sturgeon’s in March 2006, and any future acquisitions, may not produce the revenues, earnings or potential savings due to business synergies that were anticipated for such reasons or constraints below:

•                  Potential loss of key employees;

•                  issues related to the integration of the operations, financial reporting, technologies, systems, including those caused by geographic differences;

•                  risks of entering into markets in which we have limited or no prior experience;

•                  cost increases, particularly in transportation that affect potential tourism and gaming revenue;

•                  difficulties in our use, development or marketing of the acquired entity’s brand identity;

•                  diversion of the attention of our management and others away from our daily operations; and

•                  any undisclosed or potential legal liabilities of the acquired businesses.

We May Not Receive an Unqualified Opinion From Our Auditors With Respect to the Assessment of Our Internal Controls Over Financial Reporting That is Required by Section 404 of the Sarbanes-Oxley Act Of 2002, and We Will Incur Additional Costs in That Process

We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports.  We have and will continue to incur a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002 required our management’s annual review and evaluation of our internal control systems, commencing with our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and thereafter, requires subsequent attestations as to the effectiveness of these systems by our independent public accounting firm commencing with the annual report for the following fiscal year.

We have and will continue to incur significant increased costs in implementing and responding to these requirements due to the complexities of Section 404 that require significant documentation, testing and, if necessary, remediation.  Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, diverting them from their daily business focus and strain on our information systems and other resources.  We likely will be required to hire additional personnel and to use outside legal, accounting and advisory services and software to assist us in compliance efforts.  In addition, we will incur additional fees from our auditors as they perform the added review work necessary for them to provide their attestation.  Even with those expenditures, we may not be able to successfully complete our assessment or we may not be able to obtain an unqualified attestation report on such assessment.

Also, partly in response to Section 404, we are in the process of a significant redesign and upgrade of our financial reporting processes, staffing and procedures, with significant improvements made this fiscal year.  This redesign and upgrade has been undertaken in hopes of strengthening our internal control over financial reporting, improving our ability to plan and analyze our business and reducing the work burden on our finance and accounting staff.

Further, we or our auditors may identify significant deficiencies or material weaknesses in our internal control over financial reporting.  If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting.  Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the fiscal year ended January 31, 2008, the finance and accounting department has a fully-staffed department and a new CFO as of August 2007. Significant improvements in processes to improve our internal controls over financial reporting have been made since the hiring of the CFO in August 2007.

If we fail to maintain adequate internal controls, including any failure to implement the required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations.

Litigation May Subject Us to Significant Expenses and Liability

From time to time in the course of our business, we may be subject to litigation claims or other legal disputes, which may not be covered under our insurance policies or as to which our insurance carriers may seek to deny coverage.  Consequently, due to actions from third parties, we might incur adverse judgments, costly settlements or significant legal fees, any or all of which might have a material adverse effect on us.

Item 1B.                          Unresolved Staff Comments

Not applicable.

Item 2.                                   Properties

Our corporate office is located in a 29,250 square foot building at 675 Grier Drive, Las Vegas, Nevada.  On January 7, 2005, we completed a sale and leaseback of the property.  Prior to the sale, the building was owned by our CBS subsidiary.  We realized a gain of $1,638,000 on the sale of the building.  However, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 28, Accounting for Sales with Lease-backs, only a portion of the gain has been recognized.  The gain has been deferred and is amortized against the lease payments over the initial lease term (5 years).  CBS leases the building from the new owner for rent in the amount of $31,519 per month (triple net).  The lease has an initial term expiring February 1, 2010 with options for two additional five-year terms.  CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), to Leroy’s (6,769 square feet; $11,014 per month) and the remainder of the space that is not utilized by CBS, is rented to an unaffiliated party at $8,760 per month.  In addition, CBS leases 1,847 square feet of office and warehouse space in Reno, Nevada to provide 24 hour maintenance service to our Northern Nevada customers.  This space is located at 960 Matley Lane, Suite 21, Reno, Nevada.  CBS pays $1,580 per month plus utilities, for a twelve month period ending September 30, 2008. The lease expires on September 30, 2009.

Leroy’s operates race and/or sports books subject to lease agreements with the host casino operators.  The average book occupies approximately 300 square feet, with individual books ranging from 80 to 10,000 square feet.

Sturgeon’s is located at 1420 Cornell Avenue in Lovelock, Nevada.  The facility contains over 65,000 square feet and is the security for a $1.475 million loan with Great Basin Bank, having a 20-year amortization with a 5-year maturity at a fixed interest rate of 8.0% per annum.

We believe that the existing facilities in Las Vegas, Reno and Lovelock satisfy our present and foreseeable needs and we do not anticipate any changes.

Item 3.                                   Legal Proceedings

Racusin

On October 6, 2006, the 9th Circuit reversed the Bankruptcy Appellate Panel for the Ninth Circuit (the “BAP”), which previously (April 14, 2005) ruled in our favor that the bankruptcy claim of Racusin was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code (the “Code”).  In reversing the BAP’s ruling, the 9th Circuit ruled that Racusin’s claim was not subject to subordination and remanded the case for further proceedings.

On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.

On June 28, 2007, in the case titled Michael Racusin, d/b/a M. Racusin & Company v. American Wagering, Inc. et al., Case No. 05-15969, the 9th Circuit issued a decision that reversed the ruling in our favor by the BAP on the issue of whether a July 8, 2003 judgment (the “Judgment”) by the United States District Court for the District of Nevada in favor of Racusin, in a breach of contract action against us, was subject to subordination under Section 510(b) of the Code pursuant to our prior plan of reorganization under Chapter 11 of the Code (the “Plan”). In all material respects, the 9th Circuit’s June 28, 2007 decision has the same effect as its October 6, 2006 decision in which it ruled that the Judgment was not subject to subordination (as to which we had filed a petition for rehearing), but the 9th Circuit withdrew the April 14, 2005 decision and replaced it with the June 28, 2007 decision. The 9th Circuit also ruled that no further petitions for a rehearing may be filed.

As a result of the 9th Circuit’s reversal of the BAP’s ruling, and in accordance with our September 3, 2004 Settlement Agreement with Racusin described and included as Exhibit 99.1 in our Form 8-K filed on September 7, 2004 (the “Settlement Agreement”), the 9th Circuit issued its original decision reversing the BAP’s ruling during our fiscal year ended January 31, 2007.

A hearing was scheduled for September 12, 2007 in order to determine the manner and timing of the payments, however, we received notice on September 7, 2007 that the Bankruptcy Court continued the matter until November 2, 2007.  On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company’s motion (the “Revised Payment Schedule”).

The Bankruptcy Court ordered in pertinent part that pursuant to the Order Approving the Plaintiff’s Motion to Deposit Shares of Stock with the Clerk of the Court Pursuant to Fed. R. Bankr. P. 7067 (“Interpleader Order”) previously entered into by the Bankruptcy Court on August 2, 2005, (i) we were to deposit with the Bankruptcy Court amounts provided for in Revised Payment Schedule commencing November 6, 2007, less sums distributed to any lienholders of the Racusin Claim, and continuing each month; and (ii) the clerk of the court was ordered to release and return our previously deposited 250,000 shares of common stock deposited pursuant to the Interpleader Order.

The Interpleader Order did not preclude either party from requesting the court to modify the Revised Payment Schedule in the future.  The Company filed its Corrected Amortization Schedule on March 17, 2008 (“Corrected Amortization Schedule”).  Interest was incorrectly calculated in the Company’s Revised Payment Schedule. Federal Rule of Appellate Procedure 37(b) provides in pertinent part that “[i]f the court modifies or reverses a judgment with a direction that a monetary judgment be entered in the district court, the mandate must contain instructions about the allowance of interest.”  The 9th Circuit’s June 28, 2007 decision did not contain instructions about the allowance of interest, which was incorporated in the Revised Payment Schedule.  Hence, the Company began depositing monies with the Bankruptcy Court according to the Corrected Amortization Schedule commencing March 1, 2008, and will continue to do so unless or until directed otherwise by the Bankruptcy Court. If a complaint is filed by Racusin, there can be no assurance that the Bankruptcy Court will approve our Corrected Amortization Schedule.

The 250,000 shares were returned to the Company and we began payment on November 6, 2007 to satisfy the decision on November 2, 2007.  For fiscal year ended January 31, 2008, the Company has paid $1,124,984 to the U.S. Bankruptcy Court and other lienholders as directed. Payments from February 1 through March 3, 2008 totaled $325,462. At January 31, 2008, approximately $1.67 million remained outstanding to Racusin.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

The Company held its annual stockholders meeting on December 19, 2007.  Items of business set forth in our proxy statement dated November 30, 2007 that were voted on and approved at the annual meeting are as follows:

(1)                                  Election of Directors to serve until our next annual meeting and until their successors are elected and qualified:

	Votes
Nominee	For	Withheld

Robert Barengo	4,790,029	27,850
Bruce Dewing	4,748,341	69,538
Victor J. Salerno	4,716,929	100,950
W. Larry Swecker	4,790,029	27,850
Judith L. Zimbelmann	4,748,341	69,538

(2)                                  Ratify and approve amendment to our Directors Stock Option Plan:

For	Against	Abstain	Broker Non- vote
4,571,579	240,300	6,000	—

(3)           Ratify previous stock option grants under our Directors Stock Option Plan:

For	Against	Abstain	Broker Non- vote
4,567,379	232,500	18,000	—

(4)           Ratify the appointment of Piercy Bowler Taylor & Kern as our independent registered public accounting firm for the fiscal year ending January 31, 2008:

For	Against	Abstain	Broker Non- vote
4,726,349	77,930	13,600	—

PART II

Item 5.                                   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market information.  Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “BETM.”  The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

BETM - Fiscal Year Ending January 31, 2008
Quarter Ended	High $	Low $
April 30, 2007	1.29	0.95
July 31, 2007	1.25	0.85
October 31, 2007	1.00	0.79
January 31, 2008	1.10	0.79

BETM - Fiscal Year Ending January 31, 2007
Quarter Ended	High $	Low $
April 30, 2006	1.83	1.30
July 31, 2006	1.54	0.98
October 31, 2006	1.60	0.97
January 31, 2007	1.45	1.04

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b)           Holders.  As of January 31, 2008, there were 57 record holders of our common stock.  We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Item 6.                                   Selected Financial Data

Not required

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. As to AWIM, we intend to continue developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy’s locations to seek strategic international alliances with third party gaming suppliers and/or gaming operators, if economically feasible, that desire to utilize our expertise in the race and sports industry. These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad. Regarding the Sturgeon’s facility, we intend to continue to evaluate and change the slot mix at Sturgeon’s where and when appropriate, and modify existing procedures to increase efficiency.

Concerning Leroy’s, we intend to continue operating existing sports books, adding new books where and when appropriate, based on our business model, and we intend to continue to become more efficient. We are closely reviewing and analyzing the existing Leroy’s locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any new locations added will be profitable.

We have implemented, and are continuing to initiate, other cost cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in all subsidiaries and began to focus on cost controls. We will continue to evaluate and closely monitor costs, looking for efficiencies and improvements during at least the remainder of fiscal 2009.

During fiscal 2008, our local, regional and national economy has been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline and transportation costs. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. Consumer demand for gambling, due to decreased disposable income, may further decline during an economic downturn or recession. We face the risk that the effects of higher interest rates, continued higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Accordingly, this economic downturn in the United States, could hurt our financial performance if wagering activity decreases. We may undergo additional cost reductions due to a decline in the demand for wagering, depending on the economic conditions.

Liquidity and Capital Resources

Cash Flow

As of January 31, 2008, we had working capital of $87,244, compared to working capital of $1,205,572 at January 31, 2007. The decrease in working capital is primarily due to fewer systems sales and installations in the fiscal year ended January 31, 2008 compared to fiscal 2007 and the cash payments regarding the Racusin matter of $1,124,984.

We believe our working capital position will improve in the future due to: (a) an anticipated reduction in costs resulting from our rigorous expense reduction plan implemented by management in the first quarter of fiscal 2009; (b) an increased demand in fiscal 2009 of our CBS equipment due to certain customers’ desire to obtain new equipment; (c) an improvement in the timeliness and analysis of financial reporting, leading to a shorter reaction time by management to make strategic changes; (d)  the availability of an overdraft protection credit line of $500,000 obtained from U.S. Bank in the first quarter of fiscal 2009, of which $345,000 was unused at April 24, 2008; and (e) additional or expanded sports book locations in fiscal 2008 and the potential for increased locations in fiscal 2009. In addition, payments to Racusin will be substantially less in the future years as compared to fiscal 2008 and we have reduced our general and administrative budget for fiscal 2009 as compared to fiscal 2008. Based on the foregoing and subject to the severity of the economic downturn, we believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows.

If our cash flow from operations and available credit is not sufficient to meet our capital requirements, we will be required to raise additional funds.  If we cannot locate additional sources of capital, we may not be able to fund operations, take advantage of future opportunities, or respond to competitors or changing demands of customers.  In the event we are required to raise additional funds to support our operations, we cannot assure you that the additional funds will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, it would likely have a material adverse effect on our financial condition and operating results.

We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2009), as described above, to help us fund the following: payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; Racusin obligation; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of  2002; and debt service. However, there can be no assurance that we will be profitable in the future.

Our principal cash requirements consist of cash provided by operations for fiscal 2008 of $0.2 million as compared to the cash provided by operations of $3.0 million for fiscal 2007, primarily due to decreased systems sales and installations and the payments of $1.1 million in fiscal 2008 for the Racusin matter compared to no such payments in fiscal 2007. In fiscal 2007, we recorded systems and software sales and installations of approximately $4.0 million compared to approximately $0.9 million in similar sales in the fiscal year ended January 31, 2008.

Net cash used in investing activities for fiscal 2008 was approximately $1.2 million as compared to approximately $0.9 million for fiscal 2007, primarily as a result of the purchase of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment and increased deposits of approximately $0.2 million into our restricted cash accounts, due to increased collateral provided for our gaming bond. See Regulation section below.

Net cash used in financing activities for fiscal year ended January 31, 2008 was approximately $285,000 compared to approximately $190,000 in cash provided by financing activites for fiscal 2007 primarily due to fewer dollars borrowed in the current period.

Regulation

Pursuant to NGC Regulation 22.040, Leroy’s is required to maintain a reserve (cash, surety bonds, irrevocable standby letter of credit, etc.) in order to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits.  Leroy’s has met this requirement by the purchase of a surety bond issued from Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”). Prior to September 1, 2006, the amount in this reserve was $2.4 million.  Due to increased wagering activity, the Company increased this reserve to $3.0 million as of September 1, 2006 and then to $3.4 million on November 16, 2007.   Due to lower wagering activity subsequent to the completion of the current year’s football season, on February 22, 2008, Leroy’s reduced its surety bond with Fidelity from $3.4 million to $2.8 million.  The surety bond is secured by a $1.2 million irrevocable letter of credit (“LOC”) issued by Great Basin Bank of Nevada for the benefit of Fidelity.  The LOC is secured by a $1.2 million certificate of deposit held by Great Basin Bank of Nevada.

An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy’s and/or requiring a significant reduction in the handle (total amount wagered).

Cash Obligations

We believe we will continue to successfully meet our long-term obligations.  The following table summarizes our cash payment obligations, including short term debt and long term debt and operating lease obligations for the next five fiscal years:

	2009	2010	2011	2012	2013	2014 and Beyond	Total
Sturgeon’s	$291,753	$176,673	$67,489	$37,686	$40,552	$1,252,875	$1,867,028
Kiosks	208,979	133,600	—	—	—	—	342,579
Racusin	750,000	300,000	300,000	300,000	21,662	—	1,671,662
Salerno	—	94,148	286,625	—	—	—	380,773
Other	29,429	28,775	6,570	—	—	—	64,774
Operating Leases	1,380,571	1,291,865	509,891	444,981	155,169	17,525	3,800,002
Total	$2,660,732	$2,025,061	$1,170,575	$782,667	$217,383	$1,270,400	$8,126,818

Note: As of January 31, 2008, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.

Sturgeon’s

In conjunction with the acquisition of Sturgeon’s on March 1, 2006, we entered into three financing agreements as follows:

(1) A loan from Great Basin Bank, which was amended in February 2008. The Great Basin Bank original loan (1A) was amended to change the payment terms (1B) as follows:

	(1A) Great Basin Bank Original Loan	(1B) Great Basin Bank Amended Loan
Date:	February 21, 2006	February 7, 2008
Lender:	Great Basin Bank of Nevada	Great Basin Bank of Nevada
Borrower:	AWIG	AWIG
Guarantor #1:	AWI	AWI
Guarantor #2:	Sturgeon’s	Sturgeon’s
Facility:	Commercial loan	Commercial loan
Amount:	$1,500,000	$1,425,000 (Sturgeon’s paid down $75,000 in February 2008)
Rate:	Wall Street Journal- prime +2%	8% fixed interest rate per annum
Maturity Date:	March 1, 2008 (interest only is payable prior to maturity)	20 year amortizing loan with a balloon payment at maturity February 7, 2013
Collateral:	1st deed of trust on Sturgeon’s Inn & Casino and a security interest in Sturgeon’s Inn & Casino personal property and fixtures	1st deed of trust on Sturgeon’s Inn & Casino and a security interest in Sturgeon’s Inn & Casino personal property and fixtures
Prepayment Penalty:	None	None

Negative Covenants-(for Great Basin Bank Amended Loan only)

AWIG may not do any of the following (unless the bank consents):

(a)	create, incur or assume other indebtedness, except for trade debt incurred in the normal course of business;
(b)	pledge assets to secure other borrowings;
(c)	make loans to, or investments in, any other person or entity or guaranty any other parties’ debts other than in the ordinary course of business; or
(d)	pay dividends (including to AWI).

(2)                              A loan from Victor and Terina Salerno of $300,000 pursuant  to a Guaranty Agreement at an interest rate of 10.0% per annum and which was repaid in fiscal 2007.

(3)           Equipment loans from International Game Technology (“IGT”) for casino equipment were made subsequent to the acquisition of Sturgeon’s. AWI entered into two contracts payable with IGT, of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum for casino equipment. In fiscal 2008, AWI entered into three additional similar loans with IGT, one maturing in fiscal 2010 and the other two maturing in 2011, with a total balance outstanding of $442,028 at January 31, 2008.  See table below.

(1A and 1B) Great Basin Bank Amended Loan, net of a $75,000 principal reduction	$1,425,000
(3)IGT equipment loans, of which $264,684 represents the current portion	442,028
Total Sturgeon’s long-term debt	$1,867,028

Kiosks

On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee).  Lease payments are $238,032 per year for 3 years, including interest at 11.675%.  At the conclusion of the lease term, the Company may exercise a bargain re-purchase option for $1.  Accordingly, the Company has accounted for this transaction as a capital lease.  The outstanding balance as of January 31, 2008 was $342,579.

Racusin

As of January 31, 2008, $1,671,662 of long-term debt was outstanding for the Racusin matter.

Salerno

On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a Guaranty Agreement with AWI.  The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. This current line of credit expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno’s residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008.  The Company paid two principal and interest payments totaling $25,814 in fiscal 2008 and will pay 12 interest only payments of $3,839 per month in fiscal 2009, plus 21 principal and interest payments of $12,907 each with a balloon payment due in November 2010 of $253,627. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. The payments described above take in consideration the additional borrowing.

Other

Various automobile loans, totaling $64,774 as January 31, 2008 are also included in long-term debt with various maturities ranging from one to five years and interest rates ranging from 11.5% to 12.0%. These vehicles are generally the service automobiles utilized in the Leroy’s and CBS operations.

Operating Leases

Included in the operating leases are rents payable at the Leroy’s sports book operating locations, rent for our corporate headquarters, and office equipment and vehicles leases.  Rent at the Leroy’s locations includes the base rent due per the contract terms.  The rental leases also include locations in which the rent is calculated based on a formula relating to the activity of the location.  The rent to be paid for those locations was estimated for the purpose of this schedule.

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

Results of Operations

We report our results of operations through three operating segments: Wagering, Hotel/Casino and Systems. Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure that is used by us in allocating the appropriate level of resources and assessing performance of each segment.

Summary	2008	2007	$ Change	% Change
Revenues	$18,732,355	$19,370,393	$(638,038)	(3.29)
Costs and Expenses	19,413,280	17,168,929	2,244,351	13.07
Other Income (Expense)	(83,088)	(370,764)	287,676	(77.59)
Income (Loss) Before Income Taxes	(764,013)	1,830,700	(2,594,713)	(141.73)

The decrease in revenues for the year ended January 31, 2008 is attributed to a decrease in Systems segment revenues of $2,975,997 (-44.82%); partially offset by an increase in Wagering segment revenues of $2,199,675 (+22.25%) and increased Hotel/Casino segment revenues of $138,284 (+4.86%).

The decrease in other income (expense) for the year ended January 31, 2008 is due, in part, to the following factors: interest income decreased $2,470 (-2.38%); interest expense increased $76,963 (+37.85%); litigation expense decreased $319,485 (-82.62%); and other income increased $47,624 (+41.18%).

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the fiscal year ended January 31, 2008 increased $2,199,675 (+22.25%) from the fiscal year ended January 31, 2007. This increase is attributed to the following factors:

We experienced increased baseball and football handle during fiscal 2008 compared to fiscal 2007 due to having more locations and the improvements and expansion of some of our previously existing locations. These increases in handle resulted in increased revenues for this period.

Wagering Segment total costs and expenses for the fiscal year ended January 31, 2008 increased $3,687,804 (+43.86%) from the fiscal year ended January 31, 2007. This increase is attributed to the following factors:

Direct costs increased primarily due to increased expenses related to establishing new locations, advertising expenses, wages due to additional locations, increased communication costs and increases in rent paid for our Leroy’s sports book locations.

Selling, general and administrative costs increased primarily due to increases in various administrative costs in fiscal 2008 compared to fiscal 2007, primarily related to the expansion of the new locations and increased build-outs, renovations, televisions, and general operational costs per location.

Management fees allocated to the segments from the AWI parent increased due to increased insurance, legal, public company costs, and severance and bonuses paid pursuant to employment contracts.

Depreciation and amortization expense increased over the prior fiscal year primarily due to a cumulative net increase in capitalized acquisitions, particularly in sports book locations, compared to fiscal 2007.

Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility in the win percentage. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

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

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s. Sturgeon’s operations were acquired on March 1, 2006.

Hotel/Casino Segment revenues for the fiscal year ended January 31, 2008 increased $138,284 (+4.86%) from the fiscal year ended January 31, 2007. This increase is attributed to the following factors:

Casino revenues increased primarily due to the inclusion of all twelve months in fiscal 2008, compared to eleven months in fiscal 2007, along with increased handle.

Hotel revenues increased due to the inclusion of all twelve months in fiscal 2008, compared to eleven months in fiscal 2007, along with increased room occupancies, due to various special promotions and a one-time large room contract.

Food and Beverage revenues increased primarily due to increased banquet and special events in fiscal 2008 compared to fiscal 2007.

Casino cash incentives and other promotional allowances increased for fiscal 2008 compared to fiscal 2007 due to increased casino and food and beverage promotions.

Hotel/Casino Segment total costs and expenses for the twelve months ended January 31, 2008 decreased $154,432
(-4.97%) from the twelve months ended January 31, 2007. This decrease is attributed to the following factors:

Direct costs for the casino operations increased slightly over the prior fiscal year ended January 31, 2007 primarily due to the inclusion of all twelve months in the period ended January 31, 2008 compared to eleven months in the period ended January 31, 2007, partially offset by the lack of start up costs in fiscal 2008 compared to fiscal 2007.

Direct costs for the hotel operations increased primarily due to the inclusion of all twelve months in the period ended January 31, 2008 compared to eleven months in the period ended January 31, 2007, along with increased expenses in repairing and maintaining the hotel rooms.

Direct costs for the food and beverage operations decreased primarily due to decreased personnel costs and equipment rental expenses in fiscal 2008 compared to fiscal 2007.

Selling, general and administrative costs for Sturgeon’s have increased primarily due to increased hotel and casino personnel costs and increased utility costs due primarily to the inclusion of all twelve months in the period ended January 31, 2008 compared to the eleven months in the period ended January 31, 2007.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the fiscal year ended January 31, 2008 decreased $2,975,997 (-44.82%) from the fiscal year ended January 31, 2007. This decrease is attributed to the following factors:

System sales decreased from the prior fiscal year due to a decreased number of sales. Sales and installations to a property typically occur every three to five years. In the fiscal year ended January 31, 2007, we recorded these type of systems and software sales of approximately $4.0 million compared to approximately $0.9 million in similar sales in the fiscal year ended January 31, 2008. These types of infrequent sales are cyclical in nature and depend on factors such as new casino openings and the timing of individual casino customers’ needs to replace or upgrade the equipment. Additionally, in fiscal 2007 there was a higher than normal demand for many casinos to upgrade their equipment compared to fiscal 2008.

Revenues from maintenance contracts increased over the prior fiscal year. This increase is attributable to the addition of new customers during fiscal 2007 and 2008, and the cost of living increases charged to current customers.

Systems Segment total costs and expenses for fiscal year ended January 31, 2008 decreased $1,289,021 (-22.81%) from the fiscal year ended January 31, 2007. This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior twelve months ended January 31, 2007, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a decline in the number of sales installations.

Research and development costs decreased from the prior fiscal year primarily due to improvement in efficiencies in this area and decreased demand of additional costs due to decreased sales of equipment in the current year.

Management fees allocated to the segments from the AWI parent increased due to increased insurance, legal, public company costs, and severance and bonuses paid pursuant to employment contracts.

Depreciation and amortization increased from the prior fiscal year ended January 31, 2007 due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other Income (Expense).

The other income (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income: The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve. (Refer to the discussion regarding this matter located in “Liquidity and Capital Resources” above.) The slight decrease of the interest income is attributable to lower interest rates and lower amounts earned in our checking accounts.

Interest Expense: The increase in interest expense is primarily due to our financing of Sturgeon’s, including three additional loans totaling $295,629 for casino equipment obtained in the second quarter of fiscal 2008. (Refer to the discussion regarding the Sturgeon’s acquisition financing located in “Liquidity and Capital Resources” above.)

Litigation Expense:  Litigation expense of $67,213 was recorded in fiscal 2008 related to interest charges regarding the Racusin litigation, compared to Racusin litigation expense of $329,396 for the prior fiscal year, and is therefore non-operating.

Other: Other increased $47,624 primarily due to increased rental income and various other income in the twelve months ended January 31, 2008 compared to the same period in the prior year.

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

Wagering

We record wagering revenues in compliance with Nevada law and the regulations of the Nevada gaming regulators.  For sports and non-pari-mutuel race, we use an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers.  This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period.  For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.  Other sources of revenue are relatively insignificant.

Hotel/Casino Revenue

We report the wagering revenues of Sturgeon’s, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators.  These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates.  We do estimate certain liabilities with payment periods that extend for longer than several months.  We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future.  Future actual results might differ materially from these estimates.  Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts.  Bingo revenue is calculated as the total handle (the amount wagered) less the payouts.  For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned.  The Sturgeon’s acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon’s operation were reported for the first time in the fiscal year ended January 31, 2007 and for fiscal 2008, the entire 12 months of revenues and expenses are reported in this Form 10-K.

System — Software

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

System — Hardware

We recognize hardware revenue (including any related installation revenue) upon installation of the hardware.

System — Maintenance

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

Accounting for Income Taxes

Effective February 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  Accordingly, we have reviewed our previously filed tax returns and particularly our net operating loss carryforwards available to reduce current and future tax obligations and assessed the valuation allowance we established against our deferred tax assets for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of January 31, 2008. We additionally believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that $440,481 of our net deferred tax asset, which resulted primarily from net loss carryforwards, will be realized. Based on our evaluation, management believes that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our net operating loss carryforwards or the related deferred tax assets or the related valuation allowance.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009, except that for nonfinancial assets and liabilities, it will not become effective for us until the following year unless SFAS No. 159 is adopted earlier. We do not presently intend to adopt SFAS No. 159, and are currently evaluating the likely impact of SFAS No. 157 on our future consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. Since we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated

Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests in any of its subsidiaries.

Item 7A.                         Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.                                   Financial Statements and Supplementary Data

Audited Financial Statements for Years Ended January 31, 2008 and 2007, including:

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

d.             Consolidated Statements of Stockholders’ Equity

e.             Consolidated Statements of Cash Flows

f.              Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Wagering, Inc.

We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2008 and 2007, and the results of its operations and cash flows for the years ended January 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants
Las Vegas, Nevada
May 12, 2008

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,316,595	$4,537,424
Restricted Cash	1,323,688	1,113,656
Accounts Receivable, net of allowance for doubtful accounts of $2,835 in 2008	345,145	719,855
Inventories	443,639	357,330
Deferred Tax Assets, net of allowance	440,481	440,481
Prepaid Expenses and Other	497,056	573,750
	6,366,604	7,742,496
Property and Equipment, net of accumulated depreciation and amortization	4,783,451	4,461,665
Goodwill	103,725	103,725
Other	289,192	864,391
	$11,542,972	$13,172,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$1,280,161	$1,880,617
Accounts Payable	1,055,547	788,729
Accrued Expenses	1,006,310	1,337,934
Unpaid Winning Tickets	1,401,382	1,198,373
Customer Deposits and Other	1,535,960	1,331,271
	6,279,360	6,536,924
Long-Term Debt, less current portion	3,046,655	3,305,029
Other Long-Term Liabilities	655,693	988,292
	3,702,348	4,293,321
Redeemable Series A Preferred Stock (3,238 Shares)	323,800	323,800
	10,305,508	11,154,045
STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued and outstanding	81,299	81,299
Additional Paid-In Capital	12,246,651	12,121,822
Deficit	(11,855,393)	(10,949,796)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)
	1,237,464	2,018,232
	$11,542,972	$13,172,277

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

	2008	2007
REVENUES:
Wagering	$12,085,243	$9,885,568
Hotel/Casino	2,982,610	2,844,326
Systems	3,664,502	6,640,499
	18,732,355	19,370,393
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	10,184,125	6,978,652
Hotel/Casino	2,325,003	2,570,895
Systems	1,389,255	2,251,270
	13,898,383	11,800,817
Operating Expenses:
Research and Development	952,163	1,131,265
Selling, General and Administrative	3,625,376	3,499,623
Depreciation and Amortization	937,358	737,224
	5,514,897	5,368,112
	19,413,280	17,168,929
OPERATING INCOME (LOSS)	(680,925)	2,201,464

OTHER INCOME(EXPENSE):
Interest Income	101,135	103,605
Interest Expense	(280,276)	(203,313)
Litigation Expense	(67,213)	(386,698)
Other	163,266	115,642
	(83,088)	(370,764)
NET INCOME(LOSS)	$(764,013)	$1,830,700
NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.11)	$0.21
DILUTED	N/A	$0.21

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Equity
Balances, February 1, 2006	10,924	$1,092,400	8,248,864	$82,488	61,100	$(327,493)	$14,139,686	$(12,638,876)	$2,348,205

Preferred Stock Dividends								(141,620)	(141,620)

Net Income								1,830,700	1,830,700

Racusin Settlement			(250,000)	(2,500)			(2,377,500)		(2,380,000)

Stock options exercised			131,016	1,311			81,174		82,485

Stock based compensation expense							278,462		278,462

Balances, January 31, 2007	10,924	1,092,400	8,129,880	81,299	61,100	(327,493)	12,121,822	(10,949,796)	2,018,232

Preferred Stock Dividends								(141,584)	(141,584)

Net Loss								(764,013)	(764,013)

Stock based compensation expense							124,829		124,829

Balances, January 31, 2008	10,924	$1,092,400	8,129,880	$81,299	61,100	$(327,493)	$12,246,651	$(11,855,393)	$1,237,464

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES
Net cash provided by operating activities	$237,947	$3,038,802

INVESTING ACTIVITIES
Gross increases in restricted cash	(1,751,275)	(2,280,869)
Withdrawals from restricted cash	1,541,243	2,463,417
Proceeds from the sale of property and equipment	14,943	68,033
Purchase of property and equipment	(978,356)	(1,163,462)
Net cash used in investing activities	(1,173,445)	(912,881)

FINANCING ACTIVITIES
Proceeds from borrowings	400,000	900,000
Repayment of borrowings	(543,747)	(650,807)
Dividends on preferred stock	(141,584)	(141,620)
Stock options exercised	—	82,485
Net cash provided by (used in) financing activities	(285,331)	190,058

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,220,829)	2,315,979

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,537,424	2,221,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,316,595	$4,537,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$429,410	$203,313

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2008 AND 2007

1.             Nature of Operations and Background Information

Organization and Business

American Wagering, Inc. (“AWI”) is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries.  Leroy’s Horse & Sports Place, Inc. (“Leroy’s”) owns and operates 62 (as of April 11, 2008) race and sports wagering locations (“books”) in leased space within nonrestricted casinos throughout the state of Nevada.  Computerized Bookmaking Systems, Inc. (“CBS”), designs, sells, installs, and maintains computerized race and sports wagering systems.  AWI Manufacturing, Inc. (“AWIM”) develops and leases self-service race and sports wagering kiosks to the gaming industry. AWI Gaming, Inc. (“AWIG”) was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly-owned subsidiary of AWIG, formed in July 2005 for the purpose of owning and operating Sturgeon’s Inn & Casino in Lovelock, Nevada (“Sturgeon’s”), which acquisition was completed on March 1, 2006.

Contest Sports Systems, Inc. (“CSS”), formerly a wholly-owned subsidiary of CBS, was dissolved effective January 29, 2007 due to inactivity.  CSS had no significant income or expenses in fiscal 2007.  AWI International, Inc. (“AWI Int’l”), formed in fiscal 2007, was established to provide various services to gaming suppliers and gaming operators in foreign jurisdictions where wagering on race and sporting events is licensed. AWI Int’l was dissolved effective August 27, 2007. However, the Company still may, through our established CBS subsidiary, seek strategic alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry. The dissolution of CSS and AWI Int’l had no significant financial statement impact.

Basis of Presentation

The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the “Company”).  All subsidiaries are wholly-owned by AWI, with the exception of Sturgeon’s which is wholly-owned by AWIG.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

Concentrations

Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering.  All of the Company’s wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events.  If the professional football season were to be interrupted, this could have a significant adverse impact on future operations.  Management also estimates that a significant amount of the Company’s Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations.  In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

The Company manages its concentrations of credit risk by requesting deposits; evaluating the creditworthiness of systems’ customers before extending credit; and by perfecting and using, when necessary, security interests in the hardware and software.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are evaluated quarterly for collectability, and carried net of an appropriate allowance, at their estimated collectible value. Since customer credit is generally extended on a short-term basis, trade receivables do not bear interest, although a finance charge may be applied to accounts that are more than 30 days past due.

The allowances for doubtful accounts represent allowances for trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their estimated net realizable value. The Company records these allowances as a charge to general and administrative expenses.

In establishing an allowance for doubtful accounts, if any, the Company is required to make judgments based on historical data and future expectations regarding the collectability of the amount owed to the Company. The Company considers, among other things, the customer’s financial condition; the relative strength of the Company’s legal position, including the related cost of any proceedings; the amounts on the aging schedule; historical payment information; and the general economic conditions.

Generally, accounts for which no payments have been received for three consecutive months are considered delinquent, and the customary collection efforts are initiated. Accounts for which no payments have been received for 12 months or if management becomes aware that no payment will be made to the Company, are written off. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances were provided.

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

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with initial maturities of three months or less.  Excluded from cash and cash equivalents, but included in current assets, are restricted cash amounts primarily required to be maintained on deposit with a bank under Nevada Gaming Commission Regulation 22.040, to fund gaming losses.

Inventories

Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market value.

Property and Equipment

Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the depreciable assets (generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term for leasehold improvements).

Goodwill

As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS. Goodwill is evaluated periodically and at least annually, for impairment as events or circumstances warrant.  Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company.  There were no impairment provisions taken for the fiscal years ended January 31, 2008 or 2007.

Revenue Recognition

Service revenues are principally recognized as products or services are provided to customers; the Company does not bill in advance. Advance deposits, if any, are recorded as deferred revenue until services are provided to the customer.

Sales and similar revenue-based taxes collected from customers are excluded from revenue but rather are recorded as a liability, which is payable to the appropriate taxing authority and included in accrued expenses.

Wagering

The Company records wagering revenues in compliance with Nevada law and with the regulations of the Nevada gaming regulators.  For sports and non-pari-mutuel race wagering, the Company uses an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) and is decreased by the total amount owed to patrons with winning wagers.  This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period.  For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.

Hotel/Casino

Revenues of Sturgeon’s (Note 11) consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue.  Casino revenue, being reported for the first time for fiscal year ended January 31, 2007, and for the full fiscal year ended January 31, 2008, is the aggregate net difference between gaming wins and losses.  Food and beverage and other operating revenues are recognized as services are performed.  Advance deposits, if any, are recorded as deferred revenue until the goods or services are provided to the customer.  Sturgeon’s casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue.  Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.) Accordingly, cash incentives to patrons for gambling, which are not material, have been recognized as a direct reduction of casino revenue.  Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material.  The estimated cost of providing such gratuities is included in wagering direct expenses.

System — Software

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

System — Hardware

The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware.

System — Maintenance

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

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense was $683,037 and $395,091 for the fiscal years ended January 31, 2008 and 2007, respectively.

Stock-Based Compensation

On February 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

Prior to February 1, 2006, the Company accounted for stock-based employee compensation (Note 5) using the intrinsic value method in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense for the years ended January 31, 2008 and 2007, causing income before and after income tax provision to decrease by $124,829 ($0.02 per share, basic and diluted) and $278,462 ($0.03 per share, basic and diluted), respectively.  In addition, SFAS No. 123(R) requires the excess tax benefits from stock option exercises, tax deductions in excess of the tax benefits recorded for compensation cost recognized, to be classified as a financing activity.  There were no excess tax benefits recognized in fiscal 2008 or 2007, because of the utilization of our net operating loss carryforward.

The estimated per share weighted-average fair value of stock options granted during fiscal 2008 and 2007, was $0.96 and $1.09, respectively.  Stock options expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award’s vesting period.  We have estimated the fair value of options granted at the date of grant using the Black-Scholes Multiple Option pricing model with the following weighted-average assumptions in the fiscal years ended January 31:

	2008	2007
Risk-free interest rate	4.0%	4.0%
Expected life of options (in years)	5.47	6.23
Expected volatility of stock price	82.43%	75.41%
Expected dividend yield	0.0%	0.0%

The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees.  The risk-free rate used was based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility was based on historical volatility for the Company over the past two years post bankruptcy.  The expected dividend yield is based on the historical information that the Company did not have dividends in prior years.

The Company granted stock options for 30,800 and 40,000 shares of common stock to employees and non-employee directors in fiscal 2008 and 2007, respectively.

Legal Defense Costs

In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded allowances for probable losses equal to the lower end of the estimated probable loss range for the matters discussed in Note 6b and periodically revises these estimates as known facts and circumstances change. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Net Income (Loss) Per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period.  Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.  Except for loss periods, net income per common share considers potentially dilutive securities, which consist solely of stock options of 3,200 and 112,400 at January 31, 2008 and 2007, respectively.  Diluted net loss per common share is not presented for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amounts of potentially anti-dilutive common shares that have been excluded from the calculation of basic net income (loss) per share were 551,283 and 261,444 at January 31, 2008 and 2007, respectively.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented.

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
2008
Net loss	$(764,013)
Less preferred stock dividends (Note 4)	(141,584)
Basic net loss per common share:
Net loss available to common shares	(905,597)	8,128,369		$(0.11)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

2007
Net income	$1,830,700
Less preferred stock dividends (Note 4)	(141,620)
Basic net income per common share:
Net income available to common shares	1,689,080	8,178,991		$0.21
Effect of dilutive stock options		10,518
Diluted net income per common share:
Net income available to common shares	$1,689,080	8,189,509		$0.21

* Diluted income (loss) per share is not applicable for loss periods.

2.             Property and Equipment

Prior to the year ended January 31, 2006, the Company completed a sale and leaseback of a building with an unrelated party.  The Company realized a gain of $1,638,000 on the sale of the building.  However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain, consisting of $327,600, was recognized in each of the years ended January 31, 2008 and 2007.  The remainder of the gain has been deferred and will be amortized against the lease payments over the initial lease term (ending in December 2009); the deferred gain balance is carried on the consolidated balance sheet as “Other Long-Term Liabilities.”

Property and equipment consists of the following as of January 31, 2008 and 2007:

	2008	2007
Land	$505,558	$505,558
Building and building improvements	823,540	813,824
Leasehold improvements	195,477	147,207
Equipment, furniture and fixtures	7,298,981	6,122,131
	8,823,556	7,588,720
Less accumulated depreciation and amortization	4,040,105	3,127,055
	$4,783,451	$4,461,665

3.                                      Long-term Debt

Total long-term debt maturities as of January 31, 2008 are as follows:

	2009	2010	2011	2012	2013	2014 and Beyond	Total
Sturgeon’s	$291,753	$176,673	$67,489	$37,686	$40,552	$1,252,875	$1,867,028
Kiosks	208,979	133,600	—	—	—	—	342,579
Racusin	750,000	300,000	300,000	300,000	21,662	—	1,671,662
Salerno	—	94,148	286,625	—	—	—	380,773
Other	29,429	28,775	6,570	—	—	—	64,774
Total	$1,280,161	$733,196	$660,684	$337,686	$62,214	$1,252,875	$4,326,816

Sturgeon’s

On March 1, 2006, AWIG acquired Sturgeon’s for $1,800,000, which originally included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s and a loan for $300,000 from Victor Salerno, AWI’s CEO, and his wife, Terina Salerno, AWI’s General Counsel, which was repaid prior to January 31, 2007.  Interest on the bank loan was payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal was due in a single payment on March 1, 2008. On February 7, 2008, the terms of this loan agreement were amended, extending the maturity date to February 4, 2013, with the payments amortized over 20 years, and changing the interest to a fixed rate of 8.0% per annum.

Subsequent to the acquisition, AWI entered into two casino equipment contracts payable with International Game Technology (“IGT”), of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum. In fiscal 2008, AWI entered into three additional similar loans with IGT, one maturing in fiscal 2010 and the other two maturing in 2011, with a total balance outstanding of $442,028 at January 31, 2008.  See table below.

Bank Loan, net of a $75,000 principal reduction	$1,425,000
IGT equipment loans, of which $264,684 represents the current portion	442,028
Total Sturgeon’s long-term debt	$1,867,028

Kiosks

On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee).  Lease payments are $238,032 per year for 3 years, including interest at 11.675%.  At the conclusion of the lease term, the Company may exercise a bargain re-purchase option for $1.  Accordingly, the Company has accounted for this transaction as a capital lease.

Racusin

The total amount of Racusin long-term debt was $1,671,662 outstanding at January 31, 2008, bearing interest at a rate of 8.0% per annum.

Salerno

On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a

Guaranty Agreement with AWI.  The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. This current line of credit expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno’s residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008.  The Company paid two principal and interest payments totaling, $25,814 in fiscal 2008 and will pay 12 interest only payments of $3,839 per month in fiscal 2009, plus 21 principal and interest payments of $12,907 each with a balloon payment due in November 2010 of $253,627. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. The payments described above take in consideration the additional borrowing.

Other

Other consists primarily of various automobile loans, most of which mature in 2010, with interest rates ranging from 11.5% to 12.0%.

4.                                      Series A Preferred Stock

The Series A Preferred Stock is held by two persons.  One shareholder is an officer and director of the Company (the “Officer/Director Shareholder”); owning a total of 8,900 shares (5,662 regular shares and 3,238 redeemable shares).  The other shareholder is a director of the Company (the “Director Shareholder”); owning a total of 5,262 shares (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by the Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share.  Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid.  The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro- rata basis) in part, at any time at the option of the Company.  There were no shares called during the fiscal years ending January 31, 2008 or 2007.  The holders of Series A Preferred Stock are not entitled to vote  (on a cumulative basis or otherwise) as a class or with AWI’s common stock (the “Common Stock”) upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

Over the years, the Officer/Director Shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares were called, and accordingly, the affected 3,238 shares have been reclassified as “Redeemable Series A Preferred Stock” (in the liabilities section); these may be put to the Company for redemption at any time.

5.                                      Capital Stock and Stock Options

Stock Repurchase

In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company’s publicly held Common Stock from time to time in the open market.  As of January 31, 2008, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting.  The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company’s financial position.

2001 Stock Option Plan

In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and no more than 1,150,000 options in total may be granted under the 2001 Employee Stock Option Plan (the “2001 Plan”). The 2001 Plan does not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors. Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The 2001 Plan is scheduled to terminate on August 8, 2011, except as to the outstanding stock options on that date.

The following tables summarize the current status of the 2001 Plan:

	2008		2007
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Fiscal Year	737,749	$1.81	887,998	$1.64
Granted Price > or = Market Price	30,000	0.96	30,000	1.50
Exercised	—	—	(131,016)	0.62
Cancelled	(39,250)	2.00	(49,233)	1.79
Outstanding at End of Fiscal Year	728,499	1.76	737,749	1.81
Exercisable at End of Fiscal Year	468,499		362,000

Outstanding and Exercisable by Price Range as of January 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.96	30,000	9.51	$0.96	—	$0.96
$1.25	100,000	5.87	1.25	40,000	1.25
$1.50	30,000	4.34	1.50	10,000	1.50
$1.80	250,000	7.36	1.80	100,000	1.80
$2.00	318,499	3.46	2.00	318,499	2.00
	728,499	5.41	1.76	468,499	1.86
Available For Grant	189,567

Vesting Schedule

Vested at January 31, 2008	468,499
Vesting, fiscal year ending January 31, 2009	90,000
Vesting, fiscal year ending January 31, 2010	90,000
Vesting, fiscal year ending January 31, 2011	80,000
Vesting, fiscal year ending January 31, 2012	—
Number of Options Outstanding at January 31, 2008	728,499

Directors Stock Option Plan

In 1996, the Company adopted the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan was extended in August 2006 to terminate on April 30, 2011. Beginning in fiscal year 2002, each non-employee director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee director serves. In October 2007, the Board of Directors ratified this practice as an amendment to the Directors Plan and such prior grants and amendments to the Directors Plan were approved by the stockholders at the last Annual Stockholders’ Meeting held in December 2007. No more than 40,000 options may be granted pursuant to the Directors Plan, which will be exercisable on the anniversary of the date of grant and will expire no later than 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.

The following tables summarize the current status of the Directors Plan:

	2008		2007
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at Beginning of Year	20,000	$1.30	10,000	$1.59
Granted Price > or = Market Price	800	0.79	10,000	1.00
Outstanding at End of Year	20,800	1.28	20,000	1.30
Exercisable at End of Year	20,000		6,200

Outstanding and Exercisable by Price Range as of January 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
PRICE RANGE	NUMBER OUTSTANDING	REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.12	400	5.00	$0.12	400	$0.12
$0.15	800	6.00	0.15	800	0.15
$0.35	400	4.00	0.35	400	0.35
$0.55	800	7.00	0.55	800	0.55
$0.79	800	1.00	0.79	—	0.79
$1.00	10,000	8.52	1.00	10,000	1.00
$2.00	7,600	7.58	2.00	7,600	2.00
January 31, 2008	20,800	9.16	1.30	20,000	1.33
Available For Grant	19,200

Vesting Schedule

Vested at January 31, 2008	20,000
Vesting, fiscal year ending January 31, 2009	800
Vesting, fiscal year ending January 31, 2010	—
Number of Options Outstanding at January 31, 2008	20,800

6.             Commitments and Contingencies

a. Gaming Reserve Requirement

Pursuant to NGC Regulation 22.040, Leroy’s is required to maintain a reserve (cash, surety bonds, irrevocable standby letter of credit, etc.) in order to cover any outstanding wagering liability such as unpaid winning tickets, future tickets and telephone account deposits.  Leroy’s has met this requirement by the purchase of a surety bond.  Prior to September 1, 2006, the amount in this reserve was $2.4 million.  Due to increased wagering activity, the Company increased this reserve to $3.0 million as of September 1, 2006 and then to $3.4 million on November 16, 2007.   Due to lower wagering activity subsequent to the completion of the current year’s football season, on February 22, 2008, Leroy’s reduced its surety bond from $3.4 million to $2.8 million.  The surety bond is secured by a $1.2 million irrevocable letter of credit (“LOC”).  The LOC is secured by a $1.2 million certificate of deposit held by a bank.

An inability to maintain or increase the reserve as necessary would have an adverse impact upon the Company including, but not limited to, requiring a significant reduction in the number of locations operated by Leroy’s and/or requiring a significant reduction in the handle (total amount wagered).

b. Litigation Judgments and Settlements

Currently, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority, except as noted below.

Racusin

On October 6, 2006, the 9th Circuit reversed the BAP, which previously (April 14, 2005) ruled in our favor that the bankruptcy claim of Racusin was subject to subordination under Section 510(b) of the U.S. Bankruptcy Code (the “Code”).  In reversing the BAP’s ruling, the 9th Circuit ruled that Racusin’s claim was not subject to subordination and remanded the case for further proceedings.

On October 20, 2006, we petitioned the 9th Circuit for a panel rehearing or, in the alternative, a rehearing en banc.

On June 28, 2007, in the case titled Michael Racusin, d/b/a M. Racusin & Company v. American Wagering, Inc. et al., Case No. 05-15969, the 9th Circuit issued a decision that reversed the ruling in our favor by the BAP on the issue of whether a July 8, 2003 judgment (the “Judgment”) by the United States District Court for the District of Nevada in favor of Racusin, in a breach of contract action against us, was subject to subordination under Section 510(b) of the Code pursuant to our prior plan of reorganization under Chapter 11 of the Code (the “Plan”). In all material respects, the 9th Circuit’s June 28, 2007 decision has the same effect as its October 6, 2006 decision in which it ruled that the Judgment was not subject to subordination (as to which we had filed a petition for rehearing), but the 9th Circuit withdrew the April 14, 2005 decision and replaced it with the June 28, 2007 decision. The 9th Circuit also ruled that no further petitions for a rehearing may be filed.

As a result of the 9th Circuit’s reversal of the BAP’s ruling, and in accordance with our September 3, 2004 Settlement Agreement with Racusin described and included as Exhibit 99.1 in our Form 8-K filed on September 7, 2004 (the “Settlement Agreement”), the 9th Circuit issued its original decision reversing the BAP’s ruling during our fiscal year ended January 31, 2007.

A hearing was scheduled for September 12, 2007 in order to determine the manner and timing of the payments, however, we received notice on September 7, 2007 that the Bankruptcy Court continued the matter until November 2, 2007.  On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company’s motion (the “Revised Payment Schedule”).

The Bankruptcy Court ordered in pertinent part that pursuant to the Order Approving the Plaintiff’s Motion to Deposit Shares of Stock with the Clerk of the Court Pursuant to Fed. R. Bankr. P. 7067 (“Interpleader Order”) previously entered into by the Bankruptcy Court on August 2, 2005, (i) we were to deposit with the Bankruptcy Court amounts provided for in Revised Payment Schedule commencing November 6, 2007, less sums distributed to any lienholders of the Racusin Claim, and continuing each month; and (ii) the clerk of the court was ordered to release and return our previously deposited 250,000 shares of common stock deposited pursuant to the Interpleader Order.

The Interpleader Order did not preclude either party from requesting the court to modify the Revised Payment Schedule in the future.  The Company filed its Corrected Amortization Schedule on March 17, 2008 (“Corrected Amortization Schedule”).  Interest was incorrectly calculated in the Company’s Revised Payment Schedule. Federal Rule of Appellate Procedure 37(b) provides in pertinent part that “[i]f the court modifies or reverses a judgment with a direction that a monetary judgment be entered in the district court, the mandate must contain instructions about the allowance of interest.”  The 9th Circuit’s June 28, 2007 decision did not contain instructions about the allowance of interest, which was incorporated in the Revised Payment Schedule.  Hence, the Company began depositing monies with the Bankruptcy Court according to the Corrected Amortization Schedule commencing March 1, 2008, and will continue to do so unless or until directed otherwise by the Bankruptcy Court. If a complaint is filed by Racusin, there can be no assurance that the Bankruptcy Court will approve our Corrected Amortization Schedule.

The 250,000 shares were returned to the Company and we began payment on November 6, 2007 to satisfy the decision on November 2, 2007.  For fiscal year ended January 31, 2008, the Company has paid $1,124,984 to the U.S. Bankruptcy Court and other lienholders as directed. Payments from February 1 through March 3, 2008 totaled $325,462. At January 31, 2008, approximately $1,671,662 remained outstanding to Racusin.

c. Operating Leases

The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment.  Future minimum lease payments under non-cancelable operating leases are as follows:

	2009	2010	2011	2012	2013
Sports book locations	$962,350	$879,300	$475,550	$418,000	$145,900
Office equipment and vehicles	39,996	34,341	34,341	26,981	9,269
Building rent	378,225	378,224	—	—	—
Total	$1,380,571	$1,291,865	$509,891	$444,981	$155,169

Rent expense for all operating leases was $1,740,964 and $631,500 during the fiscal years ended January 31, 2008 and 2007, respectively.

d. Long-Term Employment Commitments

The Company has employment agreements with the following executive officers:

Victor J. Salerno:  Mr. Salerno’s employment agreement was effective July 1, 2002 with automatic renewals for successive five-year terms as of January 31, 2008.  Mr. Salerno’s current annual base salary is $240,000 and he is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI.

Bruce Dewing:  Mr. Dewing’s employment agreement was effective on July 1, 2005 with automatic renewals for successive three-year terms on January 31, 2008. Mr. Dewing’s current annual base salary is $180,000, and he is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule. Mr. Dewing’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI.

Melody Sullivan:  Ms. Sullivan’s employment agreement was effective on August 6, 2007, expiring on August 6, 2009. Ms. Sullivan’s current base salary is $180,000 per year with an annual performance bonus of 1% of Consolidated Income Before Income Taxes. Ms. Sullivan also received non-qualified stock options of 30,000 shares upon hire with one-third vesting on each anniversary of her hiring date, at an exercise price equal to the closing market price of the Company’s stock on her hire date. Along with other standard employee benefits, the Company will pay one-time only, the employer paid matching amount of 4% for her 401(k) contributions for the first year, since she is not otherwise eligible to participate for one year. Ms. Sullivan’s agreement also entitles her to certain benefits if her employment terminates without cause.

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

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2008	$503,077	$16,434	$519,511
2009	$600,000	$24,000	$624,000

7.             Related Party Transactions

The Company has engaged in the following related-party transactions during the years ended January 31, 2008 and 2007:

On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a Guaranty Agreement with AWI. The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. Victor Salerno is the President and Chief Executive Officer of AWI. Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI.

The current line of credit for up to a maximum amount of $500,000 under the Guaranty Agreement expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno’s residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008.  The Company paid two principal and interest payments totaling $25,814 in fiscal 2008 and will pay 12 interest only payments of $3,839 per month in fiscal 2009, plus 21 principal and interest payments of $12,907 each with a balloon payment due in November 2010 of $253,627. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. The payments described above take the additional borrowing into consideration.

Related party interest expense for fiscal 2008 and 2007 was $6,587 and $0, respectively.

See Note 11 for details of related party transaction relative to financing the acquisition of Sturgeon’s in March 2006.

8.             Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company as of January 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$1,975,413	$1,601,889
Depreciation and amortization	95,815	88,797
Deferred gain on sale and leaseback of asset	209,294	320,678
Accrued liabilities	350,819	353,575
Customer deposits	—	53,958
Other	39,228	29,205
	2,670,569	2,448,102
Valuation allowance	(2,122,823)	(1,891,407)
	547,746	556,695
Deferred tax liabilities:
Advance payments	(107,265)	(116,214)
Net deferred tax assets	$440,481	$440,481

The difference between the normal federal statutory tax rate of 34.00% applied to income from continuing operations before income taxes and the Company’s effective tax rate is:

	2008	2007
Income tax expense (benefit) at federal statutory rate	$(259,764)	$622,438
Non-deductible expenses	51,460	92,321
CSS dissolution	—	(1,106,283)
Increase in Net Operating Loss carryforwards	373,524	593,603
Other temporary differences	(396,636)	(483,053)
Increase in deferred tax valuation allowances	231,416	280,974
	$—	$—

At January 31, 2008, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $5.8 million; of which approximately $1.9 million is expected to expire in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management believes that the Company will be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $440,481, which resulted primarily from NOLs, will be fully realized.  The determination of profitability in the future is partially based on the market penetration of our kiosks and potential systems sales; implementation of cost reductions; our sports betting volumes and other factors.

Effective February 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  Accordingly, we have reviewed our previously filed tax returns and particularly our net loss operating carryforwards available to reduce current and future tax obligations and assessed the valuation allowance we established against our deferred tax assets for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of January 31, 2008. We additionally believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that $440,481 of our net deferred tax asset, which resulted primarily from net loss carryforwards, will be realized.  Based on our evaluation, management believes that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our net operating loss carryforwards or the related deferred tax assets or the related valuation allowance.

9.             Business Segments

The Company reports its results of operations through three operating segments: Wagering, Hotel/Casino, and Systems.

Wagering Segment

The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2008	2007
Revenue	$12,085,243	$9,885,568
Direct Costs	10,184,125	6,978,652
Selling, General and Administrative	1,638,263	1,233,791
Depreciation and Amortization	274,044	196,185
	12,096,432	8,408,628
Operating Income (Loss)	$(11,189)	$1,476,940

Hotel/Casino Segment

The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2008	2007
Revenue:
Casino	$1,383,654	$1,447,918
Hotel	670,980	550,391
Food/Beverage	1,068,699	966,927
Less: Casino Cash Incentives and Other Promotional Allowances	(140,723)	(120,910)
	2,982,610	2,844,326

	2008	2007
Direct Costs and Expenses:
Casino	667,300	660,643
Hotel	232,965	221,226
Food/Beverage	986,791	1,009,135
Unallocated	437,947	679,891
	2,325,003	2,570,895
Selling, General and Administrative	374,031	352,661
Depreciation and Amortization	254,858	184,768
	2,953,892	3,108,324
Operating Income (Loss)	$28,718	$(263,998)

Systems Segment

The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2008	2007
Revenue	$3,664,502	$6,640,499
Direct Costs	1,389,255	2,251,270
Research and Development	952,163	1,131,265
Selling, General and Administrative	1,613,082	1,913,171
Depreciation and Amortization	408,456	356,271

	Year Ended January 31,
	2008	2007
	4,362,956	5,651,977
Operating Income (Loss)	$(698,454)	$988,522

Operating Income (Loss) to Net Income (Loss)

The following table reconciles the operating income (loss) from each segment to income before taxes.

	Year Ended January 31,
	2008	2007
Operating Income (Loss)
Wagering	$(11,189)	$1,476,940
Hotel/Casino	28,718	(263,998)
Systems	(698,454)	988,522
	(680,925)	2,201,464
Other Income (Expense)
Interest Income	101,135	103,605
Interest Expense	(280,276)	(203,313)
Litigation Expense	(67,213)	(386,698)
Other	163,266	115,642
	(83,088)	(370,764)
Net Income (Loss)	$(764,013)	$1,830,700

Other Information

Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2008	2007
Capital Expenditures
Wagering	$425,008	$438,223
Hotel/Casino	372,503	2,402,840
Systems	420,206	356,515
Unallocated	56,268	20,888
	$1,273,985	$3,218,466
Identifiable Property (1)
Wagering	$1,077,100	$904,920
Hotel/Casino	2,275,062	2,165,679
Systems	1,824,206	2,359,182
	$5,176,368	$5,429,781

(1)   Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; intangibles; and other assets. Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2008 and 2007, is a component of the Systems Segment.

10.          Supplementary Cash Flow Information

The reconciliation of net income to net cash provided by operating activities is as follows:

	2008	2007
Net income (loss)	$(764,013)	$1,830,700
Depreciation and amortization of property and equipment	937,358	737,224
Amortization of Loan Fees	31,746	—
Deferred gain on sale/leaseback realized	(327,600)	(327,600)
SFAS 123(R) stock based compensation	124,829	278,462
Non-cash bad debt/provision expense	2,835	—
Non-cash litigation judgments	—	302,374
Decrease (increase) in operating assets:
Accounts receivable	371,875	(385,705)
Inventories	(86,309)	206,513
Prepaid expenses	76,694	(166,054)
Other	73,058	(569,640)
Increase (decrease) in operating liabilities:
Accounts payable	266,818	304,877
Accrued expenses	(331,624)	453,737
Principal payments on Racusin litigation judgment	(1,010,711)	—
Unpaid winning tickets	203,009	459,299
Customer deposits and other	669,982	(85,385)
Net cash provided by operating activities	$237,947	$3,038,802
Supplemental disclosure of cash flow information:
Cash paid for interest	$205,843	$203,313
Non-cash investing and financing activities:
Property and equipment acquired with bank and vendor financing	$259,629	$1,916,256

11.          Acquisition of Sturgeon’s

On March 1, 2006, AWIG acquired Sturgeon’s for $1,800,000.  The purposes of the acquisition of Sturgeon’s were to diversify and strengthen our cash flows and broaden our revenue base by operating this small casino.  In connection with the acquisition, AWIG incurred original indebtedness of $1,800,000, which included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon’s real estate and a security interest in the personal property and fixtures of Sturgeon’s. Interest on the bank loan was payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal was due in a single payment on March 1, 2008. An additional loan of $300,000 was made to the Company by Victor and Terina Salerno, but was repaid prior to January 31, 2007.

On February 7, 2008, the terms of this loan agreement were amended, extending the maturity date to February 4, 2013 and changing the interest to a fixed rate of 8.0% per annum. Additionally, principal and interest are based on a 20 year amortization.

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

The following unaudited pro forma consolidated financial information has been prepared assuming that the acquisition of Sturgeon’s had occurred on February 1, 2006, the beginning of fiscal year 2007.

Revenues	$19,554,416
Operating Expenses	17,428,299
Operating Income	2,126,117
Other Expense	(356,432)
Income Before Income Taxes	1,769,685
Income Tax Provision	—
Net Income	$1,769,685
Basic Income Per Share	$0.21
Diluted Income Per Share	$0.21

These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what the actual results would have been had the acquisition been completed as of the beginning of the fiscal year, or of future results.

12.          Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, unpaid winning tickets, advance deposits, and long-term debt.  The Company’s cash equivalents are diversified among security types and issuers, and approximate fair value.  The fair values of other financial instruments that are short-term or that have little or no risk are considered to have a fair value equal to book value.  Assets and liabilities that are included in this category are cash, accounts receivable, accounts payable, accrued expenses, unpaid winning tickets and advance deposits.  The Company believes the fair values of notes receivable and long-term liabilities are also not materially different from their carrying values due to the instruments’ interest rates approximating market rates for similar borrowings at January 31, 2008 and 2007.

13.         Subsequent Event

On April 21, 2008, a bank approved a revolving credit note for $500,000 for the Company.  The purpose of this credit note is to serve as overdraft protection on our checking accounts.  Any negative balances on our checking accounts will sweep into this overdraft protection credit note and then will be automatically repaid when the funds in the checking accounts return to a positive balance. The maturity date of this credit note is December 31, 2008, but may be renewed at that time. The Company paid an origination fee to the bank of $5,000. The unpaid principal balance will bear interest at an annual rate equal to the prime rate announced by the bank. The interest rate will be adjusted each time that the prime rate changes. Interest is payable monthly commencing on May 1, 2008.  On April 24, 2008, the Company had drawn down approximately $155,000 under the revolving credit note.

Item 9.                                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2008. We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008 (which should have been filed on or before February 13, 2008) were not effective. Management has implemented a procedure requring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof. We believe that we have made progress toward remediation of the material weaknesses disclosed in Item 8A, Controls and Procedures, of our 2007 Form 10-KSB. Other than described below, there have been no changes in the Company’s internal control over  financial  reporting  during the most recently completed  fiscal quarter that have  materially  affected or are  reasonably  likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In our Form 10-KSB for the prior fiscal year ended January 31, 2007, the Company reported having ineffective disclosure controls and procedures due to several factors: the lack of a permanent CFO for several months; the lack of personnel and extremely high turnover in accounting; and non-timely SEC filings.

We have since then commenced efforts to address and remediate the material weaknesses and the ineffectiveness of the Company’s disclosure controls and procedures. The Company has remediated these items by successfully implementing the following actions:

•                 we hired a new Chief Financial Officer (“CFO”) in August, 2007

•                  the new CFO has reorganized the Accounting department and hired new accounting employees that are competent, knowledgeable and experienced in order to perform accounting and financial reporting functions

•                 we outsourced the income tax provision work with a reputable outside firm

•                 we changed other supporting outside services to enhance financial reporting

•                 we have supplemented the existing resources with consultants where needed

•                  we have improved the timeliness and accuracy of internal management reporting as appropriate to allow timely management strategic decisions and required disclosure

•                  the CFO has instituted and carefully monitored several new procedures in the accounting department that provide greater confidence in disclosure controls and internal controls over financial reporting, such as, but not limited to:

•                  established a well defined process for financial reporting and analysis (e.g. monthly closing schedules, journal entry checklists and accountability, balance sheet account reconciliations with accountability and completeness controls, journal entries approved by appropriate personnel)

•                  identify, monitor and document any significant events, non-routine or specialized disclosures (e.g. CFO attends and participates in weekly management meetings and is in communication with the CEO and in-house counsel on a daily basis)

•                  regular and frequent meetings and communications with the audit committee regarding any significant transactions, issues or questions related to the finances, accounting and controls of the Company.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2008.

 Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Management applies its judgment in assessing the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This  annual  report  on Form 10-K does not include an  attestation  report by  the  Company’s registered  public  accounting  firm regarding  internal  control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management’s report in this year’s annual report on Form 10-K.

Item 9B.                          Other Information

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	64	President, CEO, COO, and Chairman of the Board
Melody Sullivan	51	Chief Financial Officer and Treasurer
Robert R. Barengo	66	Director
W. Larry Swecker	63	Director
Judith L. Zimbelmann	56	Director
Bruce Dewing	58	Director and President of AWIG

Victor J. Salerno has been our President, CEO, COO, and Chairman of the Board since our inception.  Mr. Salerno has been the President, CEO and a Director of Leroy’s since September 1979.  Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.).  He is a past President of the Nevada Association of Race and Sports Operators

Melody Sullivan, a Certified Management Accountant, has been our Chief Financial Officer since August 2007. Prior to joining the Company, Ms. Sullivan worked for a year as an independent consultant specializing in SEC reporting, accounting, finance and Sarbanes-Oxley compliance requirements for the Company and another publicly-traded gaming company in Las Vegas, NV. Prior to her consulting work, Ms. Sullivan served in several senior financial management positions including CFO of Gaming Partners International Corporation, a publicly held, international gaming supply company, from December 2002 until August 2006.

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

W. Larry Swecker became a Director in April 2000.  Mr. Swecker, a Certified Public Accountant, has been President of Swecker & Company, Ltd., Certified Public Accountants, since January 1979.  Prior to that, he was a partner in the firm of Keltner Milam & Company, Certified Public Accountants, from 1975 to 1979.  Mr. Swecker was employed as a revenue agent with the Internal Revenue Service from 1972 to 1975.  He has a Bachelor of Science in Business Administration from the University of Nevada Reno.  Mr. Swecker is a member of the audit committee, serving as our Financial Expert; and is Chairman of the compensation committee the Board of Directors.

Judith L. Zimbelmann became a Director in January 2001 and serves on the audit committee and the compensation committee. Ms. Zimbelmann is the daughter of Leroy Merillat, the founder of Leroy’s Horse & Sports Place, and was formerly married to Victor Salerno.  Ms. Zimbelmann is a private investor with numerous holdings and is a member and officer of UV Doctor, LLC (which provides ultra-violet lighting for sterilization).

Bruce Dewing became a Director in July 2003 and President of AWIG in July 2005.  Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions.  Mr. Dewing was formerly the President of the Holder Hospitality Group, Inc. where he oversaw the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees.  Mr. Dewing is a founding member of the Air Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association. Mr. Dewing is currently chairman of the Pershing County Tourism Board.

Licensing

Pursuant to Nevada gaming regulations/statutes and the status of Leroy’s, AWIM, AWIG and Sturgeon’s as gaming licensees, officers and directors of Leroy’s, AWIM, AWIG and Sturgeon’s must be investigated and licensed by the Commission, a process that may be both lengthy and expensive.  Mr. Salerno is licensed by the Commission to be an officer and director of Leroy’s, AWIM and AWIG.  In addition, Mr. Dewing is licensed by the Commission to be an officer and director of AWIG.  Judith Zimbelmann is licensed by the Commission to be an officer and director of Leroy’s, AWIM and AWIG. Ms. Sullivan is in the process of being investigated in order to be licensed by the Commission.

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Robert Barengo, W. Larry Swecker and Judith L. Zimbelmann.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except as follows:  Melody Sullivan’s Form 3 as filed for her appointment as CFO on August 6, 2007 was filed late on September 25, 2007. Additionally, Mr. Barengo’s and Mr. Swecker’s  Form 4 filing to report the annual grant of their stock options were also a late filing for fiscal 2008.

Code of Ethics

We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.                            Executive Compensation

The following table summarizes the compensation for the periods indicated of our Chief Executive Officer and the two most highly compensated executive officers who served as executive officers as of January 31, 2008, including one who left employment in fiscal 2007.

Summary Compensation Table

Name and principal position	Year Ended 01/31	Salary		Bonus	Stock Awards	Option Awards (6)		Non-equity incentive plan compensation (8)	Non-qualified deferred compensation earnings	All other compensation (9)		Total
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Victor Salerno,	2008	$240,000	(1)	—	—	$9,542		$91,535	—	$18,147		$359,224
CEO, COO, President	2007	$240,000	(1)	—	—	$30,104		$21,791	—	$18,780		$310,675
Melody Sullivan,	2008	$135,435	(2)	$1,000	—	$2,613		—	—	$3,323	(9)	$142,371
CFO and Treasurer
Timothy F.	2008	$—		—	—	—		—	—	$270,000	(5)	$270,000
Lockinger, Former CFO, Secretary, Treasurer and Director	2007	$144,231	(3)	—	—	$30,104	(7)	$8,717	—	$8,557		$191,609
Bruce Dewing,	2008	$180,000		—	—	$73,451		$36,614	—	$12,780		$302,845
Director of AWI and President of AWIG	2007	$180,000	(4)	—	—	$109,139		$8,717	—	$10,890		$308,746

(1)         Mr. Salerno’s compensation does not include amounts of principal and interest paid to him in repayment of his loan to the Company.

(2)         Ms. Sullivan was hired as Chief Financial Officer and Treasurer on August 6, 2007 with an annual salary of $180,000. Her actual year to date paid amount was $83,077 for fiscal year ended January 31, 2008.   The bonus amount in column

(d)  represents an end of year holiday bonus. Additionally, the amount paid to Ms. Sullivan during fiscal 2008 while a contract employee was $52,358.

(3)         Mr. Lockinger (a) resigned his positions as CFO, Secretary, and Treasurer effective December 14, 2006 and resigned his position as Director on February 9, 2007.  (See footnotes 5 and 7 in this section below.)

(4)         Mr. Dewing’s (a) annual salary as President of AWIG is $180,000 since being employed by AWIG in July 2005, Mr. Dewing no longer receives compensation as a non-employee Director of AWI.

(5)         The Company accrued $270,000 for severance pursuant to Mr. Lockinger’s severance agreement in fiscal 2007 which was paid to him in February 2008.

(6)         The dollar amounts in column (f) are the same amounts recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123(R) for these executive officers for fiscal 2008 and 2007.  We included those amounts in the “Selling General and Administrative Expenses” line item in our Consolidated Statements of Operations for the year ended January 31, 2008 and 2007, which appear in our financial statements in this Form 10-K.  Please refer also to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

(7)         Options for 25,000 shares, representing $30,104, which were previously granted to Mr. Lockinger, were terminated on December 14, 2006 in connection with the termination of his employment.

(8)         These amounts in column (g) are the annual performance bonuses that the executives earned under their respective employment agreements, which are based on a pre-established percentage of our pre-tax earnings (as defined in their agreements) for the reported fiscal year (5% for Mr. Salerno; 2% for Mr. Dewing and Mr. Lockinger and 1% for Ms. Sullivan).

(9)         These amounts (i) include the Company’s matching contributions under our 401(k) plan.  Mr. Dewing was not eligible for our 401(k) plan until he completed one year of service (on June 30, 2006). Ms. Sullivan is also not eligible for our 401(k) plan until she completes one year of service (August 5, 2008 is the completion of one year of service but the next allowable enrollment date for the plan is October 1, 2009). Pursuant to her employment agreement, she will receive a payment in the amount of $3,323 ($83,077 * 4%) in fiscal 2009, representing 4% of her salary that would have been matched by the Company, if she were a participant in the 401(k) plan upon her hire date. In fiscal 2010, she will receive the final payment in the amount of $4,800 ($120,000 * 4%), representing the remainder of the 4% of her salary that would have been matched by the Company, if she were a participant in the 401(k) plan upon her hire date, paid to the next allowable enrollment date of October 1, 2009. Mr. Salerno’s and Mr. Dewing’s vehicle expenses are also included in the amounts in this column (i).  Ms. Sullivan has no vehicle expense reimbursement.

Employment Agreements

We have the following employment agreements with the following executive officers;

Victor Salerno:  Mr. Salerno’s employment agreement became effective on July 1, 2002 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive five-year terms as of January 31, 2008. The agreement provides that Mr. Salerno may resign without cause upon 30 days’ written notice to us. Mr. Salerno’s current annual base salary is $240,000, which is subject to annual review. In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. Mr. Salerno’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under “Payments in the Event of a Change in Control.”

Bruce Dewing:  Mr. Dewing’s employment agreement became effective on July 1, 2005 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive three-year terms on January 31, 2008. The agreement provides that Mr. Dewing may resign without cause upon 30 days’ written notice to us. Mr. Dewing’s current annual base salary is $180,000, which is subject to annual review. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule. Mr. Dewing is also entitled to participate in our benefit plans available to our officers and employees generally. Mr. Dewing’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under “Payments in the Event of a Change in Control.”

For two years following the termination of Mr. Salerno’s or Mr. Dewing’s employment with us, he is restricted from (1) contacting, soliciting or accepting business from any of our customers with whom he had business contact on our behalf or (2) soliciting our employees or prospective employees to leave their employment with us.

Melody Sullivan:  Ms. Sullivan’s employment agreement became effective on August 6, 2007 and the initial term expires on August 6, 2009. Ms. Sullivan’s current base salary is $180,000 per year with an annual performance bonus of 1% of Consolidated Income Before Income Taxes. Ms. Sullivan also received non-qualified stock options of 30,000 shares upon hire with one-third vesting on each anniversary of her hiring date, at an exercise price equal to the closing market price of the Company’s stock on her hire date. Along with other standard employee benefits, the Company will pay one-time only, the employer paid matching amount of 4% for her 401(k) contributions for the first year, since she is not otherwise eligible to participate for one year. If the Company terminates Ms. Sullivan’s employment without cause during the term of the employment agreement and she provides the Company with a separation agreement and release, she will receive the payout of her base salary through the term of the employment agreement, six months’ severance pay, continuation of Company-provided health insurance for six months, any bonuses awarded but not previously paid and immediate vesting and exercisability of stock options, in addition to compensation earned through the date of termination.

The following table summarizes our long-term employment commitments through the existing terms of the agreements. For fiscal 2009, 401(k) amounts are assumed to be the maximum allowable per the agreements of 4%.  This table considers only base salary and retirement plan contributions, including those made to Melody Sullivan, pursuant to her employment agreement; it does not consider automatic renewals, annual increases in base salary, value of health and/or life insurance, value of automobile allowance or performance bonus payments as such factors are variable from year-to-year.

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2008	$503,077	$16,434	$519,511
2009	$600,000	$24,000	$624,000

The following table provides information concerning executive officers’ unexercised stock options as of January 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option awards
Name	Number of securities underlying unexercised options # exercisable (1)	Number of securities underlying unexercised options # unexercisable (1)	Equity incentive plan awards: Number of securities underlying unearned options #	Option exercise price $	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Victor J. Salerno	50,000	—	—	$2.00	08/31/2012
Bruce Dewing	100,000	150,000	—	$1.80	06/10/2015
Bruce Dewing	400	400	—	$0.15	01/31/2014
Bruce Dewing	400	400	—	$0.55	01/31/2015
Melody Sullivan	—	30,000	—	$0.96	08/06/2017

(1)          For information on vesting dates, see the schedule of stock option grants following the Director Compensation table below.

Payments in the Event of a Change in Control

Our employment agreements with Mr. Salerno and Mr. Dewing, which are described above following the Summary Compensation Table, provide for certain payments to each of them in connection with a termination of their employment within 24 months after a change in control of AWI. Ms. Sullivan’s employment agreement also provides for certain payments in connection with a termination or a change of control.

Mr. Salerno’s agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ended on January 31, 2008, but was automatically renewed for five more years) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Salerno, an amount equal to five times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for five years. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

Mr. Dewing’s agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ended on January 31, 2008, but was automatically renewed for three more years) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Dewing, an amount equal to three times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for 30 months. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable.

In addition, Ms. Sullivan’s employment agreement provides that if she resigns for Good Reason other than due to a Change of Control (as those terms are defined in her employment agreement), she will receive the payout of her base salary through the term of the employment agreement, 12 months’ severance pay, continuation of Company-provided health insurance for 12 months, any bonuses awarded but not previously paid and immediate vesting and exercisability of stock options, in addition to compensation earned through the date of resignation. If Ms. Sullivan resigns for Good Reason due to a Change of Control, she will receive the greater of (i) her compensation for the remainder of the employment agreement term or (ii) 12 months’ severance pay, along with a pro rata share of bonus and vested and unvested stock options.

Compensation of Directors

Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses.  In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired.  The following table summarizes the compensation paid to the directors for the fiscal year ended January 31, 2008.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	Sum (b-g)
W. Larry Swecker	$24,000	—	—	—	—	—	$24,000
Robert R. Barengo	$24,000	—	—	—	—	—	$24,000

(a)   This table includes only non-employee directors whose compensation is not reported in the Summary Compensation Table.

(b)   W. Larry Swecker is chairman of the compensation committee for fiscal 2007 and 2008.  Robert R. Barengo became chairman of the audit committee in August 2006 and continues as Chairman for fiscal 2007 and 2008.

(c)   No stock awards were given to any non-employee Directors.  The dollar amounts in column (d) are the same amount recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123(R) for these Directors.  Mr. Swecker and Mr. Barengo were issued 400 each in stock option awards on January 31, 2008, generated stock based compensation expense amounts, due to the grant date being on the last day of the fiscal year. Otherwise, these amounts would appear in the “Selling General and Administrative” line item in our Consolidated Statement of Operations for the year ended January 31, 2008, which appears in our financial statements in this Form 10-K.  Please also refer to notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

(d)   Mr. Swecker had 10,800 in stock option awards outstanding at January 31, 2008.  Mr. Barengo had 9,200 in stock option awards outstanding at January 31, 2008.

We have granted the following stock options to our Directors (excluding terminated options):

DATE	GRANTED TO	NUMBER OF SHARES		TERMS
08/09/2001	Victor J. Salerno	30,000	(1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 8, 2006
08/09/2001	Judith L. Zimbelmann	1,200	(1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 3, 2006
01/31/2002	W. Larry Swecker	400	(2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012
01/31/2003	W. Larry Swecker	400	(2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013
01/31/2004	W. Larry Swecker	400	(2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014
01/31/2004	Bruce Dewing	400	(2)	$0.15 exercise price per share; became fully exercisable on January 31, 2005; expires on January 31, 2014
01/31/2005	W. Larry Swecker	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015
01/31/2005	Bruce Dewing	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

DATE	GRANTED TO	NUMBER OF SHARES		TERMS
07/11/2005	Bruce Dewing	250,000	(1)	$1.80 exercise price per share; fully exercisable over a 5-year vesting schedule (20% per year commencing June 10, 2006); expires on June 10, 2015
08/31/2005	Robert R. Barengo	3,800	(2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Victor J. Salerno	50,000	(1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/31/2005	W. Larry Swecker	3,800	(2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Judith Zimbelmann	3,000	(1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/07/2006	Robert R. Barengo	5,000	(2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011
08/07/2006	W. Larry Swecker	5,000	(2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011
01/31/2008	Robert R. Barengo	400	(2)	$0.79 exercise price per share; fully exercisable on the first anniversary of grant date (100% on January 31, 2009); expires on January 31, 2013
01/31/2008	W. Larry Swecker	400	(2)	$0.79 exercise price per share; fully exercisable on the first anniversary of grant date (100% on January 31, 2009); expires on January 31, 2013

(1)   Stock options were issued pursuant to our 2001 Stock Option Plan.

(2)   Stock options were issued pursuant to our Directors Stock Option Plan.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2008, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group.  Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 11, 2008 (such as upon the exercise of options or warrants).  The percentage of outstanding common stock represented by each named person’s stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of April 11, 2008 but does not assume the exercise of stock options by any other persons.  The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 11, 2008, but does not assume the exercise of options by any persons outside of that group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them.  The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno (1)	2,488,054	30.42%

Judith L. Zimbelmann (2)	1,004,200	12.35%
Robert R. Barengo (3)	531,300	6.53%
W. Larry Swecker (4)	27,900	0.34%
Bruce Dewing (5)	195,600	2.36%
Melody Sullivan (6)	—	—
All directors and executive officers as a group (six persons) (7)	4,247,054	50.88%

(1)   Mr. Salerno has 50,000 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(2)   Ms. Zimbelmann has 3,000 in vested stock options that she has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(3)   Mr. Barengo has 6,300 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(4)   Mr. Swecker has 7,900 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(5)   Mr. Dewing and his wife share the voting and investment power with respect to 44,800 shares included above.  Mr. Dewing has 150,800 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(6)   Ms. Sullivan does not beneficially own any of our shares and none of her stock options have vested or will vest within the next 60 days.

(7)   Our current directors and executive officers as a group have options for 218,000 shares, which they can exercise within the next 60 days.  Those shares are included in the table above.

Securities authorized for issuance under equity compensation plans.

The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2008.

Equity Compensation Plans Approved by Security Holders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compen- sation plans (exclud- ing securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Stock Option Plan	737,749	$1.89	180,317
Directors Stock Option Plan	20,800	1.30	19,200
Equity compensation plans not approved by security holders	None	None	None
Total	758,549	$1.87	199,517

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, there have been no transactions since the beginning of our last fiscal year, nor are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

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

Holders of the Series A Preferred Stock are entitled to receive, upon declaration by our Board of Directors, cumulative cash dividends monthly at the annual rate of 10% per share.  Interest at the annual rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid.  The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at our option.  There were no shares called since the beginning of our last fiscal year.  The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with our common stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.  Those affected shares have been classified as “Redeemable Series A Preferred Stock” in the liabilities section of our Consolidated Balance Sheet, and may be put to us by Mr. Salerno for redemption at any time.  As of January 31, 2008, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares).  When we and Leroy’s filed Chapter 11 Petitions, this Redeemable Series A Preferred Stock became subject to compromise under the Bankruptcy Code.  (Under the Bankruptcy Code, the ordinary Series A Preferred Stock, which is classified in the equity section of our Consolidated Balance Sheet, was not designated as subject to compromise.) Pursuant to the Plan that we and Leroy’s consummated on March 11, 2005 (the “Effective Date”), the Redeemable Series A Preferred Stock is no longer considered subject to compromise, and we will pay the redemption price in the ordinary course of business.

From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock.  The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	PAID	ACCRUED	UNPAID
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0
Fiscal 2008	$141,584	$0	$0

The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

AWIG’s acquisition of Sturgeon’s was financed, in part, through a $300,000 loan from Victor and Terina Salerno under their Guaranty Agreement with the Company. The Guaranty Agreement provides for the Company to pay the Salernos interest at the rate of 10% per annum (payable monthly) on the outstanding portion of the loan and to reimburse them for finance charges, fees, payments and other expenses they incur under a personal revolving line of credit with their bank that they used to provide the funding. The Guaranty Agreement expires on February 16, 2011. Terina Salerno is the spouse of Victor Salerno as well as General Counsel of AWI. From May 1, 2006 through November 7, 2007, the outstanding balance of the loan has been zero. During fiscal 2007, we paid the Salernos a total of $2,055 of interest under the Guaranty Agreement in addition to the $300,000 loan principal amount repayment.

On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to the terms of a line of credit under the Guaranty Agreement. This current line of credit for up to a maximum amount of $500,000 under the Guaranty Agreement expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno’s residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. From May 1, 2006 through November 7, 2007, the outstanding balance was $0. The outstanding balance of this line of credit was $380,773 at January 31, 2008.  The Company paid two principal and interest payments totaling, $25,814 in fiscal 2008 and will pay 12 interest only payments of $2,839 per month in fiscal 2009, plus 21 principal and interest payments of $12,907 each with a balloon payment due in November 2010 of $264,331. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. The payments described above take in consideration the additional borrowing.

We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal year ended January 31, 2008, her total compensation was $108,160.

We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy’s. For our fiscal year ended January 31, 2008, his total annual compensation was $65,000.

Director Independence

We follow the director independence standards prescribed by NASDAQ.  We are not listed on NASDAQ, but we are required by SEC rules to select a standard for determining independence for disclosure purposes. As such, the members of our Board of Directors who are considered independent are Robert Barengo and W. Larry Swecker.

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

Item 14.         Principal Accountant Fees and Services

Our audit committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern (“PBTK”) as our independent registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2008.  PBTK previously performed similar audit and review services for the years ended January 31, 2001 through January 31, 2007.  PBTK’s primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit Committee’s Pre-Approval of Engagement

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

Total Fees.  Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2008	2007
Audit Service Fees	$148,113	$95,432
Tax Service Fees	32,580	22,648
Other Fees	21,085	15,434
Total	$201,778	$133,514

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements

Included in Part II of this report:

Consolidated Balance Sheets at January 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended January 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended January 31, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)       Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (c)             Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1*	Restated Amended Joint Plan of Reorganization of American Wagering Inc. and Leroy’s Horse & Sports Place, Inc. (see Exhibit 2.1 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

3.1*	Amended and Restated By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed November 20, 2007, SEC File No. 000-20685)

3.2*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)

3.3*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)

10.1* (A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)

10.2*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)

10.3*	Purchase and Sale Agreement for the acquisition of Sturgeon’s Inn & Casino (see Exhibit 10.1 to Form 8-K filed June 21, 2005, SEC File No. 000-20685)

10.4*

Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement. (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.5* (A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.6* (A)	Severance Agreement between American Wagering, Inc. and Timothy F. Lockinger dated February 9, 2007 (see Exhibit 10.6 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.7* (A)	Executive Employment Agreement between American Wagering, Inc. and Bruce Dewing dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)

EXHIBIT NUMBER	DESCRIPTION
10.8*(A)	Executive Employment Agreement between American Wagering, Inc. and Melody Sullivan, dated August 6, 2007 (See Exhibit 10.19 to Form 8-K filed August 8, 2007, SEC File No. 000-20685)

10.9*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

10.10* (A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)

10.11*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.12*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.13*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.14*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.15*

Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.16*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.17*

Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)

10.18

Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004

10.19

Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada

10.20

Revolving Credit Agreement, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Addendum to Revolving Credit Agreement and Note, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Revolving Credit Note, dated April 17, 2008, by American Wagering, Inc. in favor of U.S. Bank, N.A.

10.21	Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule.

14.1*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)

21.1	Subsidiaries of American Wagering, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

EXHIBIT NUMBER	DESCRIPTION

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

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
May 13, 2008

	By:	/s/ Victor Salerno
Victor Salerno
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Salerno	President and Chief Executive Officer	May 13, 2008
Victor Salerno	(Principal Executive Officer)

/s/ Melody Sullivan	Chief Financial Officer and Treasurer	May 13, 2008
Melody Sullivan	(Principal Financial and Accounting Officer)

/s/ Robert R. Barengo	Director	May 13, 2008
Robert R. Barengo

/s/ W. Larry Swecker	Director	May 13, 2008
W. Larry Swecker

/s/ Judith Zimbelmann	Director	May 13, 2008
Judith Zimbelmann

/s/ Bruce Dewing	Director	May 13, 2008
Bruce Dewing

EXHIBIT INDEX

Number	Description
10.18

Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004

10.19

Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada

10.20

Revolving Credit Agreement, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Addendum to Revolving Credit Agreement and Note, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Revolving Credit Note, dated April 17, 2008, by American Wagering, Inc. in favor of U.S. Bank, N.A.

10.21	Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty dated June 8, 2006, with Loan Amortization Schedule

21.1	Subsidiaries of American Wagering, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350