Form 10-Q
period 2008-04-30
AMERICAN WAGERING INC
filed 2008-06-13
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 6, 2008, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,128,506	$3,316,595
Restricted Cash	1,332,289	1,323,688
Accounts Receivable, net of allowance for doubtful accounts of $2,578 and $2,835	329,848	345,145
Inventories	437,706	443,639
Deferred Tax Assets, net of allowance	440,481	440,481
Prepaid Expenses and Other Current Assets	387,278	497,056
	5,056,108	6,366,604

Property and Equipment, net of accumulated depreciation and amortization	4,595,780	4,783,451
Goodwill	103,725	103,725
Other Assets	296,720	289,192
	$10,052,333	$11,542,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$731,308	$1,280,161
Accounts Payable	935,171	1,055,547
Accrued Expenses	1,119,021	1,006,310
Unpaid Winning Tickets	1,022,493	1,401,382
Customer Deposits and Other	888,531	1,535,960
	4,696,524	6,279,360

Long-Term Debt, less current portion	3,254,179	3,046,655
Other Long-Term Liabilities	573,816	655,693
	3,827,995	3,702,348
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
	8,848,319	10,305,508

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued and outstanding	81,299	81,299
Additional Paid-In Capital	12,263,847	12,246,651
Deficit	(11,906,039)	(11,855,393)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	1,204,014	1,237,464
	$10,052,333	$11,542,972

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,
	2008	2007
REVENUES:
Wagering	$2,701,821	$2,163,589
Hotel/Casino	627,531	662,894
Systems	930,108	1,347,715
	4,259,460	4,174,198
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	2,208,929	2,080,181
Hotel/Casino	504,603	549,584
Systems	299,781	400,491
	3,013,313	3,030,256
Operating Expenses:
Research and Development	166,850	274,980
Selling, General and Administrative	781,653	789,530
Depreciation and Amortization	257,504	216,913
	1,206,007	1,281,423

	4,219,320	4,311,679

OPERATING INCOME (LOSS)	40,140	(137,481)

OTHER INCOME (EXPENSES):
Interest Income	13,610	32,653
Interest Expense	(63,009)	(66,612)
Litigation Expense	(36,165)	(55,475)
Other	29,598	27,507
	(55,966)	(61,927)

NET LOSS	$(15,826)	$(199,408)

NET LOSS PER COMMON SHARE BASIC	$(.01)	$(.03)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2008	2007

Operating Activities
Net cash used in operating activities	$(1,030,098)	$(580,984)

Investing Activities
Gross increases in restricted cash	(169,733)	(36,687)
Withdrawal of restricted cash	161,132	46,605
Proceeds from the sale of property and equipment	1,500	—
Purchase of property and equipment	(69,739)	(187,399)
Net cash used in investing activities	(76,840)	(177,481)

Financing Activities
Repayment of borrowings	(126,331)	(98,661)
Proceeds from borrowings	80,000	—
Preferred stock dividends	(34,820)	(34,531)
Net cash used in financing activities	(81,151)	(133,192)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,188,089)	(891,657)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,316,595	4,537,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,128,506	$3,645,767

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended April 30, 2008

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and all of its subsidiaries (collectively referred to hereafter as the “Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year.  For further information, please refer to the annual consolidated financial statements of the Company, and the related notes, included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed on May 13, 2008, with the SEC.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

2.  Net Loss Per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, diluted net loss per common share is not presented for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amounts of potentially anti-dilutive common shares that have been excluded from any calculation of basic net loss per share were 746,899 and 745,349 at April 30, 2008 and 2007, respectively.

Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the periods presented.

	Net Loss (numerator)	Weighted Average Common Shares (denominator)		Per Share Amount
For the three months ended April 30, 2008
Net loss	$(15,826)
Less preferred stock dividends	(34,820)
Basic net loss per common share:
Net loss available to common shares	(50,646)	8,070,110			$(0.01)
Effect of dilutive stock options			*
Diluted net loss per common share:
Net loss available to common shares	$ *		*	$	*

For the three months ended April 30, 2007
Net loss	$(199,408)
Less preferred stock dividends	(34,531)
Basic net loss per common share:
Net loss available to common shares	(233,939)	8,070,988			$(0.03)
Effect of dilutive stock options			*
Diluted net loss per common share:
Net loss available to common shares	$ *		*	$	*

* Diluted income (loss) per share is not applicable for loss periods.

3.  Income Taxes

Effective February 1, 2007, as required, the Company adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The income tax years of 2007, 2006, 2005 and 2004 remain open to examination under the statute of limitations by the U.S. federal, state and local respective taxing jurisdictions. Accordingly, management has reviewed the Company’s previously filed tax returns and particularly its NOL carryforwards available to reduce current and future tax obligations for the possible effect of FIN 48 as of January 1, 2007, and subsequently. Based on its evaluation, management believes that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, the Company’s federal tax net operating loss (“NOL”)  carryforwards, or the related deferred tax assets or the valuation allowance.

At April 30, 2008, the Company had federal tax NOL carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $5.7 million, of which approximately $1.8 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The determination of profitability in the future is partially based on the market penetration of our kiosks and potential volume of systems sales; implementation of cost reductions; our sports betting volumes and win percentages; and other factors. Therefore, no additional tax benefit or expense provision was recognized for the current period loss.

Management has assessed the valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset quarterly.  The change in the deferred tax asset valuation allowance for the three months ended April 30, 2008, based on these estimates, created a deferred income tax expense provision of $34,017, which offset the current income tax benefit for the three-month period ended April 30, 2008. The change in the deferred tax asset valuation allowance for the three months ended April 30, 2007, based on these estimates, created a deferred income tax benefit of $(68,000), which offset the current income tax expense for the three month period ended April 30, 2007.  Management believes that AWI will be sufficiently profitable for the short-term future, and it is therefore more likely than not that a portion, estimated to be approximately $440,000 of its net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized. However, there can be no assurance that the Company will be profitable in the future.

The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

4.  Litigation

For the three month periods ended April 30, 2008 and 2007, the Company recorded litigation judgment expense of $24,916 and $55,475, respectively, representing additional accrued interest on our previously recorded obligation due to Michael Racusin under a settlement agreement and, $11,249 in 2008 related to a settlement regarding an office space contract.

The Company is a party to proceedings that are ordinary in nature and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these proceedings. Accordingly, no losses have been accrued for the quarter ended April 30, 2008.

5.  Stock Options

Activity related to both the employee and directors’ stock option plans for the three months ended April 30, 2008 and 2007 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at January 31, 2008	749,299	$1.75
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at April 30, 2008	749,299	1.75

Balance at January 31, 2007	757,749	$1.80
Granted	—
Exercised	—
Forfeited or canceled	(26,250)	2.00

Balance at April 30, 2007	731,499	1.79

Stock options exercisable and available for future grants for both current stock option plans as of April 30, 2008 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	488,500	$1.86	5.23 years
Available for future grants	208,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended April 30, 2008 and 2007 was $17,196 and $50,839, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended April 30,
	2008	2007
Revenue	$2,701,821	$2,163,589
Direct Costs	2,208,929	2,080,181
Selling, General and Administrative	301,166	222,450
Depreciation and Amortization	79,444	67,984
	2,589,539	2,370,615
Operating Income (Loss)	$112,282	$(207,026)

Hotel/Casino Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

	Three Months Ended April 30,
	2008	2007
Revenue
Casino	$375,094	$345,415
Hotel	113,266	134,283
Food/Beverage	170,420	212,208
Less: Casino Cash Incentives and Other Promotional Allowance	(31,249)	(29,012)
	627,531	662,894
Direct Costs and Expenses
Casino	149,931	129,206
Hotel	47,543	52,863
Food/Beverage	202,623	227,871
Unallocated	104,506	139,644
	504,603	549,584

Selling, General and Administrative	90,420	176,783
Depreciation and Amortization	69,086	56,376
	664,109	782,743
Operating Loss	$(36,578)	$(119,849)

Systems Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Three Months Ended April 30,
	2008	2007
Revenue	$930,108	$1,347,715
Direct Costs	299,781	400,491
Research and Development	166,850	274,980
Selling, General and Administrative	390,067	390,297
Depreciation and Amortization	108,974	92,553
	965,672	1,158,321
Operating Income (Loss)	$(35,564)	$189,394

Operating Income (Loss) to Net Loss.  The following table reconciles the operating income (loss) from each segment to net loss.

	Three Months Ended April 30,
	2008	2007
Operating Income (Loss)
Wagering	$112,282	$(207,026)
Hotel/Casino	(36,578)	(119,849)
Systems	(35,564)	189,394
	40,140	(137,481)
Other Income (Expenses)
Interest Income	13,610	32,653
Interest Expense	(63,009)	(66,612)
Litigation Expense	(36,165)	(55,475)
Other	29,598	27,507
	(55,966)	(61,927)
Net Loss	$(15,826)	$(199,408)

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Our intentions regarding the following subsidiaries are to continue:

•                  Leroy’s - operating existing sports books, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

•                  CBS - developing, selling and maintaining computerized race and sports wagering systems for the gaming industry and seeking strategic international alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry.  These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad.

•                  AWIM - developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling personnel costs, and marketing the kiosks to non-Leroy’s locations.

•                  Sturgeon’s - evaluating and changing the slot mix, where and when appropriate, and modify existing procedures to increase efficiency and reduce expenses.

Where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.  We have implemented, and are continuing to initiate, other cost cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in all subsidiaries and began to focus more on cost controls. We will continue to evaluate and closely monitor costs, looking for efficiencies and improvements during at least the remainder of fiscal 2009.

During fiscal 2008, and continuing through the first quarter of fiscal 2009, our local, regional and national economy has been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline and transportation costs. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. Consumer demand for gambling, due to decreased disposable income, may further decline during an economic downturn or recession. We face the risk that the effects of higher interest rates, continued higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Accordingly, this economic downturn in the United States could hurt our financial performance if wagering activity decreases. We may undergo additional cost reductions due to a decline in the demand for wagering, depending on the economic conditions.

Liquidity and Capital Resources.

Cash Flow

As of April 30, 2008, we had working capital of $359,584, compared to working capital of $87,244 at January 31, 2008.  The increase in working capital is primarily due to a decrease in current liabilities, as a result of the pay-down of the Racusin obligation; and reductions in future bets and unpaid tickets as a result of paying out these tickets after the end of football season and the last big game. The decrease in current liabilities was greater than the decrease in current assets during the three months ended April 30, 2008.  The decrease in current assets was partially reduced by cash inflows generated by increased wagering revenues for the first quarter of fiscal 2009.

On April 21, 2008, U.S. Bank approved a revolving credit note for $500,000 for the Company.  The purpose of this credit note is to provide overdraft protection on our checking accounts.  Any negative balances on our checking accounts will sweep into this overdraft protection credit note and then will be automatically repaid when the funds in the checking accounts return to a positive balance. The maturity date of this credit note is December 31, 2008, but may be renewed at that time, if agreed to by the Company and the bank.  The unpaid principal balance will bear interest at the prime rate. Interest is payable monthly commencing on May 1, 2008 and the loan matures on December 31, 2008.  On April 30, 2008, the Company had drawn down approximately $209,000 under the revolving credit note.

Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory, including those costs to assemble race/sports systems for our CBS customers.

As of April 30, 2008, net cash used in operations increased by $449,114 over the comparable period of last year, primarily due to decreased systems sales and installations, and increased payouts due to the payout on the last big football game wagers, partially offset by increased wagering revenue for other sports. In the three months ended April 30, 2008, one-time or infrequent systems and software sales were approximately $270,000 less than in the three months ended April 30, 2007.

Net cash used in investing activities for the three months ended April 30, 2008 decreased by $100,641, as compared to $177,481 in the same period last year, primarily as a result of decreased purchases of furniture and equipment.

Net cash used in financing activities for the three months ended April 30, 2008 decreased by $52,041, as compared to $133,192 for the three months ended April 30, 2007, primarily due an $80,000 advance on a loan from our president to the Company in the current period, partially offset by an increase in repayment of borrowings compared to fiscal 2008.

 Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  We maintained a Regulation 22.040 reserve in the amount of $3.0 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance).  On November 16, 2007, due to increased handle, we increased the bond to $3.4 million along with a cash deposit of $1.2 million which secures this bond. The cash deposits, in the form of certificates of deposit, are held at Great Basin Bank of Nevada along with an irrevocable letter of credit, also with Great Basin Bank of Nevada, that was originally $1.0 million, which also increased to $1.2 million on November 16, 2007.

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

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows.  We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2009) to help us fund the following:  litigation expenses and judgments; potential purchase of kiosks; volatility and seasonality effects of sports betting; volatility and timing of system sales; compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

Results of Operations.

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

	Three Months Ended April 30,
Summary	2008	2007	$ Change	% Change
Revenues	$4,259,460	$4,174,198	$85,262	2.04

Less: Costs and Expenses	4,219,320	4,311,679	(92,359)	(2.14)
Less: Other (Income) and Expenses	55,966	61,927	(5,961)	(9.63)

Net (Loss)	$(15,826)	$(199,408)	$183,582	(92.06)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended April 30, 2008 Compared to the Three Months Ended April 30, 2007.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended April 30, 2008 increased $538,232 (+24.88%) over the three months ended April 30, 2007.  This increase is attributed to the following factors:

We experienced increased basketball and baseball handle during the three months ended April 30, 2008 compared to the same period in the prior year due to having more locations and the improvements and expansion of some of our previously existing locations. These increases in handle resulted in increased revenues for this period. Despite a $650,000 negative change in the results of the last big game of football season, held on February 3, 2008, for the first quarter of fiscal 2009 compared to the same quarter in fiscal 2008, handle and win increased for other sports, resulting in a net increase in revenues for the quarter ending April 30, 2008.

Wagering Segment total costs and expenses for the three months ended April 30, 2008 increased $218,924 (+9.23%) over the three months ended April 30, 2007.  This increase is attributed to the following factors:

Direct costs increased primarily due to increased expenses related to establishing new locations, advertising expenses, wages due to additional locations, increased communication costs and increases in rent paid to our Leroy’s sports book locations. These increases were partially offset by cost reductions in personnel expense.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs in the three months ending April 30, 2008 compared to the three months ending April 30, 2007.  Management fees allocated to the segments increased due to increased insurance, legal, and other public company costs.

Depreciation and amortization expense increased over the prior year’s three month period primarily due to an increase in capitalized acquisitions compared to the same three month period ending April 30, 2007.

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

Hotel/Casino Segment revenues for the three months ended April 30, 2008 decreased $35,363 (-5.33%) over the three months ended April 30, 2007.  This decrease is attributed to the following factors:

Casino revenues increased primarily due to increased handle and wagering activities for the quarter ending April 30, 2008 compared to the same period ending April 30, 2007.

Hotel revenues decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to a lower occupancy rate, primarily due to weather issues and decreased travel.

Food and beverage revenues decreased primarily due to the decline in occupancy for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.  Casino cash incentives and other promotional allowances remained approximately the same for both periods.

Hotel/Casino Segment total costs and expenses for the three months ended April 30, 2008 decreased $118,634 (-15.16%) over the three months ended April 30, 2007.  This decrease is attributed to the following factors:

Direct costs for the casino operations increased for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 due to increased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.

Selling, general and administrative costs for Sturgeon’s decreased primarily because there was no bonus payment made in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, due to the prior year-to-date loss; and decreased casino personnel costs over the first quarter of the prior year.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended April 30, 2008 decreased $417,607 (-30.99%) over the three months ended April 30, 2007.  This decrease is attributed to the following factors:

Systems revenues decreased over the prior fiscal year due to a decreased number of infrequent sales.  The following table shows the approximate system sales revenue comparison for both fiscal years’ first quarters:

	Three Months Ended April 30,
Systems Revenues	2008	2007
Software sales	$0	$112,000
Equipment installations	183,000	372,000
Kiosk sales	170,000	136,000

Total	$353,000	$620,000

Revenues from maintenance contracts increased slightly over the prior fiscal year.  This increase is attributable to the addition of the number of new customers and the higher fees charged to customers.

Systems Segment total costs and expenses for the three months ended April 30, 2008 decreased $192,649 (-16.63%) over the three months ended April 30, 2007.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior three months ended April 30, 2007 primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a decline in the number of sales installations.

Research and development costs decreased from the prior three months ended April 30, 2007 primarily due to decreased personnel expense and greater efficiencies.

Depreciation and amortization increased from the prior three months ended April 30, 2007 due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income and (expenses).  The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $19,043 is due primarily to decreased interest rates paid on our cash deposits and less held in cash deposits.

Litigation expense of $36,165 was recorded in the first three months of fiscal 2009; of which $24,916 was related to the Racusin litigation settlement, compared to Racusin litigation expense of $55,475 for the same three month period of the prior fiscal year.  The decreased interest is due to a decline in the principal amount owed to Racusin, due to our payments. The remainder of $11,249 is due to a settlement paid related to an office space contract.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

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

Long-Lived Assets

Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method.  Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.  The useful life, currently estimated, of our equipment generally ranges from 3 to 10 years.  We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired, under the standards of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

Accounting for Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  Accordingly, we have reviewed our previously filed tax returns and particularly our NOL carryforwards available to reduce current and future tax obligations for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of April 30, 2008. Based on our evaluation, we believe that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our NOL carryforwards, or the related deferred tax assets or valuation allowance. We also believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that an estimate of approximately $440,000 of our net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 will become effective for us for financial statements issued for the fiscal year ending January 31, 2009, except that for nonfinancial assets and liabilities, it will not become effective for us until the following year unless SFAS No. 159 is adopted earlier. Since we have no assets or liabilities carried at estimated fair values, and we do not presently intend to take the fair value option offered by SFAS No. 159, there will likely be no affect of SFAS No. 157 on our future consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company currently has and presently contemplates obtaining no noncontrolling interests in any subsidiaries, and we do not expect any effect of SFAS 160 in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2008. As part of our evaluation, management took into account the material weakness in our disclosure controls and procedures identified by management in our Form 10-K for the fiscal year ended January 31, 2008. We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008 (which should have been filed on or before February 13, 2008) were not effective. Management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

Changes in Internal Control over Financial Reporting

There has not been any changes in the Company’s internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Racusin

There have been no material legal changes for this matter during the quarter ended April 30, 2008 from the fiscal year ended January 31, 2008.  Payments from February 1, 2008 through April 30, 2008 totaled $331,165. At April 30, 2008, approximately $1.38 million remained outstanding to Racusin.

Other

The Company is a party to proceedings that are ordinary in nature and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these proceedings. Accordingly, no losses have been accrued for the quarter ended April 30, 2008.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. There were no material changes to those risk factors during the three months ended April 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada;

10.2	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada;

10.3	Commercial Guaranty, dated May 5, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: June 13, 2008

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer