Form 10-Q
period 2008-07-31
AMERICAN WAGERING INC
filed 2008-09-12
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

702-735-0101

(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of September 8, 2008, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

BALANCE SHEETS AS OF JULY 31, 2008 (UNAUDITED)
AND AS OF JANUARY 31, 2008

	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,391,804	$3,316,595
Restricted Cash	1,352,553	1,323,688
Accounts Receivable, net of allowance for doubtful accounts of $2,986 and $2,835	294,025	345,145
Inventories	344,402	443,639
Deferred Tax Assets, net of allowance	440,481	440,481
Prepaid Expenses and Other Current Assets	272,192	497,056
	4,095,457	6,366,604

Property and Equipment, net of accumulated depreciation and amortization	4,472,294	4,783,451
Goodwill	103,725	103,725
Other Assets	305,865	289,192
	$8,977,341	$11,542,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$768,124	$1,280,161
Accounts Payable	668,005	1,055,547
Line of Credit	500,000	—
Accrued Expenses	962,340	1,006,310
Unpaid Winning Tickets	841,760	1,401,382
Customer Deposits and Other	825,931	1,535,960

	4,566,160	6,279,360

Long-Term Debt, less current portion	3,113,728	3,046,655
Other Long-Term Liabilities	491,932	655,693
	3,605,660	3,702,348
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
	8,495,620	10,305,508

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,290,463	12,246,651
Deficit	(12,654,948)	(11,855,393)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	481,721	1,237,464
	$8,977,341	$11,542,972

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2008	2007	2008	2007
REVENUES:
Wagering	$1,718,427	$2,359,567	$4,420,248	$4,523,156
Hotel/Casino	764,704	893,450	1,392,235	1,556,344
Systems	1,038,115	737,153	1,968,223	2,084,868
	3,521,246	3,990,170	7,780,706	8,164,368
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,993,195	2,353,998	4,202,124	4,434,178
Hotel/Casino	551,226	647,810	1,055,829	1,197,396
Systems	290,704	289,983	590,485	690,474
	2,835,125	3,291,791	5,848,438	6,322,048

Operating Expenses:
Research and Development	135,947	242,140	302,797	517,120
Selling, General and Administrative	967,778	1,144,656	1,749,431	1,934,186
Depreciation and Amortization	254,305	232,216	511,809	449,129
	1,358,030	1,619,012	2,564,037	2,900,435
	4,193,155	4,910,803	8,412,475	9,222,483
OPERATING LOSS	(671,909)	(920,633)	(631,769)	(1,058,115)

OTHER INCOME(EXPENSES):
Interest Income	13,886	28,622	27,496	61,275
Interest Expense	(69,569)	(67,438)	(132,578)	(134,050)
Litigation Expense	(19,152)	(52,862)	(55,317)	(108,337)
Other	33,431	33,938	63,027	61,446
	(41,404)	(57,740)	(97,372)	(119,666)

NET LOSS	$(713,313)	$(978,373)	$(729,141)	$(1,177,781)

NET LOSS PER COMMON SHARE BASIC	$(0.09)	$(0.13)	$(0.10)	$(0.15)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2008	2007

Operating Activities
Net cash used in operating activities	$(2,051,515)	$(1,035,793)

Investing Activities
Gross increases in restricted cash	(421,948)	(247,226)
Withdrawal of restricted cash	393,083	215,453
Proceeds from the sale of property and equipment	1,500	—
Purchase of property and equipment	(200,531)	(396,050)
Net cash used in investing activities	(227,896)	(427,823)

Financing Activities
Repayment of borrowings	(2,092,623)	(205,838)
Proceeds from borrowings	2,517,657	—
Preferred stock dividends	(70,414)	(70,228)
Net cash provided by (used in) financing activities	354,620	(276,066)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,924,791)	(1,739,682)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,316,595	4,537,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,391,804	$2,797,742

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Six Months Ended July 31, 2008

1.                                     Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and all of its subsidiaries (collectively referred to hereafter as the “Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for the current interim periods are not necessarily indicative of results to be expected for the full year.  For further information, please refer to the annual consolidated financial statements of the Company, and the related notes, included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed on May 13, 2008, with the SEC from which the balance sheet information presented as of January 31, 2008, is derived.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

The second quarter is typically the Company’s worst quarter regarding cash flow and earnings. This is due to the seasonality of the sports wagering business. The third and fourth quarters have historically been the best two quarters regarding cash flow and earnings for the Company and it is anticipated that this year will be no different. The current economic downturn may have a negative impact on cash flow and earnings. Management has instituted cost saving programs, which will continue to benefit the Company in the future.

2.                                     Net Loss Per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, diluted net loss per common share is not presented for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amounts of potentially anti-dilutive common shares that have been excluded from any calculation of basic net loss per share were 747,699 and 719,099 for the three months ended July 31, 2008 and 2007, respectively. The amounts of potentially anti-dilutive common shares that have been excluded from any calculation of basic net loss per share were 746,899 and 719,099 for the six months ended July 31, 2008 and 2007, respectively.  Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the periods presented.

	Net Loss (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
For the three months ended July 31, 2008
Net loss	$(713,313)
Less preferred stock dividends	(35,594)
Basic net loss per common share:
Net loss available to common shares	(748,907)	8,068,779		$(0.09)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the three months ended July 31, 2007
Net loss	$(978,373)
Less preferred stock dividends	(35,697)

	Net Loss (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
Basic net loss per common share:
Net loss available to common shares	(1,014,070)	8,068,779		$(0.13)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the six months ended July 31, 2008
Net loss	$(729,141)
Less preferred stock dividends	(70,414)
Basic net loss per common share:
Net loss available to common shares	(799,555)	8,068,779		$(0.10)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the six months ended July 31, 2007
Net loss	$(1,177,781)
Less preferred stock dividends	(70,228)
Basic net loss per common share:
Net loss available to common shares	(1,248,009)	8,068,779		$(0.15)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

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

At July 31, 2008, the Company had federal tax NOL carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $5.0 million, of which approximately $1.8 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The determination of profitability in the future is partially based on the market penetration of our kiosks and potential volume of systems sales; implementation of cost reductions; our sports betting volumes and win percentages; and other factors. Therefore, no additional tax benefit or expense provision was recognized for the current period loss.

Management believes that AWI will be sufficiently profitable for the short-term future, with the upcoming football season, and it is therefore more likely than not that a portion, estimated to be approximately $440,000, of its net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized. However, there can be no assurance that the Company will be profitable in the future.

The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to changes in deferred tax activity and related adjustments to the related deferred tax asset valuation allowance.

4.                                     Litigation and Contingencies

For the three-month and six-month periods ended July 31, 2008 and 2007, the Company recorded additional accrued interest expense of $19,152 and $52,862, and $44,069 and $108,337, respectively, with respect to our previously recorded obligation due to Michael Racusin under a litigation settlement agreement.

Additionally, $11,249 related to a settlement regarding an office space contract was recorded in the first quarter of fiscal 2009.

Due to several recent financial institution failures, the Company is evaluating the risk regarding it’s uninsured deposits held in banks. The Company will explore alternatives to mitigate these risks by monitoring the health of the financial institutions, evaluating existing deposit and related loan agreements and researching other options.

Racusin

On or about June 13, 2008, the Company received written notification from Racusin of a perceived breach of the Settlement Agreement by the Company. The Company filed a Notice of Filing a Corrected Amortization Schedule on March 17, 2008 to rectify an inaccurate interest calculation in the prior Exhibit 1 to the Settlement Agreement. As a result the Company began making payments according to the corrected Exhibit 1 on March 1, 2008, and has continued to do so every month thereafter. Racusin alleges that the Company’s actions breach the Settlement Agreement. Racusin further alleges that under the terms of the Settlement Agreement the entire obligation became due and payable with interest calculated at twelve percent (12%) from June 30, 2004, and that Racusin may commence an adversarial proceeding. The Company has engaged counsel and intends to vigorously defend against the claims presented.

Internet Sports International, Ltd.

On July 17, 2008, Internet Sports International, Ltd. filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc., AWI Gaming, Inc. and Computerized Bookmaking Systems, Inc., and our General Counsel. The complaint was filed in the District Court, Clark County, Nevada as Case No. A567638, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, and quantum merit. The claims arise out of agreements with plaintiff to jointly develop an upright kiosk, including a purchase agreement and a marketing agreement. Plaintiff alleges that we failed to perform under, and effectively and prematurely terminated, the purchase agreement as to 100 kiosks. Plaintiff further alleges that it had entered into negotiations with an established customer of ours to place kiosks and plaintiff’s products on the customer’s casino floor, and that we contacted the customer and terminated plaintiff’s opportunity. Plaintiff seeks for (i) the recovery of actual, consequential and punitive damages, and (ii) the recovery of attorneys’ fees, costs and expenses. We have engaged counsel and intend to vigorously defend against the claims presented.

Other

The Company is a party to proceedings that are ordinary in nature and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these proceedings. Accordingly, no losses have been accrued for the six months ended July 31, 2008.

5.                                     Stock Options

Activity related to both the employee and directors’ stock option plans for the six months ended July 31, 2008 and 2007, was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2008	749,299	$1.75
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at July 31, 2008	749,299	1.75

Balance at February 1, 2007	757,749	$1.80
Granted	—
Exercised	—
Forfeited or canceled	(26,250)	2.00

Balance at July 31, 2007	731,499	1.79

Stock options exercisable and available for future grants for both current stock option plans as of July 31, 2008 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	548,500	$1.85	4.98 years
Available for future grants	208,767	—	—

Non-cash stock-based compensation expense recorded in “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended July 31, 2008 and 2007, was $26,615 and $50,839, respectively.  Non-cash stock-based compensation expense recorded in “Selling, General and Administrative Expenses” on the consolidated income statements for the six months ended July 31, 2008 and 2007, was $43,811 and $97,006, respectively.

6.             Business Segments

The Company reports the results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The following table indicates the primary components of this segment’s operating loss for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue	$1,718,427	$2,359,567	$4,420,248	$4,523,156
Direct Costs	1,993,195	2,353,998	4,202,124	4,434,178
Selling, General and Administrative	416,003	359,476	717,169	583,374
Depreciation and Amortization	79,006	71,881	158,450	139,399
	2,488,204	2,785,355	5,077,743	5,156,951
Operating Loss	$(769,777)	$(425,788)	$(657,495)	$(633,795)

Hotel/Casino Segment.  The following table indicates the primary components of this segment’s operating income/ (loss) for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue
Casino	$369,267	$386,967	$744,361	$732,382
Hotel	189,322	253,512	302,588	387,795
Food/Beverage	234,230	312,408	404,650	557,297
Less: Casino Cash Incentives and Other Promotional Allowance	(28,115)	(59,437)	(59,364)	(121,130)
	764,704	893,450	1,392,235	1,556,344
Direct Costs and Expenses
Casino	288,386	308,082	575,084	576,933
Hotel	58,800	74,932	106,343	127,795
Food/Beverage	204,040	264,796	374,402	492,668
	551,226	647,810	1,055,829	1,197,396

Selling, General and Administrative	93,430	256,319	183,850	483,449
Depreciation and Amortization	69,090	64,239	138,176	121,548
	713,746	968,368	1,377,855	1,802,393
Operating Income (Loss)	$50,958	$(74,918)	$14,380	$(246,049)

Systems Segment.  The following table indicates the primary components of this segment’s operating income (loss) for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Revenue	$1,038,115	$737,153	$1,968,223	$2,084,868
Direct Costs	290,704	289,983	590,485	690,474
Research and Development	135,947	242,140	302,797	517,120
Selling, General and Administrative	458,344	528,861	848,411	867,363
Depreciation and Amortization	106,210	96,096	215,184	188,182
	991,205	1,157,080	1,956,877	2,263,139
Operating Income (Loss)	$46,910	$(419,927)	$11,346	$(178,271)

Operating Income (Loss) to Loss Before Income Taxes.  The following table reconciles the operating income (loss) from each segment to net loss before income taxes for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Operating Income (Loss)
Wagering	$(769,777)	$(425,788)	$(657,495)	$(633,795)
Hotel/Casino	50,958	(74,918)	14,380	(246,049)
Systems	46,910	(419,927)	11,346	(178,271)
	(671,909)	(920,633)	(631,769)	(1,058,115)
Other Income (Expenses)
Interest Income	13,886	28,622	27,496	61,275
Interest Expense:
Hotel/Casino	(41,931)	(52,958)	(80,532)	(101,170)
Systems	(27,638)	(14,480)	(52,046)	(32,880)
	(69,569)	(67,438)	(132,578)	(134,050)

Litigation Expense	(19,152)	(52,862)	(55,317)	(108,337)
Other, net	33,431	33,938	63,027	61,446
	(41,404)	(57,740)	(97,372)	(119,666)
Loss Before Income Taxes	$(713,313)	$(978,373)	$(729,141)	$(1,177,781)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Our intentions regarding the following subsidiaries are to continue:

•      Leroy’s – operating existing sports books, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

•      CBS – developing, selling and maintaining computerized race and sports wagering systems for the gaming industry and seeking strategic international alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry.  These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad.

•      AWIM – developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling personnel costs, and marketing the kiosks to non-Leroy’s locations.

•      Sturgeon’s – effectively operating the hotel/casino while reviewing and modifying existing procedures and personnel alignment to increase efficiency and reduce expenses.

Where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.  We have implemented, and are continuing to initiate, other cost cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in each of our subsidiaries and began to focus more on cost controls. We will continue to evaluate and closely monitor costs, looking for efficiencies and improvements during at least the remainder of fiscal 2009. During the six months ended July 31, 2008, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in insurance expense, legal expense and computer expenses.

During fiscal 2008, and continuing through the first and second quarters of fiscal 2009, our local, regional and national economy has been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline and transportation costs. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. Consumer demand for gambling, due to decreased disposable income, may further decline during an economic downturn or recession. During the six months ended July 31, 2008, Las Vegas has experienced higher foreclosure and unemployment rates and reduced passenger traffic at McCarran airport and higher transportation costs. We face the risk that the effects of higher interest rates, continued higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Accordingly, this economic downturn in the United States could hurt our financial performance if wagering activity decreases. We may undergo additional cost reductions due to a decline in the demand for wagering, depending on the economic conditions.

Liquidity and Capital Resources.

Cash Flow

As of July 31, 2008, we had a working capital deficit of $(470,703), compared to working capital of $87,244 at January 31, 2008.  The decrease in working capital is primarily due to the seasonality of sports wagering activity for our second quarter as expected, a result of the ongoing pay-down of the Racusin obligation; and reductions in future bets and unpaid tickets as a result of paying out these tickets after the end of football season and the last big game.   Our second quarter is typically our worst quarter regarding cash flow and earnings. This is due to the seasonality of the sports wagering business. The third and fourth quarters have historically been the best two quarters regarding cash flow and earnings for us and we anticipate this year will be no different. The current economic downturn may have a negative impact on cash flow and earnings. Management has instituted cost saving programs, which will continue to benefit us in the future.

On April 21, 2008, U.S. Bank approved a revolving credit note for $500,000 for the Company.  The purpose of this credit note is to provide overdraft protection on our checking accounts.  Any negative balances on our checking accounts will sweep into this overdraft protection credit note and then will be automatically repaid when the funds in the checking accounts return to a positive balance. The maturity date of this credit note is December 31, 2008, but may be renewed at that time, if agreed to by the Company and the bank.  The unpaid principal balance will bear interest at the prime rate. Interest is payable monthly commencing on May 1, 2008.  As of July 31, 2008, the Company had drawn down $500,000 under the revolving credit note.

Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory, including those costs to assemble race/sports systems for our CBS customers.

As of July 31, 2008, net cash used in operations increased by $1,015,722 over the comparable six month period of last year, primarily due to the payout on the last big football game wagers, our use of our bank line of credit, and the continued reduction of the Racusin debt.

Net cash used in investing activities for the six months ended July 31, 2008 decreased by $199,927, as compared to in the same period last year, primarily as a result of decreased purchases of furniture and equipment as we did not acquire or remodel as many sports book locations as we did in the prior year.

Net cash provided by financing activities for the six months ended July 31, 2008 was $354,620, as compared to net cash used in financing activities of ($276,066) for the six months ended July 31, 2007. The increase was due primarily to on increase in borrowings during 2008, primarily due to the bank line of credit.

Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  We maintained a Regulation 22.040 reserve in the amount of $3.0 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) secured by a $1.0 million deposit.  On November 16, 2007, due to increased handle, we increased the bond to $3.4 million along with a total cash deposit of $1.2 million which secures this bond. The cash deposits, in the form of certificates of deposit, are held at Great

Basin Bank of Nevada along with an irrevocable letter of credit, also with Great Basin Bank of Nevada. On February 22, 2008, the bond amount was decreased to $2.8 million still secured by $1.2 million in each deposits, and we remain in compliance with Regulation 22.040. However, if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, and/or a reduction in net income.

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

We believe that we will be able to satisfy our operating cash requirements for at least the next 12 months from existing cash balances and anticipated cash flows.  We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2009) to help us fund the following: indebtedness, litigation expenses and judgments; potential purchase of kiosks; volatility and seasonality effects of sports betting; volatility and timing of system sales; compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. See Liquidity and Capital Resources, Cash Flow.

Results of Operations.

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of the segments.

	Three Months Ended July 31,				Six Months Ended July 31,
Summary	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues	$3,521,246	$3,990,170	$(468,924)	(11.75)%	$7,780,706	$8,164,368	$(383,662)	(4.70)%
Less: Costs and Expenses	4,193,155	4,910,803	(717,648)	(14.61)%	8,412,475	9,222,483	(810,008)	(8.78)%
Less: Other (Income) and Expenses	(41,404)	(57,740)	(16,336)	(28.29)%	(97,372)	(119,666)	(22,294)	(18.63)%

Net Loss	$(713,313)	$(978,373)	$(265,060)	(27.09)%	$(729,141)	(1,177,781)	$(448,640)	(38.09)%

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended July 31, 2008, Compared to the Three Months Ended July 31, 2007.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended July 31, 2008, decreased $(641,140) (-27.17%) over the three months ended July 31, 2007.  This decrease is attributed to the following factors:

We experienced a decline in handle and win percentage during the three months ended July 31, 2008, compared to the same period last year.  Our handle and the win percentages decreased for the three months ended July 31, 2008, as compared to the same period last year.  The slight decline in handle and the related win percentage is due primarily to the overall gaming economic downturn.

Wagering Segment total costs and expenses for the three months ended July 31, 2008, decreased ($297,151) (-10.67%) over the three months ended July 31, 2007.  This decrease is attributed to the following factors:

Direct costs decreased ($360,803) (-15.33%) primarily due to cost reductions in personnel expense, and a decrease in advertising spending.

Selling, general and administrative costs increased $56,527 (+15.72%) primarily due to increases in bank charges, and licensing costs for a key employee in the three months ending July 31, 2008, compared to the three months ending July 31, 2007.

Depreciation and amortization expense increased $7,125 (+9.91%) over the prior year’s three month period primarily due to an increase in capitalized acquisitions made in prior periods for new and remodeled sports books.

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

Hotel/Casino Segment revenues for the three months ended July 31, 2008, decreased ($128,746) (-14.41%) over the three months ended July 31, 2007.  This decrease is attributed to the following factors:

Casino revenues decreased ($17,700) (-4.57%) primarily due to decreased handle and wagering activities for the quarter ending July 31, 2008, compared to the same period ending July 31, 2007, which can be attributed to the lower hotel occupancy rate, due to reduced tourism travel.

Hotel revenues decreased ($64,190) (-25.32%) in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to a lower occupancy rate, primarily due to decreased highway travel, attributed to rising gasoline prices.

Food and beverage revenues decreased ($46,856) (-18.52%) primarily due to the decline in occupancy for the three months ended July 31, 2008, compared to the three months ended July 31, 2007.   The contra-revenue accounts of “casino cash incentives and other promotional allowances” were reduced by closer monitoring of these costs by management, and the reduction in hotel occupancy.

Hotel/Casino Segment total costs and expenses for the three months ended July 31, 2008, decreased ($254,622) (26.29%) over the three months ended July 31, 2007.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased ($19,696) (-6.39%) for the three months ended July 31, 2008, compared to the three months ended July 31, 2007, due to lower casino revenue and an emphasis on cost controls.

Direct costs for the hotel operations decreased ($16,132) (-21.53%) primarily due to lower occupancies for the three months ended July 31, 2008, compared to the three months ended July 31, 2007.

Direct costs for food and beverage operations decreased ($60,756) (-22.94%) primarily due to lower occupancies in the hotel for the three months ended July 31, 2008, compared to the three months ended July 31, 2007.

Selling, general and administrative costs for Sturgeon’s decreased ($162,889) (-63.55%) primarily because there was no bonus payment made during the second quarter of fiscal 2009 compared to the same period of fiscal 2008 and reduced credit card fees, donations and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended July 31, 2008 increased $300,962 (+40.83%)over the three months ended July 31, 2007.  This is attributed primarily to increased equipment sales during the second quarter of fiscal 2009 compared to the same quarter of fiscal 2008.

Revenues from maintenance contracts increased slightly over the prior fiscal year.  This increase is attributable to annual contractual increases charged to existing customers.

Systems Segment total costs and expenses for the three months ended July 31, 2008, decreased ($165,875) (-14.34%) over the three months ended July 31, 2007.  This decrease is attributed to the following factors:

Research and development costs decreased ($106,193) (-43.85%) from the prior three months ended July 31, 2007, primarily due to decreased personnel expense and greater efficiencies.

Selling, General and Administrative costs decreased ($70,517) (-13.33%) from the prior three months ended July 31, 2007, primarily due an improvement in operating efficiencies.

Depreciation and amortization increased $10,114 (+10.52%) from the prior three months ended July 31, 2007, due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income and (expenses).  The other income and (expenses) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $14,736 is due primarily to decreased interest rates paid on our cash deposits and smaller amounts being held in our consolidated bank accounts.

Litigation expense of $19,153 was recorded in the three months ended July 31, 2008; which was related to the Racusin litigation settlement, compared to Racusin litigation expense of $52,862 for the same three month period of the prior fiscal year.  The decreased interest is due to a decline in the principal amount owed to Racusin, due to our payments.

For the Six Months Ended July 31, 2008, Compared to the Six Months Ended July 31, 2007.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the six months ended July 31, 2008 decreased ($102,908) (-2.28%) over the six months ended July 31, 2007.  This decrease is attributed to the following factors:

We experienced increased basketball and baseball handle during the six months ended July 31, 2008 compared to the same period in the prior year due to having more locations and the improvements and expansion of some of our previously existing locations.  However, the increase handle was more than offset by a reduction in the win percentage for the six months ended July 31, 2008 when compared with the previous year.   This was primarily due to  negative change in the results of the last big game of football season, held on February 3, 2008, which occurred during the first quarter of fiscal 2009 and a lower than normal hold percentage in the last month of the second quarter which were primarily baseball wagers.

Wagering Segment total costs and expenses for the six months ended July 31, 2008 decreased ($79,208) (-1.54%) over the six months ended July 31, 2007.  This increase is attributed to the following factors:

Direct costs decreased ($232,054) (-5.23%) primarily due to reductions in personnel costs and a reduction in advertising spending.

Selling, general and administrative costs increased $133,795 (+22.93%) primarily due to increases in various administrative costs, including gaming license expenses, in the six months ending July 31, 2008 compared to the six months ending July 31, 2007.

Depreciation and amortization expense increased $19,051 (+13.67%) over the prior year’s six month period primarily due to an increase in capitalized acquisitions made during prior periods.

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

Hotel/Casino Segment revenues for the six months ended July 31, 2008, decreased ($164,109) (-10.54%) over the six months ended July 31, 2007.  This decrease is attributed to the following factors:

Casino revenues increased slightly, $11,979 (+1.63%) due to increased handle and wagering activities for the quarter ending July 31, 2008 compared to the same period ending July 31, 2007, offset by a reduction in the occupancy rate due to decreased travel.

Hotel revenues decreased ($85,207) (-21.97%) in the first six months of fiscal 2009 compared to the same period of fiscal 2008 due to a lower occupancy rate, primarily due to decreased travel which may have been influenced by slowing economic conditions and the price of gasoline.

Food and beverage revenues decreased ($90,881) (-20.84%) primarily due to the decline in occupancy for the six months ended July 31, 2008 compared to the six months ended July 31, 2007.  The contra-revenue accounts of “casino cash incentives and other promotional allowances” declined primarily due to closer scrutiny of these costs by management combined with a decrease in hotel occupancy.

Hotel/Casino Segment total costs and expenses for the six months ended July 31, 2008, decreased ($424,538) (-23.55%) over the six months ended July 31, 2007.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased ($1,849) (-0.32%) for the six months ended July 31, 2008, compared to the six months ended July 31, 2007, due to an emphasis on cost controls implemented by management.

Direct costs for the hotel operations decreased ($21,452) (-16.79%) primarily due to lower occupancies for the six months ended July 31, 2008, compared to the six months ended July 31, 2007.

Direct costs for food and beverage operations decreased ($118,266) (-24.01%) primarily due to lower occupancies in the hotel for the six months ended July 31, 2008, compared to the six months ended July 31, 2007.

Selling, general and administrative costs for Sturgeon’s decreased ($299,599) (-61.97%) primarily because there was no bonus payment made during the first six months of fiscal 2009 compared to the same period of fiscal 2008, reduced credit card fees, donations and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the six months ended July 31, 2008, decreased ($116,645) (-5.59%) over the six months ended July 31, 2007.  This decrease is attributed to the following factors:

Systems revenues decreased ($99,989) (-14.48%) over the prior fiscal year due to a slight decrease in the number of infrequent sales during the six months ended July 31, 2008, when compared to the six month period ended July 31, 2007.

Revenues from maintenance contracts increased slightly over the prior fiscal year.  This increase is attributable annual contractual increases charged to existing customers.

Systems Segment total costs and expenses for the six months ended July 31, 2008 decreased ($306,262) (-13.53%) over the six months ended July 31, 2007.  This decrease is attributed to the following factors:

Direct costs for systems decreased ($99,989) (-14.48%) over the prior six months ended July 31, 2007, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies and a slight decline in product sales.

Research and development costs decreased ($214,323) (-41.44%) from the prior six months ended July 31, 2007, primarily due to decreased personnel expense and greater efficiencies.

Selling, general and administrative costs decreased ($18,952) (-2.20%)  for the six months ended July 31, 2008, compared to the prior year six month period, primarily due to reduced allocated management fees from AWI.

Depreciation and amortization increased $27,002 (+14.34%) from the prior six months ended July 31, 2007, due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income and (expenses).  The other income and (expenses) categories listed below are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $33,779 is due primarily to decreased interest rates paid on our cash deposits and less overall cash held in deposits.

Litigation expense of $55,317 was recorded in the six months ending July 31, 2008; of which $44,069 was related to the Racusin litigation settlement, compared to Racusin litigation expense of $108,337 for the same six month period of the prior fiscal year.  The decreased interest is due to a decline in the principal amount owed to Racusin, due to our payments.

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

Accounting for Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  Accordingly, we have reviewed our previously filed tax returns and particularly our NOL carryforwards available to reduce current and future tax obligations for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of July 31, 2008. Based on our evaluation, we believe that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our NOL carryforwards, or the related deferred tax assets or valuation allowance. We also believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that an estimate of approximately $440,000 of our net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS No. 157 is effective for us for financial statements issued for the fiscal year ending January 31, 2009, and interim period therein, except that for nonfinancial assets and liabilities, it will not become effective for us until the following year. Since we have no assets or liabilities carried at estimated fair values, and we do not presently intend to take the fair value option offered by SFAS No. 159, there will likely be no affect of SFAS No. 157 or SFAS No. 159 on our future consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply for us prospectively to business combinations and certain other transactions for which the acquisition date is on or after February 1, 2009, and early adoption is prohibited. Since we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for interests in subsidiaries, including certain variable interest entities, held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company currently has and presently contemplates obtaining no noncontrolling interests in any subsidiaries, and accordingly, we do not expect any effect of SFAS 160 in the foreseeable future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 will be effective for the Company’s fiscal year and interim periods beginning February 1, 2009. However, we do not expect that SFAS No. 161 will have an impact on the Company’s future financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141R). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. Management is currently assessing the possible impact of the adoption of FSP No. 142-3 on our future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2008. We determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has not been any changes in the Company’s internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The legal proceedings described in Item 3 of the Company’s annual report on Form 10-K for the year ended January 31, 2008, in addition to the first quarter Form 10-Q, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

Racusin

On or about June 13, 2008, the Company received written notification from Racusin of a perceived breach of the Settlement Agreement by the Company. The Company filed a Notice of Filing a Corrected Amortization Schedule on March 17, 2008 to rectify an inaccurate interest calculation in the prior Exhibit 1 to the Settlement Agreement. As a result the Company began making payments according to the corrected Exhibit 1 on March 1, 2008, and has continued to do so every month thereafter. Racusin alleges that the Company’s actions breach the Settlement Agreement. Racusin further alleges that under the terms of the Settlement Agreement the entire obligation became due and payable with interest calculated at twelve percent (12%) from June 30, 2004, and that Racusin may commence an adversarial proceeding. The Company has engaged counsel and intends to vigorously defend against the claims presented.

Internet Sports International, Ltd.

On July 17, 2008, Internet Sports International, Ltd. filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc., AWI Gaming, Inc. and Computerized Bookmaking Systems, Inc., and our General Counsel. The complaint was filed in the District Court, Clark County, Nevada as Case No. A567638, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, and quantum meruit. The claims arise out of agreements with plaintiff to jointly develop an upright kiosk, including a purchase agreement and a marketing agreement. Plaintiff alleges that we failed to perform under, and effectively and prematurely terminated, the purchase agreement as to 100 kiosks. Plaintiff further alleges that it had entered into negotiations with an established customer of ours to place kiosks and plaintiff’s products on the customer’s casino floor, and that we contacted the customer and terminated plaintiff’s opportunity. Plaintiff seeks for (i) the recovery of actual, consequential and punitive damages, and (ii) the recovery of attorneys’ fees, costs and expenses. We have engaged counsel and intend to vigorously defend against the claims presented.

Other

From time to time we are also involved in other legal matters, litigation and claims of various types in the ordinary course of our business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees, and other matters. We intend to defend all of these matters stridently. However, we cannot assure you that we will be successful in defending any of the matters described above or any other legal matters, litigation or claims in which we may become involved from time to time. If we are not successful in defending these matters, we may be required to pay substantial license fees, royalties or damages, including statutory or other damages, post significant bonds and/or discontinue a portion of our operations. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of these lawsuits or any possible settlements, damage awards, bonds or license fees. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 1A.  Risk Factors.

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. There were no material changes to those risk factors during the three months ended July 31, 2008, except as follows:

Recent Economic Developments — The economic slow down and probable recession have had an adverse impact on our business.

Recently, the residential real estate market in Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, increasing residential mortgage foreclosures and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally.  The general commercial market and gaming industry in Nevada has also shown significant signs of economic slowdown.  These factors, combined with significantly higher oil and gasoline prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and probable recession.  Further declines in real estate values in Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.  The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gambling and sports wagering services offered by our companies.  Because our Sturgeons hotel-casino is heavily dependent on the drive-through market, especially travelers traveling on Interstate 80, the factors identified above have had and will continue to have an impact on our hotel-casino business.  We believe that the operating results discussed above reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.

U.S. Bank Facility — Should the current economic conditions and operational declines continue, we may need to request amendments and/or waivers to the maturity date of our U.S. Bank facility.

At July 31, 2008 we had approximately $1.4 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the remainder of 2008.  We anticipate, however, that we may require additional funds to meet operations, capital expenditures for existing operations and scheduled payments on our outstanding indebtedness for 2009. No assurances can be given, however, that our cash flow will be sufficient, that our estimates of our cash needs in respect of existing operations are accurate, that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds.  Should the current economic conditions and operational declines continue, we may need to request amendments and/or waivers to the December 31, 2008 maturity date of our U.S. Bank revolving credit facility (which facility is fully drawn).  Although we expect we will be able to meet our payment obligations or will be able to negotiate such amendments and/or waivers to our U.S. Bank facility, there can be no assurance that we will be successful in doing so.  Failure to meet our payment obligations or failure to obtain amendments and/or waivers to the maturity date may result in the occurrence of an event of default under the U.S. Bank facility. Upon the occurrence of an event of default, the lender under our U.S. Bank facility would have the ability to, among other things, accelerate all amounts outstanding under the revolving credit agreement, terminate the credit agreement and cease extending credit to us, use our depository accounts, cash and other property in the possession of lender to pay our obligations under the credit agreement and notify our accord debtors to make payments directly to lender. Our ability to pay our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Change in Terms Agreement dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada, incorporated by reference to registrant’s Form 10-Q, as filed with the

EXHIBIT NUMBER	DESCRIPTION
Securities and Exchange Commission on June 13, 2008

10.2

Commercial Guaranty, dated May 5,2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on June 13, 2008

10.3

Commercial Guaranty, dated May 5, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on June 13, 2008

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

AMERICAN WAGERING, INC.

Dated:	September 12, 2008

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer