Form 10-Q
period 2008-10-31
AMERICAN WAGERING INC
filed 2008-12-15
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of December 8, 2008, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED)
AND AS OF JANUARY 31, 2008

	October 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,995,294	$3,316,595
Restricted Cash	1,281,069	1,323,688
Accounts Receivable, net of allowance for doubtful accounts of $0 and $2,835	188,841	345,145
Inventories	295,708	443,639
Deferred Tax Assets, net of allowance	440,481	440,481
Prepaid Expenses and Other Current Assets	502,708	497,056
	5,704,101	6,366,604

Property and Equipment, net of accumulated depreciation and amortization	4,316,392	4,783,451
Goodwill	103,725	103,725
Other Assets	305,688	289,192
	$10,429,906	$11,542,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$744,482	$1,280,161
Accounts Payable	908,687	1,055,547
Line of Credit	494,129	—
Accrued Expenses	668,661	1,006,310
Unpaid Winning Tickets	1,232,955	1,401,382
Customer Deposits and Other	1,935,767	1,535,960

	5,984,681	6,279,360

Long-Term Debt, less current portion	2,996,535	3,046,655
Other Long-Term Liabilities	611,963	655,693
	3,608,498	3,702,348
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
	9,916,979	10,305,508

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,302,570	12,246,651
Deficit	(12,635,849)	(11,855,393)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	512,927	1,237,464
	$10,429,906	$11,542,972

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2008	2007	2008	2007
REVENUES:
Wagering	$2,583,246	$3,479,725	$7,003,494	$8,002,881
Hotel/Casino	756,029	835,751	2,148,264	2,392,095
Systems	960,207	812,716	2,928,430	2,897,584
	4,299,482	5,128,192	12,080,188	13,292,560
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	2,219,824	2,943,959	6,421,948	7,378,137
Hotel/Casino	530,015	636,167	1,585,844	1,829,752
Systems	266,122	359,424	856,607	1,053,710
	3,015,961	3,939,550	8,864,399	10,261,599

Operating Expenses:
Research and Development	139,191	236,956	441,988	754,075
Selling, General and Administrative	783,426	906,121	2,532,857	2,840,307
Depreciation and Amortization	258,239	237,329	770,048	686,458
	1,180,856	1,380,406	3,744,893	4,280,840
	4,196,817	5,319,956	12,609,292	14,542,439
OPERATING INCOME (LOSS)	102,665	(191,764)	(529,104)	(1,249,879)

OTHER INCOME (EXPENSE):
Interest Income	10,245	22,401	37,741	83,675
Interest Expense	(63,823)	(72,029)	(196,401)	(206,079)
Litigation Expense	(17,653)	(28,871)	(72,970)	(137,208)
Other	23,260	73,885	86,287	135,331
	(47,971)	(4,614)	(145,343)	(124,281)

NET INCOME (LOSS)	$54,694	$(196,378)	$(674,447)	$(1,374,160)

NET INCOME (LOSS) PER COMMON SHARE BASIC	$0.00	$(0.03)	$(0.10)	$(0.18)
DILUTED	$0.00	$ N/A	$ N/A	$ N/A

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended October 31,
	2008	2007

Operating Activities
Net cash (used in) provided by operating activities	$(311,164)	$801,022

Investing Activities
Gross increases in restricted cash	(559,161)	(466,920)
Withdrawal of restricted cash	601,780	471,217
Proceeds from the sale of property and equipment	1,500	—
Purchase of property and equipment	(301,577)	(678,097)
Net cash used in investing activities	(257,458)	(673,800)

Financing Activities
Repayment of borrowings	(3,292,365)	(317,596)
Proceeds from borrowings	3,645,694	—
Preferred stock dividends	(106,008)	(94,284)
Net cash provided by (used in) financing activities	247,321	(411,880)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(321,301)	(284,658)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,316,595	4,537,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,995,294	$4,252,766

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Nine Months Ended October 31, 2008

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

The United States has been experiencing a severe economic downturn and recession that has curtailed casino gaming development, activity and profitability. This is a local and nationwide problem, resulting in highly reduced availability of credit and capital financing.  The current economic recession has had a negative impact on cash flow and earnings for the three and nine months ended October 31, 2008. The effects and the duration of these negative developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time, but may likely be significant. Management has instituted cost saving programs, which will continue to benefit the Company in the future. See also Note 7. Subsequent Events.

2.                                     Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, diluted net loss per common share is not presented for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive due to the losses. The amounts of potentially anti-dilutive common shares that have been excluded from any calculation of basic net income (loss) per share were 748,099 and 2,400 for the three months ended October 31, 2008 and 2007, respectively. The amounts of potentially anti-dilutive common shares that have been excluded from any calculation of basic net loss per share were 747,699 and 42,400 for the nine months ended October 31, 2008 and 2007, respectively.  Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the periods presented.

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
For the three months ended October 31, 2008
Net income	$54,694
Less preferred stock dividends	(35,594)
Basic net income per common share:
Net income available to common shares	19,100	8,068,779	$0.00
Effect of dilutive stock options		691
Diluted net income per common share:
Net income available to common shares	$19,100	8,069,470	$0.00

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) cont’d

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
For the three months ended October 31, 2007
Net loss	$(196,378)
Less preferred stock dividends	(24,056)
Basic net loss per common share:
Net loss available to common shares	(220,434)	8,068,779		$(0.03)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the nine months ended October 31, 2008
Net loss	$(674,447)
Less preferred stock dividends	(106,008)
Basic net loss per common share:
Net loss available to common shares	(780,455)	8,068,787		$(0.10)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

For the nine months ended October 31, 2007
Net loss	$(1,374,160)
Less preferred stock dividends	(94,284)
Basic net loss per common share:
Net loss available to common shares	(1,468,444)	8,068,779		$(0.18)
Effect of dilutive stock options		*
Diluted net loss per common share:
Net loss available to common shares	$ *	*	$	*

* Diluted income (loss) per share is not applicable for loss periods.

3.                                     Income Taxes

Effective February 1, 2007, as required, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). Accordingly, management has reviewed the Company’s previously filed tax returns and particularly its federal income tax net operating loss (“NOL”) carryforwards available to reduce current and future tax obligations for the possible effect of FIN 48 as of January 1, 2007, and subsequently. Based on its evaluation, management believes that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, the Company’s NOL carryforwards, or the related deferred tax assets or the valuation allowance. The income tax years of 2007, 2006, 2005 and 2004 remain open to examination under the statute of limitations by the U.S. federal, state and local respective taxing jurisdictions.

At October 31, 2008, the Company had federal tax NOL carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $5.0 million, of which approximately $1.8 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The determination of profitability in the future is partially based on the market penetration of our kiosks and potential volume of systems sales; implementation of cost reductions; our sports betting volumes and win percentages; and other factors. Therefore, no additional tax benefit or expense provision was recognized for the current period loss.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) cont’d

Management believes that AWI will be sufficiently profitable for the short-term future, with the continued football season, and it is therefore more likely than not that a portion, estimated to be approximately $440,000, of its net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized. However, there can be no assurance that the Company will be profitable in the future.

The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to changes in deferred tax activity and related adjustments to the related deferred tax asset valuation allowance.

4.                                     Litigation and Contingencies

For the three-month and nine-month periods ended October 31, 2008 and 2007, the Company recorded additional interest expense of $17,653 and $28,871, and $62,722 and $137,208, respectively, with respect to our previously recorded obligation due to Michael Racusin under a litigation settlement agreement. The remainder related to other litigation expense.

Due to several recent financial institution failures, the Company is continuing to monitor and evaluate the risk regarding its uninsured deposits held in banks. The Company continues to explore alternatives to further mitigate these risks by monitoring the health of the financial institutions. The Company has evaluated existing deposit and related loan agreements.

Racusin

On June 13, 2008, the Company received written notification from Racusin of an alleged breach of the Settlement Agreement by the Company.  The Company filed a Notice of Filing a Corrected Amortization Schedule on March 17, 2008 to rectify an inaccurate interest calculation in the prior Exhibit 1 to the Settlement Agreement.  As a result, the Company began making payments according to the corrected Exhibit 1 on March 1, 2008, and has continued to do so every month thereafter.  Racusin alleges that the Company’s actions breach the Settlement Agreement.  Racusin further alleges that under the terms of the Settlement Agreement the entire obligation became due and payable with interest calculated at twelve percent (12%) from June 30, 2004, and Racusin threatened to commence an adversarial proceeding.

On October 10, 2008, Racusin filed a Motion to File Supplemental Pleadings and Michael Racusin’s (Proposed) Counterclaim Against Plaintiffs asserting the allegations discussed above.  The hearing on Racusin’s motion is scheduled for December 23, 2008.

The Company disputes Racusin’s allegation that it breached the Settlement Agreement. The Company has engaged counsel and intends to vigorously defend itself against the allegations.

Internet Sports International, Ltd.

On July 17, 2008, Internet Sports International, Ltd. (“ISI”) filed a complaint against three of the Company’s subsidiaries, AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Computerized Bookmaking Systems, Inc. (“CBS”), and the Company’s General Counsel.  The complaint was filed in the District Court, Clark County, Nevada as Case No. A567638, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, and quantum meruit.  The claims arise out of agreements with plaintiff to jointly develop an upright kiosk, including an equipment purchase agreement, software license agreement, and a marketing agreement.  Plaintiff alleges that the Company failed to perform under, and effectively and prematurely terminated, the equipment purchase agreement as to 100 upright kiosks.  Plaintiff further alleges that it had entered into negotiations with an established customer of the Company to place kiosks and plaintiff’s products on the customer’s casino floor, and that management contacted the customer and terminated plaintiff’s opportunity.  Plaintiff seeks for (i) the recovery of actual, consequential and punitive damages, and (ii) the recovery of attorneys’ fees, costs and expenses.

On December 8, 2008, the Court granted in part and denied in part a Motion to Dismiss and/or for Summary Judgment filed by AWIM, AWIG, CBS and the Company’s General Counsel.  The Court granted the

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) cont’d

Motion regarding ISI’s claims of (i) breach of contract and breach of the implied covenant of good faith and fair dealing against CBS and AWIG, (ii) unjust enrichment against AWIM, and (iii) negligent interference with a prospective business advantage against all defendants.  The Court denied the Motion regarding ISI’s claims of (i) intentional interference with prospective economic advantage against all defendants, (ii) quantum meruit against CBS and AWIG, and (iii) unjust enrichment against CBS and AWIG.

The Company expects to file its Answer to the remaining claims on or before December 18, 2008, and the case will proceed to discovery.

Other

From time to time the Company is also involved in other legal matters, litigation and claims of various types in the ordinary course of business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters.  Management is unable to estimate any minimum losses from any of these proceedings.  Accordingly, no losses have been accrued for the nine months ended October 31, 2008.  The Company intends to defend all of these matters stridently. However, there is no assurance that it will be successful in defending any of the matters described above or any other legal matters, litigation or claims in which it may become involved from time to time. If the Company is not successful in defending these matters, it may be required to pay substantial license fees, royalties or damages, including statutory or other damages, post significant bonds and/or discontinue a portion of its operations. Furthermore, the Company’s insurance coverage and other capital resources may be inadequate to cover anticipated costs of these lawsuits or any possible settlements, damage awards, bonds or license fees. Even if it is successful in defending these matters, these claims still can harm the Company severely by damaging its reputation, requiring it to incur legal costs, lowering its stock price and public demand for its stock, and diverting management’s attention away from the Company’s primary business activities in general.

5.                                     Stock Options

Activity related to both the employee and directors’ stock option plans for the nine months ended October 31, 2008 and 2007, was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2008	749,299	$1.75
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at October 31, 2008	749,299	1.75

Balance at February 1, 2007	757,749	$1.80
Granted	30,000	0.96
Exercised	—
Forfeited or canceled	(26,250)	2.00

Balance at October 31, 2007	761,499	1.76

Stock options exercisable and available for future grants for both current stock option plans as of October 31, 2008 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	558,500	$1.83	4.73 years
Available for future grants	208,767	—	—

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) cont’d

Non-cash stock-based compensation expense recorded in “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended October 31, 2008 and 2007, was $12,108 and $32,074, respectively.  Non-cash stock-based compensation expense recorded in “Selling, General and Administrative Expenses” on the consolidated income statements for the nine months ended October 31, 2008 and 2007, was $55,919 and $70,339, respectively.

6.                                     Business Segments

The Company reports the results of operations through three operating segments:  Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The following table indicates the primary components of this segment’s operating income (loss) for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue	$2,583,246	$3,479,725	$7,003,494	$8,002,881
Direct Costs	2,219,824	2,943,959	6,421,948	7,378,137
Selling, General and Administrative	307,543	418,679	1,024,682	923,421
Depreciation and Amortization	80,676	67,503	239,156	206,902
	2,608,043	3,430,141	7,685,786	8,508,460
Operating Income (Loss)	$(24,797)	$49,584	$(682,292)	$(505,579)

Hotel/Casino Segment.  The following table indicates the primary components of this segment’s operating income (loss) for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue
Casino	$363,853	$394,510	$1,108,214	$1,126,886
Hotel	189,517	179,131	492,105	566,926
Food/Beverage	231,815	293,108	636,465	791,770
Less: Casino Cash Incentives and Other Promotional Allowance	(29,156)	(30,998)	(88,520)	(93,487)
	756,029	835,751	2,148,264	2,392,095
Direct Costs and Expenses
Casino	179,076	312,093	754,160	885,215
Hotel	53,012	59,448	159,355	187,243
Food/Beverage	297,926	264,626	672,328	757,294
	530,014	636,167	1,585,843	1,829,752

Selling, General and Administrative	42,404	179,208	226,254	743,382
Depreciation and Amortization	69,676	70,644	207,852	192,193
	642,094	886,019	2,019,949	2,765,327
Operating Income (Loss)	$113,935	$(50,268)	$128,315	$(373,232)

Systems Segment.  The following table indicates the primary components of this segment’s operating income (loss) for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Revenue	$960,207	$812,716	$2,928,430	$2,897,584
Direct Costs	266,122	359,424	856,607	1,053,710
Research and Development	139,191	236,956	441,988	754,075
Selling, General and Administrative	433,510	308,234	1,281,921	1,173,504
Depreciation and Amortization	107,857	99,182	323,041	287,363
	946,680	1,003,796	2,903,557	3,268,652
Operating Income (Loss)	$13,527	$(191,080)	$24,873	$(371,068)

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) cont’d

Operating Income (Loss) to Income (Loss) Before Income Taxes.  The following table reconciles the operating income (loss) from each segment to net loss before income taxes for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Operating Income (Loss)
Wagering	$(24,797)	$49,584	$(682,292)	$(505,579)
Hotel/Casino	113,935	(50,268)	128,315	(373,232)
Systems	13,527	(191,080)	24,873	(371,068)
	102,665	(191,764)	(529,104)	(1,249,879)
Other Income (Expenses)
Interest Income	10,245	22,401	37,741	83,675
Interest Expense:	(63,823)	(72,029)	(196,401)	(206,079)
Litigation Expense	(17,653)	(28,871)	(72,970)	(137,208)
Other, net	23,260	73,885	86,287	135,331
	(47,971)	(4,614)	(145,343)	(124,281)
Income (Loss) Before Income Taxes	$54,694	$(196,378)	$(674,447)	$(1,374,160)

7.                                     Subsequent Events

Due to the current negative economic environment, the Company has taken additional measures to increase cash flow after October 31, 2008.  Effective January 1, 2009, the Company will no longer match the employees’ 401(k) contributions.  The salaries of the President of AWIG and the controller of Sturgeon’s Hotel and Casino were reduced by 20 percent, effective October 3, 2008. On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.  Pursuant to the original terms of Mr. Salerno’s employment agreement, Mr. Salerno is entitled to an annual base salary of $240,000. Melody J. Sullivan, the Company’s Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20% effective January 3, 2009.  Pursuant to the original terms of her employment agreement, Ms. Sullivan is entitled to an annual base salary of $180,000.  Additionally, several higher salaried employees each agreed to reduce their salaries by 20 percent effective January 3, 2009. Certain higher paid hourly employees agreed to a 32 hour work week, effective January 4, 2009, resulting in a 20 percent pay reduction. The salary reductions are intended to be temporary pending an improvement in the Company’s cash flow.

Victor Salerno, the Company’s President, Chief Executive Officer and Chief Operating Officer, loaned the Company an additional $500,000 on December 1, 2008 to fund urgent cash flow needs of the Company.  Due to the urgency, the funds were advanced on an expedited basis without formal board approval.  As reported in the Company’s Form 10-Q for the quarter ended July 31, 2008, Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008.  The independent directors of the Company are considering for fairness, a proposed amendment to that loan agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno as well as other proposed terms and are considering other alternatives.

On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company’s $500,000 revolving line of credit to 90 days after the original maturity date of December 31, 2008 and to further negotiate the terms of the line of credit.  However, until definitive agreements are signed, there can be no assurance the line of credit will be extended or that the terms of the line of credit can be renegotiated on terms favorable to the Company.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Our intentions regarding the following subsidiaries are to continue:

•                  Leroy’s – operating existing sports books, generating revenue from customer wagers less pay outs, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. We will also continue our review of existing Leroy’s locations in order to close those locations that are not operating efficiently.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

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

We have implemented, and are continuing to initiate cost cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in each of our subsidiaries and began to focus more on cost controls. During the nine months ended October 31, 2008, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in insurance expense, legal expense and computer expenses. We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2009. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.

During the latter part of fiscal 2008, and continuing through the three quarters of fiscal 2009, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic recession and the subprime mortgage crisis and higher gasoline and transportation costs during much of the year.

Confidence in the credit market has also eroded, which resulted in a tightening of credit availability.  During the nine months ended October 31, 2008, Las Vegas has experienced higher foreclosure and unemployment rates and reduced passenger traffic at McCarran airport and higher transportation costs for much of the year. We face the risk that the effects of higher unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic recession.  We have also experienced a change in gambling patterns of our patrons, including a trend towards more conservative bets, which tend to be less profitable to the Company.  In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80; these factors have and will continue to have an adverse affect on our business.  Accordingly, if the economic recession in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made.

Liquidity and Capital Resources

Cash Flow

As of October 31, 2008, we had a working capital deficit of $(280,580), compared to working capital of $87,244 at January 31, 2008.  The decrease in working capital is primarily due to the decrease in hold amounts due to decreased types of wagers due to the poor economic environment; the result of the ongoing pay-down of the Racusin obligation; and the timing of and increases in future bets and unpaid winning tickets.   The third and fourth quarters have historically been the best two quarters regarding cash flow and earnings for us and we have made substantial improvement from the third quarter of last year regarding the reduction of our net loss to net income for the quarter.

The United States has been experiencing a severe economic downturn and recession that has curtailed casino gaming development, activity and profitability. This is a local and nationwide problem, resulting in highly reduced availability of credit and capital financing.  The current economic recession has had a negative impact on cash flow and earnings for the third quarter and nine months ended October 31, 2008.  The effects and the duration of these negative developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time, but may likely be significant.

Due to the current negative economic environment, the Company has taken additional measures to increase cash flow after October 31, 2008.  Effective January 1, 2009, the Company will no longer match the employees’ 401(k) contributions.  The salaries of the President of AWIG and the controller of Sturgeon’s Hotel and Casino were reduced by 20 percent, effective October 3, 2008. On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.  Pursuant to the original terms of Mr. Salerno’s employment agreement, Mr. Salerno is entitled to an annual base salary of $240,000. Melody J. Sullivan, the Company’s Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20% effective January 3, 2009.  Pursuant to the original terms of her employment agreement, Ms. Sullivan is entitled to an annual base salary of $180,000.  Additionally, several higher salaried employees each agreed to reduce their salaries by 20 percent effective January 3, 2009. Certain higher paid hourly employees agreed to a 32 hour work week, effective January 4, 2009, resulting in a 20 percent pay reduction. The salary reductions are intended to be temporary pending an improvement in the Company’s cash flow.

Victor Salerno, the Company’s President, Chief Executive Officer and Chief Operating Officer, loaned the Company an additional $500,000 on December 1, 2008 due to the cash flow needs of the Company.  Due to the urgency, the funds were advanced on an expedited basis without formal board approval.  As reported in the Company’s Form 10-Q for the quarter ended July 31, 2008, Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008.  The independent directors of the Company are considering for fairness a proposed amendment to that loan agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno as well as considering other alternatives.

On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company’s $500,000 revolving line of credit for 90 days after the original maturity date of December 31, 2008 and to further negotiate the terms of the line of credit.  However, until definitive agreements are signed, there can be no assurance the line of credit will be extended or that the terms of the line of credit can be renegotiated on terms favorable to the Company.

Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, telecommunications, debt service, interest expense, and costs related to inventory, including those costs to assemble race/sports systems for our CBS customers.

As of October 31, 2008, net cash used in operations increased by $1,112,186 over the comparable nine month period of last year, primarily due to the payout on the last big professional football game wagers, and the continued reduction of the Racusin debt due to pay-downs.

Net cash used in investing activities for the nine months ended October 31, 2008 decreased by $416,342, compared to the same period last year, primarily as a result of decreased purchases of furniture and equipment as we did not acquire or remodel as many sports book locations as we did in the prior year.

Net cash provided by financing activities for the nine months ended October 31, 2008 was $247,321, as compared to net cash used in financing activities of ($411,880) for the nine months ended October 31, 2007. The increase was due primarily to the utilization of the bank revolving line of credit.

Regulation:  Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  Since November 16, 2007, we maintained a Regulation 22.040 reserve in the amount of $3.4 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) secured by a $1.2 million deposit.  The cash deposits, in the form of certificates of deposit, are held at Great Basin Bank of Nevada along with an irrevocable letter of credit, also with Great Basin Bank of Nevada. On February 22, 2008, the bond amount was decreased to $2.8 million, due to decreased handle, and still secured by $1.2 million in deposits, and we remain in compliance with Regulation 22.040. However, if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, an elimination or reduction of telephone wagering accounts, and/or a reduction in net income. At this time, our reserve requirement is deemed sufficient.

Outlook

Our liquidity has been adversely impacted by a number of factors, including those summarized under “Overview” above.

At October 31, 2008, we had approximately $3.0 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, assuming the $500,000 line of credit with U.S. Bank is extended as discussed above, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2009.  No assurance can be given, however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that U.S. Bank extends our revolving line of credit, that new business development or unforeseen events will not occur, that the outcome of litigation will be positive, including any amounts that may be accelerated under the Racusin settlement agreement, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We anticipate that we will require additional funds to meet our cash requirements sometime in fiscal 2010. To raise capital, we may seek to sell additional securities, issue debt or convertible securities, obtain additional credit facilities through financial institutions or third parties, or sell assets of the Company. No assurance can be given, however, that we will be able to raise any additional capital, or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, including the current downturn in the gaming industry, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due.  See “Liquidity and Capital Resources, Cash Flow”.

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

	Three Months Ended October 31,				Nine Months Ended October 31,
Summary	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Revenues	$4,299,482	$5,128,192	$(828,710)	(16.16)	$12,080,188	$13,292,560	$(1,212,372)	(9.12)
Less: Costs and Expenses	4,196,817	5,319,956	(1,123,139)	(21.11)	12,609,292	14,542,439	(1,933,147)	(13.29)
Less: Other Income (Expense)	(47,971)	(4,614)	(43,357)	939.68	(145,343)	(124,281)	(21,062)	(16.95)

Net Income (Loss)	$54,694	$(196,378)	$251,072	(127.85)	$(674,447)	(1,374,160)	$699,713	(50.92)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended October 31, 2008, Compared to the Three Months Ended October 31, 2007.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended October 31, 2008, decreased $(896,479) (-25.76%) over the three months ended October 31, 2007.  This decrease is attributed to the following factors:

We experienced a decline in handle and win percentage during the three months ended October 31, 2008, compared to the same period last year. The decline in handle and the related win percentage is due primarily to the overall gaming economic recession.

Wagering Segment total costs and expenses for the three months ended October 31, 2008, decreased ($822,128)(-23.97%) over the three months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs decreased ($724,135) (-24.60%) primarily due to cost reductions in personnel expense, and a decrease in advertising spending.

Selling, general and administrative costs decreased ($111,136) (-26.54%) primarily due to decreased ticket writer shortages charges in the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

Depreciation and amortization expense increased $13,173 (+19.51%) over the prior year’s three month period primarily due to an increase in capitalized acquisitions made in prior periods for new and remodeled sports books.

An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits.  The types of wagers placed and the accurate predictability of the outcomes of the games are also factors. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

Subject to cost constraints, we intend to continue to open new locations that we expect to operate profitably and to continue our review of existing locations in order to close those locations that are not operating efficiently or reduce staffing with more automation.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control, that we will be able to add new locations, and/or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s.  Sturgeon’s commenced operations on March 1, 2006.

Hotel/Casino Segment revenues for the three months ended October 31, 2008, decreased ($79,722) (-9.54%) over the three months ended October 31, 2007.  This decrease is attributed to the following factors:

Casino revenues decreased ($30,657) (-7.77%) primarily due to decreased handle and wagering activities for the quarter ended October 31, 2008, compared to the same period ended October 31, 2007, which can be attributed to reduced tourism travel and reduced local customers due to the economic recession.

Hotel revenues increased $10,386 (+5.80%) in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to an increase in occupancy rate, primarily due to increased mining activities in the area.

Food and beverage revenues decreased ($61,293) (-20.91%) primarily due to the decline in local casino customers for the three months ended October 31, 2008 and a decline in tourism traffic, compared to the three months ended October 31, 2007.   The contra-revenue accounts of “casino cash incentives and other promotional allowances” were reduced slightly by the more stringent monitoring of these costs by management.

Hotel/Casino Segment total costs and expenses for the three months ended October 31, 2008, decreased ($243,925) (-27.53%) over the three months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased ($133,017) (-42.62%) for the three months ended October 31, 2008, compared to the three months ended October 31, 2007, due to lower casino revenue, decreased staffing,  and an emphasis on other cost controls.

Direct costs for the hotel operations decreased ($6,436) (-10.83%) primarily due to reduced staffing for the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

Direct costs for food and beverage operations increased $33,300 (+12.58%) primarily due to increased costs for food and beverage, primarily transportation, for the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

Selling, general and administrative costs for Sturgeon’s decreased ($136,804) (-76.34%) for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, primarily due to reduced staffing and credit card fees, donations and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended October 31, 2008 increased $147,491 (+18.15%) over the three months ended October 31, 2007.  This is attributed primarily to increased equipment sales during the third quarter of fiscal 2009 compared to the same quarter of fiscal 2008.

Revenues from maintenance contracts increased slightly over the prior fiscal year.  This increase is attributable to annual contractual increases charged to existing customers.

Systems Segment total costs and expenses for the three months ended October 31, 2008, decreased ($57,116) (-5.69%) over the three months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs for systems decreased ($93,302) (-25.96%) over the prior three months ended October 31, 2007, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs decreased ($97,765) (-41.26%) from the prior three months ended October 31, 2007, primarily due to decreased personnel expense and greater efficiencies.

Selling, General and Administrative costs increased $125,276 (+40.64%) from the prior three months ended October 31, 2007, primarily due to a bad debt expense write off of $39,000 in this period and other operating expenses.

Depreciation and amortization increased $8,675 (+8.75%) from the prior three months ended October 31, 2007, due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income (expense).  The other income (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $12,156 is due primarily to decreased interest rates paid on our cash deposits and smaller amounts being held in our consolidated bank accounts.

Litigation expense of $17,653 was recorded in the three months ended October 31, 2008; which was related to the Racusin litigation settlement, compared to Racusin litigation expense of $28,871 for the same three month period of the prior fiscal year.  The decreased interest is due to a decline in the principal amount owed to Racusin, due to our payments.

Other decreased $50,625 due to decreased rental income in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

For the Nine Months Ended October 31, 2008, Compared to the Nine Months Ended October 31, 2007.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the nine months ended October 31, 2008 decreased ($999,387) (-12.49%) over the nine months ended October 31, 2007.  This decrease is attributed to the following factors:

We experienced increased basketball and baseball handle during the nine months ended October 31, 2008 compared to the same period in the prior year due to having more locations and the improvements and expansion of some of our previously existing locations.  However, the increase handle for those sports was not carried forward to football, due to the economic recession. Additionally, the handle increases earlier in the year was more than offset by a reduction in the win percentage for the nine months ended October 31, 2008 when compared with the previous year.   This was primarily due to negative change in the results of the last big game of the professional football season, held on February 3, 2008, which occurred during the first quarter of fiscal 2009 and a lower than normal hold percentage from the last month of the second quarter which were primarily baseball wagers through the end of the third quarter.

Wagering Segment total costs and expenses for the nine months ended October 31, 2008 decreased ($822,674) (-9.67%) over the nine months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs decreased ($956,189) (-12.96%) primarily due to reductions in personnel costs and a reduction in advertising spending.

Selling, general and administrative costs increased $101,261 (+10.97%) primarily due to increases in various administrative costs, including gaming license expenses, in the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007, partially offset by a decrease in ticket writer shortages.

Depreciation and amortization expense increased $32,254 (+15.59%) over the prior year’s nine month period primarily due to an increase in capitalized acquisitions for new and remodeled locations made during prior periods.

An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits.  The types of wagers placed and the accurate predictability of the outcomes of the games are also factors. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

Subject to cost constraints, we intend to continue to open new locations that we expect to operate profitably and to continue our review of existing locations in order to close those locations that are not operating efficiently or reduce staffing with more automation.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control, that we will be able to add new locations, and/or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s.  Sturgeon’s commenced operations on March 1, 2006.

Hotel/Casino Segment revenues for the nine months ended October 31, 2008, decreased ($243,831) (-10.19%) over the nine months ended October 31, 2007.  This decrease is attributed to the following factors:

Casino revenues decreased ($18,672) (-1.66%) compared to the nine months ended October 31, 2007, which can be attributed to the due to reduced tourism travel and reduced local customers due to the economic recession.

Hotel revenues decreased ($74,821) (-13.20%) in the first nine months of fiscal 2009 compared to the same period of fiscal 2008 due to a lower occupancy rate, primarily due to decreased travel which may have been influenced by slowing economic conditions and the price of gasoline.

Food and beverage revenues decreased ($155,305) (-19.61%) primarily due to the reduced tourism travel and reduced local customer traffic, due to the economic recession, for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.  The contra-revenue accounts of “casino cash incentives and other promotional allowances” declined primarily due to closer scrutiny of these costs by management combined with a decrease in hotel occupancy.

Hotel/Casino Segment total costs and expenses for the nine months ended October 31, 2008, decreased ($745,378) (-26.95%) over the nine months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased ($131,055) (-14.80%) for the nine months ended October 31, 2008, compared to the nine months ended October 31, 2007, due to an emphasis on cost controls implemented by management.

Direct costs for the hotel operations decreased ($27,888) (-14.89%) primarily due to lower occupancies for the nine months ended October 31, 2008, compared to the nine months ended October 31, 2007.

Direct costs for food and beverage operations decreased ($84,966) (-11.22%) primarily due to lower occupancies in the hotel for the nine months ended October 31, 2008, but partially offset by increased prices for food and beverages in the third quarter of fiscal 2009, compared to the nine months ended October 31, 2007.

Selling, general and administrative costs for Sturgeon’s decreased ($517,128) (-69.56%) primarily because there was no bonus payment made during the first nine months of fiscal 2009 compared to the same period of fiscal 2008, reduced personnel costs, lower credit card fees, donations and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the nine months ended October 31, 2008, increased $30,846 (+1.06%) over the nine months ended October 31, 2007.  This increase is attributed to the following factors:

Systems revenues increased over the prior fiscal year due to the timing and in the number of infrequent or non-recurring sales during the nine months ended October 31, 2008, when compared to the nine month period ended October 31, 2007.

Revenues from maintenance contracts increased slightly over the prior fiscal year.  This increase is attributable to annual contractual increases charged to existing customers.

Systems Segment total costs and expenses for the nine months ended October 31, 2008 decreased ($365,095) (-11.17%) over the nine months ended October 31, 2007.  This decrease is attributed to the following factors:

Direct costs for systems decreased ($197,103) (-18.71%) over the prior nine months ended October 31, 2007, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs decreased ($312,087) (-41.39%) from the prior nine months ended October 31, 2007, primarily due to decreased personnel expense and greater efficiencies.

Selling, general and administrative costs increased $108,417 (+9.24%) for the nine months ended October 31, 2008, compared to the prior year nine month period, primarily due to a bad debt expense write off of $39,000 in the third quarter of fiscal 2009 and other increased operating expenses.

Depreciation and amortization increased $35,678 (+12.42%) from the prior nine months ended October 31, 2007, due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other income (expense).  The other income (expense) categories listed below are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $45,934 is due primarily to decreased interest rates paid on our cash deposits and less overall cash held in deposits.

Litigation expense of $72,970 was recorded in the nine months ended October 31, 2008; of which $61,722 was related to the Racusin litigation settlement, compared to Racusin litigation expense of $137,208 for the same nine month period of the prior fiscal year.  The decreased interest is due to a decline in the principal amount owed to Racusin, due to our payments.

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

Hotel/Casino Revenue

We report the revenues of Sturgeon’s, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators.  These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates.  We do estimate certain liabilities with payment periods that extend for longer than several months.  We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future.  Future actual results might differ materially from these estimates.  Slot revenue is the drop

(the total amount removed from the machine) less the fills and the payouts.  For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned.  The Sturgeon’s acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon’s operation were reported for the first time in the fiscal year ended January 31, 2007.

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

Accounting for Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  Accordingly, we have reviewed our previously filed tax returns and particularly our NOL carryforwards available to reduce current and future tax obligations for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of October 31, 2008. Based on our evaluation, we believe that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our NOL carryforwards, or the related deferred tax assets or valuation allowance. We also believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that an estimate of approximately $440,000 of our net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2008. It was determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, with the exception of our late Form 8-K filing with regard to the $500,000 loan from Victor Salerno. The Form 8-K filing was delayed due to the delay in finalizing the terms of the loan and the immediate need of the funds by the Company. The Director are currently considering the fairness of these terms. In the future, a more timely Form 8-K will be filed.

Changes in Internal Control over Financial Reporting

There has not been any changes in the Company’s internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. See also, Part II-Other Information, Item 1.A. Risk Factors.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 4 contained in the “Consolidated Notes to Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors.

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and subsequent Quarterly Reports on Form 10-Q. There were no material changes to those risk factors during the three months ended October 31, 2008, except as follows:

Liquidity — If we are unable to raise additional capital in the near term, we may be unable to satisfy our obligations as they become due.

At October 31, 2008, we had approximately $3.0 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, assuming the $500,000 line of credit with U.S. Bank is extended as discussed herein, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2009.  No assurance can be given however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that U.S. Bank extends our revolving line of credit, that new business development or unforeseen events will not occur, that the outcome of litigation will be positive, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We anticipate that we will require additional funds to meet our cash requirements sometime in fiscal 2010. To raise capital, we may seek to sell additional securities, issue debt or convertible securities, obtain additional credit facilities through financial institutions or third parties, or sell assets of the Company. No assurance can be given, however, that we will be able to raise any additional capital, or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, including the current downturn in the gaming industry, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due.

Staffing Reductions and Internal Controls — Due to our staff reductions and reduced staff hours worked, particularly in the Accounting department, we may experience deficiencies in disclosure controls and internal controls over financial reporting leading to a material weakness and non-compliance with the Sarbanes-Oxley Act of 2002.

Subsequent to October 31, 2008, we have reduced staffing hours worked in the accounting and revenue auditing areas and may have additional layoffs in the future.  The lack of sufficient staffing may cause existing controls to erode, possibly leading to a deficiency in disclosure controls and internal controls over financial reporting. While every effort will be made to monitor and retain these controls, there can be no assurance that we will continue to have effective internal controls over financial reporting.

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

Dated: December 15, 2008

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer