Form 10-K
period 2009-01-31
AMERICAN WAGERING INC
filed 2009-05-04
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

(702) 735-0101
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value, $0.01 per share
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2008, based on the closing price of the Over-The-Counter Bulletin Board of $0.49 per share was $1,974,236.

Note—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No

          As of April 30, 2009, the number of outstanding shares of the registrant's common stock was 8,129,879.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business

Company History

        American Wagering, Inc. ("AWI" or the "Company") was incorporated in the state of Nevada in August 1995. AWI earns its revenues through the consolidated operations of its wholly-owned subsidiaries, including Leroy's Horse & Sports Place, Inc. ("Leroy's"), Computerized Bookmaking Systems, Inc. ("CBS"), AWI Manufacturing, Inc. ("AWIM"), and AWI Gaming, Inc. ("AWIG").

Race and Sports Wagering Revenue Segment

        Leroy's.    Leroy's was incorporated in the state of Nevada in November 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a network of race and sport wagering facilities on the premises of nonrestricted gaming locations throughout the state of Nevada. Leroy's offers a "turn-key" race and sports wagering operation that allows casinos to satisfy their patron's desire for race and sports wagering, without the casino bearing the risk and overhead associated with running the operation themselves. By combining volume from a large number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. Leroy's generates revenue from patron wagers less payouts.

Race and Sports Wagering Systems Segment

        CBS.    Founded in 1983, CBS designs, produces and services computerized wagering systems for the race and sports wagering industry. CBS is the leading race and sports equipment and software supplier in the State of Nevada. Accordingly, CBS services the majority of race and sports books in Nevada. The CBS Race and Sports System is the industry standard for race and sports content wager processing, delivery, and accounting. CBS also is the distributor of self-service race and sports wager kiosks, designed by AWIM. CBS generates revenue as it sells and maintains these sports wagering systems for the gaming industry.

        AWI Manufacturing, Inc.    AWIM designs self-service race and sports wagering kiosks. The kiosks interface seamlessly with our customers' CBS Race and Sports Systems and they expand our customers' race and sports books' size and hours of operation without increasing the labor cost. The installation of kiosks in Leroy's locations assists in controlling personnel costs, lengthening hours of operation, increasing Leroy's visibility, and enhancing the convenience of the patron. The AWIM upright kiosk was jointly designed with a third-party vendor. Smaller self-service kiosks were placed in over 20 local bar locations during fiscal 2009.

Hotel/Casino Segment

        AWI Gaming, Inc.    AWIG is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon's Inn & Casino. AWIG's intended purpose was to acquire hotel/casino properties, although due to the economy and other financial reasons, no other acquisitions have occurred to date and none are anticipated in the near future.

        Sturgeons, LLC.    Sturgeons, LLC d/b/a Sturgeon's Inn & Casino ("Sturgeon's") is a hotel, casino and restaurant operation located in Lovelock, Nevada that was acquired on March 1, 2006.

Chapter 11 Filing

        On July 25, 2003, AWI and Leroy's filed voluntary petitions for relief ("Chapter 11 Petitions") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"). On February 28, 2005, the

Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the "Plan") of AWI and Leroy's. On March 11, 2005, AWI and Leroy's consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

        On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy's. All required distributions have been made, except with respect to the Racusin matter ("Racusin Claim"). For the fiscal years ended January 31, 2009 and 2008, the Company has paid $540,986 and $1,124,984, respectively, to the Bankruptcy Court and certain other lienholders of Racusin, as directed. Payments from February 1 through March 31, 2009 totaled $89,653. As of January 31, 2009, $757,642 remained outstanding to Racusin on the Racusin Claim. The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel's decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel. On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). Accordingly, we previously estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court pursuant to the Settlement Agreement, we previously accrued interest over a period of time for which interest should not be accrued because we were in compliance with the terms of the Settlement Agreement pursuant to the Interpleader Order. The extra estimated interest accrued pursuant to the Racusin claim was $394,021, which was taken as an offset to the litigation expense in the fourth quarter of fiscal 2009. The adjustment was recorded in the fourth quarter of fiscal 2009 pursuant to the fourth quarter legal actions described below.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule"). The Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule to be a breach of the Settlement Agreement on April 2, 2008. On October 10, 2008, Racusin moved the Court to file supplemental pleadings, and that motion was granted on December 23, 2008. Racusin filed his Adversarial Counterclaim for Breach of the Settlement Agreement on January 14, 2009. We filed our Answer on January 29, 2009. Racusin filed his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009. We filed our Opposition to the Motion for Summary Judgment on March 16, 2009. Racusin filed his Reply to our Opposition on March 30, 2009. The hearing on the Motion for Summary Judgment is scheduled for May 8, 2009. Though we believe the legal analysis for our position is meritorious, there can be no assurance that the Company will prevail in this matter.

        For a discussion of the Racusin Claim, see Item 3. Legal Proceedings.

Sports Wagering

        Wagering on sporting events is currently legal in the state of Nevada and in numerous foreign countries. Wagering on sporting events has increased significantly with cable and satellite television, and technological improvements. When sporting events are televised, there is increased exposure and interest, which, we believe, leads to increased sports betting.

        A sports wagering facility, or "sports book," is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. Generally, a patron's odds (or point spread or the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific side or team. To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling, where profits result from patron play against a statistical advantage that the gambling operator (the "House") possesses; or in the case of pari-mutuel wagering, used by major North American Horse Racing Tracks, Dog Race Tracks, and Jai-Alai establishments, where the House receives a guaranteed percentage for operating expenses, profit and taxes and the remainder is distributed to the winners. The Nevada legislature recently passed a bill to legalize the acceptance of Dog Track pari-mutuel wagering.

        This fundamental difference is part of the appeal for many sports patrons, but it also creates risk for the sports book. A bookmaker operates in a system that is interrelated with oddsmakers and patrons. Bookmakers collect bets, adjust odds to account for the preferences of their patrons, pay the winners, and if the book is balanced for each type of sports bet, the House then has a "theoretical advantage." For example, for a straight football bet involving the outcome of one game, it is common practice that the patron wagers $11 to win $10. If the patron wins the wager, he or she receives $21. If the patron loses, in this case, he has wagered $11. Accordingly, by maintaining a balanced book, the sports book would win $1 for each $22 wagered, or 4.55%.

        Oddsmakers initially set betting lines with the goal of splitting the bets evenly between each of the betting sides. Patrons have opinions concerning the odds and bet accordingly, which requires initial lines to be adjusted. As a result, in practice, a sports book is rarely perfectly balanced. The sports books' profit depends upon the reliability of the oddsmaker and its own acumen at adjusting the odds when required. Because patrons are betting on propositions of uncertain probability and are paid according to the line at which they make their bets rather than the closing odds (as in a pari-mutuel system), the sports book is not assured of either a constant profit over time or for a single event.

        A sports book also attempts to limit the potential risk by setting game limits and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved," to attract wagers on the "other" side. We believe that using a conservative strategy of placing limits on games, mitigates a great portion of our risk of losing large sums of money in short time periods.

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

        When Leroy's began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy's encompasses approximately 300 square feet, but can range from 100 to 10,000 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelable by either party with proper notice, and some have revenue sharing or incentive (participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy's centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database and issues a ticket evidencing the bet. The ticket is then distributed to the patron with Leroy's simultaneously recording the wager. Personnel at Leroy's corporate office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy's locations.

        We believe that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per patron, by regulation, (unless a higher limit for a specific patron is approved by the Nevada State Gaming Control Board). We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting our risk.

        Professional and college football games currently are the most popular sports wagered on, followed by professional and college basketball games, and finally professional baseball games; together comprising the majority of the total amount wagered at all of our Leroy's locations. Historically, our Leroy's business has been seasonal in nature, with more than half of its handle occurring between the months of September and February.

        We do not offer horse race wagering at all of our Leroy's locations. We offer limited horse race wagering at most locations, and a full pari-mutuel race book at several of our locations. See Pari-Mutuel Race Wagering below.

        Leroy's race books utilize the same personnel and facilities as its sports books, but Leroy's does not set its own odds for race wagering. Leroy's accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. At those locations with limited race wagering, Leroy's pays full track odds up to the predetermined limit. At those locations with full pari-mutuel race wagering, there are no limits and Leroy's operates a daily race book with wagers merged into the on-track pari-mutuel pools.

        Online sports' betting (through use of personal computers) has existed for approximately 20 years, is currently very popular, and continues to become more popular each year. The increased popularity may result in the continued growth of the sports betting industry in general, or could have an adverse impact upon our live wagering facilities in Nevada. At this time, we cannot predict what impact, if any, the growth of online wagering may have on our overall handle (total amount wagered). See Item 1.A Risk Factors below.

Pari-Mutuel Race Wagering

        In December 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations. As of January 31, 2009, seven licensed Leroy's locations, in association with a disseminator, offer pari-mutuel wagering on numerous events at racetracks throughout the country. The Nevada legislature recently passed a bill to legalize the acceptance of Dog Track pari-mutuel wagering.

Competition

        There is intense competition among companies in the gaming industry, most of which have significantly greater financial, marketing, technical and other resources than we do.

        Leroy's faces competition from all other sports and race wagering operations throughout Nevada. Virtually all of the major casinos in Nevada have sports and race books, some of which are larger and offer more amenities than our locations and some casinos operate their own sports books.

        The state of Delaware is in the process of legalizing sports wagering. The state of New Jersey is suing the federal government for the right to also accept sports wagering. These potential new sports wagering jurisdictions and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position.

        CBS and its CBS Race and Sports System face competition from the following sources: larger casinos that may develop their own race and sports wagering systems; an over-the-counter system offered by another company with approximately 10% of the market; and international race and sports service providers.

        AWIM competes with other manufacturers of self-service wagering kiosks.

        AWIG faces competition from other hotel/casino operators. Sturgeon's is the only hotel/casino operation in Lovelock, Nevada and competes in the tourism market with casino facilities in the nearby cities of Reno, Sparks, Fallon and Winnemucca. However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming patrons in this area.

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

Research and Development

        We incurred costs of $591,122 in research and development in the fiscal year ended January 31, 2009, as compared to $952,163 in the fiscal year ended January 31, 2008, all of which was expensed as incurred. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification, security, wireless, and hand-held devices in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

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

        The Nevada Gaming Authorities may investigate any individual who has a material relationship, or involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities may be required to be licensed or found suitable by the

Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application of licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position. Our current officers and directors and those of our subsidiaries have been found suitable by the Nevada Gaming Authorities.

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

        Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (hereinafter collectively referred to as "licensees") and who proposes to become involved in a gaming venture outside the State of Nevada is required to deposit with the Board, and thereafter maintain, a revolving fund to pay the expenses of investigation by the Board of his or her participation in such foreign gaming. We have filed the appropriate foreign gaming reports and have established the required revolving fund, if required. The revolving fund is subject to increase or decrease at the discretion of the Commission. Thereafter, such licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operations, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability. Recent changes in the Nevada Gaming Control Act would allow us to seek a determination of suitability of any associate or activity associated with the foreign gaming opportunity prior to engaging in that activity.

        Pursuant to the Professional and Amateur Sports Protection Act (the "Sports Protection Act"), which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. The Sports Protection Act effectively outlawed sports betting nationwide, excluding Nevada and sports lotteries in Oregon and Delaware. Thus, sports books and wagering are permitted to continue to operate in Nevada, provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

        On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") was enacted. UIGEA prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received.

        Leroy's may not accept pari-mutuel bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in jurisdictions where such betting or wagering is legal. Nevada has amended the Nevada Gaming Control Act to allow licensed race and sports books in Nevada to accept interstate pari-mutuel wagers (but not other sports betting) from other jurisdictions in which pari-mutuel wagering is legal.

Employees

        We had 200 full-time and 51 part-time employees at January 31, 2009, at all of our locations and subsidiaries, including our Sturgeon's property, of which 41 employees were full-time and 24 were part-time. None of our employees are represented by a labor union. We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements. At this time, we believe our employee relations are good.

Item 1A.    Risk Factors

Cautionary Statements Regarding Future Results, Forward-Looking Statements and Other Important Factors

        Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements containing words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "might," "may," "could," "will," "should," or similar expressions, or the negative thereof, constitute forward-looking statements. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

Current Economic Recession Will Likely Adversely Affect Our Results of Operations

        Our business is vulnerable to downturns in national and local economic conditions, including, without limitation, downturns in the economy related to threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; tightening of available credit; increasing government regulation, spending and taxes; increasing energy costs; increasing interest rates; declining consumer confidence; and declines in the stock market. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions or an increase in transportation or other costs will likely lead to our customers having less discretionary income with which to travel to Nevada and wager. We face the risk that the effects of higher unemployment rates, higher transportation costs, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers' ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined and could continue to decline as a result of the current economic recession. We have also experienced a change in gambling patterns of our patrons, including a trend towards more conservative bets, which tend to be less profitable to the Company. Additionally, our current casino customers who purchase equipment and wagering software have experienced a decline in growth and financial performance, which will likely lead to a decrease in maintenance revenues and installation revenues. In addition, because Sturgeon's Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80, the foregoing factors have and could continue to have an adverse affect on our business. Accordingly, if the economic recession continues, it will likely continue to hurt our financial performance.

Liquidity—If we are Unable to Raise Additional Capital in the Near Term, we may be Unable to Satisfy our Obligations as they Become Due

        At January 31, 2009, we had approximately $3.4 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2010. No assurance can be given however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development or unforeseen events will occur, that the outcome of litigation will be positive, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We anticipate that we may require additional funds to meet our cash requirements sometime in fiscal 2010. To raise capital, we may seek to sell additional securities, issue debt or convertible securities, obtain additional credit facilities through financial institutions or third parties, or sell assets of the Company. No assurance can be given, however, that we will be able to raise any additional capital or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, including the current recession, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due.

Risk of Loss due to Racusin Litigation

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel's decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel. On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). Accordingly, we previously estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court pursuant to the Settlement Agreement, we previously accrued interest over a period of time for which interest should not be accrued because we were in compliance with the terms of the Settlement Agreement pursuant to the Interpleader Order. The extra estimated interest accrued pursuant to the Racusin claim was $394,021, which was taken as an offset to the litigation expense in the fourth quarter of fiscal 2009. The adjustment was recorded in the fourth quarter of fiscal 2009 pursuant to the fourth quarter legal actions described below.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule"). The Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule to be a breach of the Settlement Agreement on April 2, 2008. On October 10, 2008, Racusin moved the Court to file supplemental pleadings, and that motion was granted on December 23, 2008. Racusin filed his Adversarial Counterclaim for Breach of the Settlement Agreement on January 14, 2009. We filed our Answer on January 29, 2009. Racusin filed his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009. We filed our Opposition to the Motion for Summary Judgment on March 16, 2009. Racusin filed his Reply to our Opposition on March 30, 2009. The hearing on the Motion for Summary Judgment is scheduled for May 8, 2009. Though we believe the legal analysis for our position is meritorious, there can be no assurance that the Company will prevail in this matter.

Regulation Regarding Reserves

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. Since November 16, 2007, we have maintained a Regulation 22.040 reserve in the amount of $3.4 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) ("Fidelity") secured by $1.2 million in cash deposits. The cash deposits, in the form of two certificates of deposit, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of Nevada (now Nevada State Bank). On February 22, 2008, the bond amount was decreased to $2.8 million, due to decreased handle, and still secured by $1.2 million in deposits.

        In March 2009, the Company was notified that Fidelity will cancel its surety bond effective May 8, 2009. While we are searching for a replacement bond company, we have been unable to secure a replacement bond with acceptable terms at this time. Therefore, the Company formalized a request to the Nevada Gaming Commission, requesting a lower reserve amount of $1.2 million with an additional $600,000 float, which was granted in April 2009. This makes our reserve amount $1.8 million until August 15, 2009, which is collateralized by the $1.2 million in certificates of deposit held at Great Basin Bank (now Nevada State Bank). We believe that such amount will provide an adequate reserve until football season, at which time; we may need to increase the reserve amount. If the Company is unable to locate an alternate bond with acceptable terms or if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

We Have Had a History of Significant Losses and We May Incur Additional Losses in the Future

        For the fiscal years ended January 31, 2009 and 2008, we have incurred net losses of $1.0 million and $0.8 million, respectively. From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit of $13.0 million. For the fiscal years ended 2001 though 2009, the Company recorded net income for five of those years and net losses for four of those nine years. While we have implemented strategies to improve future operations including, but not limited to the following: increasing financial analysis and focusing on cost reductions; eliminating unprofitable sports book locations; investing in newer, more profitable sports book locations; investing in additional research and development aimed at new markets and technologies; and settling litigation matters; there is no assurance that such strategies will be successful. Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results. The timing of the sales of equipment compared to the timing of expenses incurred may also negatively affect our financial results. Changes in our business systems, competition, or technologies affecting our products could also negatively impact our financial results. In order for us to again achieve profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

We Are Subject to Potential Fluctuations in Results

        Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installations for CBS equipment. All of the Company's wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that a significant amount of the Company's Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

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

        The state of Delaware is in the process of legalizing sports wagering. The state of New Jersey is suing the federal government for the right to also accept sports wagering. These potential new sports wagering jurisdictions and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position.

Demand for Our Products and Services is Subject to Continued Acceptance of our Products and Services

        We believe our ability to increase revenues, cash flow, and to become profitable will depend, in part, upon continued market acceptance of our products and services. There can be no assurance that the market acceptance of our products and services will continue. Changes in market conditions in the gaming industry, the general and gaming industry economic conditions, and the financial condition of host locations or patrons could limit or diminish market acceptance of these products and services.

We Are Subject to Strict Regulation by Gaming Authorities

        The ownership and operation of gaming licenses in Nevada are subject to strict regulation under various state, county and municipal laws. In particular, the Leroy's, AWIM, AWIG and Sturgeon's subsidiaries are licensed by the Nevada Gaming Commission and are subject to extensive regulation. Together with key personnel, we undergo extensive investigation before each new gaming license is issued, and the products of CBS and AWIM are subjected to testing and evaluation prior to approval and use. Generally, gaming authorities have broad discretion when granting, renewing or revoking these approvals and licenses. If we fail or any of our key personnel fail to obtain or retain a required license or approval, it would decrease our share in the marketplace and put us at a disadvantage with our competitors. Consequently, the market price of our common stock may suffer.

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

        Pursuant to the Sports Protection Act, which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. The Sports Protection Act effectively outlawed sports betting nationwide, excluding Nevada and sports lotteries in Oregon and Delaware. Thus, sports books and wagering are permitted to continue to operate in Nevada, provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

        There is no guarantee that the U.S. Congress will not pass a bill which would adversely affect our operations. Additionally, federal and state tax legislation matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.

An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

        Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly those casinos with race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. Due to the economic recession, the number of visitors to Las Vegas declined 4.4% for the year ended December 31, 2008, and gaming revenues fell in fiscal 2008 compared with 2007. Daily drive-in traffic also declined 5.3% for the year ended December 31, 2008 compared with 2007, according to the Las Vegas Convention and Visitors Authority.

Staffing Reductions and Internal Controls—Due to our Staff Reductions and reduced Hours Worked, Particularly in the Accounting Department, we may Experience Deficiencies in Disclosure Controls and Internal Controls Over Financial Reporting, Leading to a Material Weakness and Non-Compliance with the Sarbanes-Oxley Act of 2002

        Subsequent to October 31, 2008, we have reduced staffing hours worked in the accounting and revenue auditing areas and may have additional layoffs in the future. The lack of sufficient staffing may cause existing controls to erode, possibly leading to a deficiency in disclosure controls and internal controls over financial reporting. While every effort will be made to monitor and retain these controls, there can be no assurance that we will have effective internal controls over financial reporting.

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

Future Revenue Growth Depends on Our Ability to Improve the Effectiveness and Breadth of Our Sales Organization

        In order to achieve our goals for growth, and increase market awareness and sales, particularly with the AWIG and AWIM subsidiaries, we need to improve the effectiveness and breadth of our sales operations. Our gaming products require sophisticated sales efforts targeted at selected people within the gaming industry. Also, our ability to develop and refine products and technologies in a timely manner that have market acceptance, through effective marketing techniques is essential for financial success. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel required. In addition, we will need to effectively train and educate the sales force in order to be successful in selling into the market. We rely upon certain strategic relationships with our customers and our vendors. If we are unable to maintain these relationships or create new relationships, our results of operations and financial condition will be adversely affected.

We Have the Authority to Issue Additional Equity Securities, Which Would Lead to Dilution of Our Issued and Outstanding Common Stock

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. We currently have Redeemable Series A Preferred Stock outstanding, of which 3,238 shares, representing $323,800, are subject to redemption at any time, without prior approval from the Board of Directors. Any redemption of the remainder of the preferred stock is subject to prior approval from the Board of Directors. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. In addition, as of January 31, 2009, we were authorized to issue, without stockholder approval, up to 16,870,121 shares of common stock. Of that amount, 579,300 shares of our common stock were reserved for issuance upon the exercise of vested options.

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

  •
  Uncertainty as to the continued quotation of our stock on the OTC Bulletin Board ("OTCBB"); and

  •
  Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

We do not Intend to Pay Cash Dividends. As a Result, Stockholders will Benefit from an Investment in Our Common Stock Only if it Appreciates in Value

        We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expand and grow our business, including growth through acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot assure you that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We May Not Receive an Unqualified Opinion From Our Auditors With Respect to the Assessment of Our Internal Controls Over Financial Reporting That is Required by Section 404 of the Sarbanes-Oxley Act Of 2002, and We Will Incur Additional Costs in That Process

        We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We have and will continue to incur a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management's annual review and evaluation of our internal control systems. Under current temporary rules, commencing with our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and thereafter, attestations as to the effectiveness of these systems by our registered independent public accounting firm will be required.

        We have and will continue to incur significant increased costs in implementing and responding to these requirements due to the complexities of Section 404 that require significant documentation, testing and, if necessary, remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, diverting them from their daily business focus and strain on our information systems and other resources. We likely will be required to hire additional temporary or part-time personnel and to use outside legal, accounting and advisory services and software to assist us in compliance efforts. In addition, we will incur additional fees from our auditors as they perform the added review work necessary for them to provide their attestation. Even with those expenditures, we may not be able to successfully complete our assessment or we may not be able to obtain an unqualified attestation report on such assessment.

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

Litigation May Subject Us to Significant Expenses and Liability

        From time to time in the course of our business, we may be subject to litigation claims or other legal disputes, which may not be covered under our insurance policies or as to which our insurance carriers may seek to deny coverage. Consequently, due to actions from third parties, we might incur adverse judgments, costly settlements or significant legal fees, any or all of which might have a material adverse effect on us. See Item 3. Legal Proceedings.

Item 1B.    Unresolved Staff Comments

        Not required.

Item 2.    Properties

        Our corporate office is located in a 25,861 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building. However, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 28, Accounting for Sales with Lease-backs, only a portion of the gain has been recognized. The gain has been deferred and is amortized against the lease payments over the initial lease term (5 years). CBS leases the building from the new owner for rent in the amount of $32,339 per month (triple net). The lease has an initial term expiring February 1, 2010 with options for two additional five-year terms. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month), to Leroy's (6,769 square feet; $11,014 per month) and the remainder of the space that is not utilized by CBS, is rented to an unaffiliated party at $8,760 per month. In addition, CBS leases 1,847 square feet of office and warehouse space in Reno, Nevada to provide 24 hour maintenance service to our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. CBS pays $1,716 per month plus utilities, for a twelve month period ending September 30, 2009, the lease expiration date.

        Leroy's operates race and/or sports books subject to lease agreements primarily with the host casino operators. The average book occupies approximately 300 square feet, with individual books ranging from 100 to 10,000 square feet.

        Sturgeon's is located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet and is the security for a $1.6 million loan with Great Basin Bank (now Nevada State Bank), having a 20-year amortization with a 5-year maturity at a fixed interest rate of 8.0% per annum.

        We believe that the existing facilities in Las Vegas, Reno and Lovelock satisfy our present and foreseeable needs and we do not anticipate any changes.

Item 3.    Legal Proceedings

        See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements, Note 6, for information regarding legal proceedings and contingencies.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Market information.    Our common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "BETM." The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

BETM—Fiscal Year Ending January 31, 2009 Quarter Ended	High $	Low $
April 30, 2008	0.82	0.63
July 31, 2008	0.63	0.40
October 31, 2008	0.49	0.18
January 31, 2009	0.27	0.15

BETM—Fiscal Year Ending January 31, 2008 Quarter Ended	High $	Low $
April 30, 2007	1.29	0.95
July 31, 2007	1.25	0.85
October 31, 2007	1.00	0.79
January 31, 2008	1.10	0.79

        We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

        (b)   Holders.    As of January 31, 2009, there were 57 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Item 6.    Selected Financial Data

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon's. Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. As to AWIM, we intend to continue developing the self-service wagering kiosk, installing kiosks in Leroy's locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy's locations to seek strategic international alliances with third party gaming suppliers and/or gaming operators, if economically feasible, that desire to utilize our expertise in the race and sports industry. These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad. Regarding the Sturgeon's facility, we intend to continue to monitor and make additional changes in the slot mix at Sturgeon's where and when appropriate, and continue to increase efficiency by possible personnel and other administrative cost reductions, where appropriate.

        Concerning Leroy's, we intend to continue operating existing sports books, adding new books where and when appropriate, based on our business model, and we intend to continue to increase efficiency by possible personnel and other administrative cost reductions, where appropriate. We are closely reviewing and analyzing the existing Leroy's locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy's may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. We intend to submit a request for proposal to the state of Delaware to operate and/or supply equipment for the State Lottery to use for sports wagering. We are also evaluating intrastate expansion. Additionally, we will be adding additional sports bars and taverns for the purpose of sports account wagering. There is no assurance that Leroy's will be able to add new locations and/or that any new locations added will be profitable.

        We have implemented, and are continuing to initiate cost cutting measures throughout the Company. During fiscal 2009, the Company began reducing its workforce by means of a lay-off for a total of 114 employees (or 31.2%) as of January 31, 2009. The lay-offs were in each of our subsidiaries and we began to focus more on cost controls.

        During fiscal 2009, AWI's corporate expenses that were allocated to Leroy's and CBS were reduced by approximately $443,000 primarily due to the following: reductions in outside services (accounting temporary help) of approximately $158,000; administrative salaries and benefits of approximately $73,000; general supplies and meals of approximately $47,000; accounting audit and legal fees of approximately $21,000; and directors fees of approximately $16,000. These reductions of corporate expenses were partially offset by increased interest expense primarily due to the increased Salerno loan of approximately $53,000, contributed services expense of approximately $52,000, increases in insurance expense of approximately $21,000 and other miscellaneous legal and consulting expenses of approximately $53,000. Additionally, the one-time adjustment for an increased valuation allowance against the deferred tax asset of approximately $71,500 increased the corporate expenses, while the Racusin interest one-time adjustment of approximately $394,000 reduced corporate expenses. We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.

        During the latter part of fiscal 2008, and continuing through fiscal 2009, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic recession and the subprime mortgage crisis and higher gasoline and transportation costs during much of the year. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. The economy is also subject to events such as threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; and declines in the stock market. During fiscal 2009, Las Vegas has experienced higher foreclosure and unemployment rates and reduced passenger traffic at McCarran International airport and higher transportation costs for much of the year. We face the risk that the effects of higher unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers' ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic recession. We have also experienced a change in gambling patterns of our patrons, including a trend towards more conservative bets, which tend to be less profitable to the Company. In addition, because Sturgeon's Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80; the factors listed above have and will continue to have an adverse affect on our business. Accordingly, if the economic recession in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made.

Liquidity and Capital Resources

        The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, the principal officer's ability to continue to provide financial support for the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

Cash Flow

        As of January 31, 2009, we had a working capital deficit of $(456,055), compared to working capital of $87,244 at January 31, 2008. The decrease in working capital is primarily due to the one-time adjustment to increase our valuation allowance against our deferred income tax asset for $71,481; the decrease in hold amounts due to decreased types of wagers due to the poor economic environment; the result of the ongoing pay-down of the Racusin obligation; and the timing of and increases in future bets and unpaid winning tickets. The third and fourth quarters have historically been the best two quarters regarding cash flow and earnings for us; however, for fiscal 2009, this was not the case due to a lower handle and win percentage.

        The United States has been experiencing a severe economic recession that has curtailed casino gaming development, activity and profitability. This is a local and nationwide problem, resulting in highly reduced availability of credit and capital financing. The current economic recession has had an adverse effect on our cash flows and earnings for fiscal 2009. The effects and the duration of these negative developments and related uncertainties on the Company's future operations and cash flows cannot be estimated at this time, but may likely be significant.

        Additionally, due to the current negative economic environment, the Company has taken additional measures to increase cash flow after October 31, 2008. Effective January 1, 2009, the Company no longer matches the employees' 401(k) contributions. The salaries of the President of AWIG and the controller of Sturgeon's Hotel and Casino were reduced by 20%, effective October 3, 2008. On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. Pursuant to the original terms of Mr. Salerno's employment agreement, Mr. Salerno is entitled to an annual base salary of $240,000. Melody J. Sullivan, the Company's Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20% effective January 3, 2009. Pursuant to the original terms of her employment agreement, Ms. Sullivan is entitled to an annual base salary of $180,000. Additionally, several higher salaried employees each agreed to reduce their salaries by 20% effective January 3, 2009. Certain higher paid hourly employees agreed to a 32 hour work week, effective January 4, 2009, resulting in a 20% pay reduction. The salary reductions are intended to be temporary pending an improvement in the Company's cash flow.

        Victor Salerno, the Company's President, Chief Executive Officer and Chief Operating Officer, loaned the Company an additional $500,000 on December 1, 2008 due to the cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval, as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008. The independent directors of the Company evaluated and approved the fairness of the loan agreement to cover the total $1,000,000, at the same terms of the April 21, 2008 loan agreement.

        Additionally, the Company's outside directors elected not to receive their directors' fees for the last three months of 2008 and renounced their stock option grants for fiscal 2009 effective January 31, 2009.

        On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company's $500,000 revolving line of credit for 90 days after the original maturity date of December 31, 2008 and further negotiated the terms of the line of credit, converting it to a term loan, maturing in January 2010.

        We believe our working capital position will improve in fiscal 2010 due to: (a) an anticipated reduction in costs resulting from our rigorous expense reduction plan implemented by management in fiscal 2009; (b) the nonrecurrence of the increased valuation allowance against our deferred income tax asset; (c) an increased demand in fiscal 2010 of our CBS equipment due to certain customers' desire to obtain new equipment; (d) an improvement in the timeliness and analysis of financial reporting, leading to a shorter reaction time by management to make strategic changes; (e) the favorable payment schedule resulting from the conversion of the U.S. Bank overdraft protection credit line to a term loan and extension of the maturity date to January 31, 2010; (f) reduced cash obligations in fiscal 2010 related to paydowns and reduced payments to Racusin and an equipment lessor; and (g) additional or expanded sports book locations in fiscal 2009, resulting in increased wagering revenues in fiscal 2010, and the potential for increased locations in fiscal 2010. In addition, payments to Racusin will be substantially less in the future years as compared to fiscal 2008 and fiscal 2009 and we have reduced our general and administrative budget for fiscal 2010 as compared to fiscal 2009. Based on the foregoing and subject to the severity of the economic downturn, we believe that we will be able to satisfy our operating cash requirements for at least the remainder of fiscal 2010 from existing cash balances and anticipated cash flows. Some of the above statements are forward-looking in nature. No assurance can be given that our working capital position will improve in fiscal 2010 or that we will be successful in achieving the items listed above, including, but not limited to, a reduction in costs, increased demand for our CBS equipment, and additional or expanded sports book locations.

        If our cash flow from operations and available credit is not sufficient to meet our capital requirements, we will be required to raise additional funds. If we cannot locate additional sources of capital, we may not be able to fund operations, take advantage of future opportunities, or respond to competitors or changing demands of customers. In the event we are required to raise additional funds to support our operations, we cannot assure you that the additional funds will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, it would likely have a material adverse effect on our financial condition and operating results and we may be unable to satisfy our obligations as they become due.

        Subject to uncertainties resulting from the current economic conditions, we plan to improve our cash liquidity during the current fiscal year (ending January 31, 2010), as described above, to help us fund the following: payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; Racusin obligation; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of 2002; and debt service. However, there can be no assurance that we will be profitable in the future.

        Our principal cash requirements consist of cash used in operations for fiscal 2009 of $0.2 million as compared to cash provided by operations of $0.2 million for fiscal 2008, primarily due to decreased systems sales and installations and unpaid winning tickets, as a result of the timing of bets placed on the big football game of the year, which occurred on February 1, 2009.

        Net cash used in investing activities for fiscal 2009 was approximately $0.4 million as compared to approximately $1.2 million for fiscal 2008, primarily as a result of the decrease in purchases of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment from the prior fiscal year, due to cost controls.

        Net cash provided by financing activities for fiscal year ended January 31, 2009 was approximately $0.6 million compared to approximately $0.3 million in cash used in financing activities for fiscal 2009 primarily due to increased borrowings in our line of credit and from Victor Salerno.

Regulation Regarding Reserves

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. Since November 16, 2007, we have maintained a Regulation 22.040 reserve in the amount of $3.4 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) ("Fidelity") secured by $1.2 million in cash deposits. The cash deposits, in the form of two certificates of deposit, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of Nevada (now Nevada State Bank). On February 22, 2008, the bond amount was decreased to $2.8 million, due to decreased handle, and still secured by $1.2 million in deposits.

        In March 2009, the Company was notified that Fidelity will cancel its surety bond effective May 8, 2009. While we are searching for a replacement bond company, we have been unable to secure a replacement bond with acceptable terms at this time. Therefore, the Company formalized a request to the Nevada Gaming Commission, requesting a lower reserve amount of $1.2 million with an additional $600,000 float, which was granted in April 2009. This makes our reserve amount $1.8 million until August 15, 2009, which is collateralized by the $1.2 million in certificates of deposit held at Great Basin Bank (now Nevada State Bank). We believe that such amount will provide an adequate reserve until football season, at which time; we may need to increase the reserve amount. If the Company is unable to locate an alternate bond with acceptable terms or if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

Outlook

        Our liquidity has been adversely impacted by a number of factors, including economic conditions and those summarized under "Overview" above.

        At January 31, 2009, we had approximately $3.4 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2010. No assurance can be given, however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development or unforeseen events will not occur, that the outcome of litigation will be positive, including any amounts that may be accelerated under the Racusin settlement agreement, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We anticipate that we may require additional funds to meet our cash requirements sometime in fiscal 2010. To raise capital, we may seek to sell additional securities, issue debt or convertible securities, obtain additional credit facilities through financial institutions or third parties, or sell assets of the Company. No assurance can be given, however, that we will be able to raise any additional capital, or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, including the current recession, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due. See "Liquidity and Capital Resources, Cash Flow".

Cash Obligations

        Once again, subject to uncertainties resulting from the current economic conditions, we believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations, including short term debt and long term debt and operating lease obligations for the next five fiscal years:

	2010	2011	2012	2013	2014	2015 and Beyond	Total
Sturgeon's	$145,388	$84,608	$42,510	$45,738	$1,435,544	$—	$1,753,788
Kiosks	133,600	—	—	—	—	—	133,600
Line of Credit/Term Loan	499,295	—	—	—	—	—	499,295
Racusin	300,000	300,000	157,642	—	—	—	757,642
Salerno	—	362,615	637,385	—	—	—	1,000,000
Other	33,771	9,202	—	—	—	—	42,973
Operating Leases	1,404,873	1,024,380	607,127	317,184	121,800	67,450	3,542,814

Total	$2,516,927	$1,780,805	$1,444,664	$362,922	$1,557,344	$67,450	$7,730,112

Note: As of January 31, 2009, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.

Sturgeon's

        In conjunction with the acquisition of Sturgeon's on March 1, 2006, we entered into three financing agreements as follows:

(1)
(1A) represents the original loan from Great Basin Bank (now Nevada State Bank), which was amended in February 2008 to change the payment terms to (1B); which was further amended in May 2008 to change the terms to (1C) as follows:

	(1A) Great Basin Bank (now Nevada State Bank) Original Loan	(1B) Great Basin Bank (now Nevada State Bank) Amended Loan	(1C) Great Basin Bank (now Nevada State Bank) Change in Terms Agreement
Date:	February 21, 2006	February 7, 2008	May 5, 2008
Lender:	Great Basin Bank of Nevada (now Nevada State Bank)	Great Basin Bank of Nevada (now Nevada State Bank)	Great Basin Bank of Nevada (now Nevada State Bank)
Borrower:	AWIG	AWIG	AWIG
Guarantor #1:	AWI	AWI	AWI
Guarantor #2:	Sturgeon's	Sturgeon's	Sturgeon's
Facility:	Commercial loan	Commercial loan	Commercial loan
Amount:	$1,500,000	$1,425,000 (Sturgeon's paid down $75,000 in February 2008)	$1,625,000
Rate:	Wall Street Journal—prime +2%	8% fixed interest rate per annum	8% fixed interest rate per annum

	(1A) Great Basin Bank (now Nevada State Bank) Original Loan	(1B) Great Basin Bank (now Nevada State Bank) Amended Loan	(1C) Great Basin Bank (now Nevada State Bank) Change in Terms Agreement
Maturity Date:	March 1, 2008 (interest only is payable prior to maturity)	20 year amortizing loan with a balloon payment at maturity February 7, 2013	20 year amortizing loan with a balloon payment at maturity February 4, 2013
Collateral:	1st deed of trust on Sturgeon's Inn & Casino and a security interest in Sturgeon's Inn & Casino personal property and fixtures	1st deed of trust on Sturgeon's Inn & Casino and a security interest in Sturgeon's Inn & Casino personal property and fixtures	1st deed of trust on Sturgeon's Inn & Casino and a security interest in Sturgeon's Inn & Casino personal property and fixtures
Prepayment Penalty:	None	None	Prepayment of up to 20% of the remaining principal balance is without penalty. Principal prepayments in excess of that amount are subject to 2% of the excess the first year and 1% of the excess the second year
(2)
A loan from Victor and Terina Salerno of $300,000 pursuant to a Guaranty Agreement at an interest rate of 10.0% per annum and which was repaid in fiscal 2007.

(3)
Equipment loans from International Game Technology ("IGT") for casino equipment were made subsequent to the acquisition of Sturgeon's. AWI entered into two contracts payable with IGT, of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum for casino equipment. In fiscal 2008, AWI entered into three additional similar loans with IGT, one maturing in fiscal 2010 and the other two maturing in 2011, with a total balance outstanding of $154,623 at January 31, 2009. See table below.

(1) Great Basin Bank (now Nevada State Bank) Amended Loans, net of a $75,000 principal reduction	$1,599,165
(3) IGT equipment loans, of which $109,224 represents the current portion	154,623

Total Sturgeon's long-term debt	$1,753,788

Restrictive Covenants—(for Great Basin Bank (now Nevada State Bank) Amended Loans only)

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

Kiosks

        On August 8, 2006, the Company entered into a sale/lease-back transaction with a finance company involving 75 race/sports kiosks for a sale price of $600,000 (less a $2,500 documentation fee and a 5% closing fee). Lease payments are $238,032 per year for 3 years, including interest at 11.675%. At the conclusion of the lease term, the Company may exercise a re-purchase option for $1.

Accordingly, the Company has accounted for this transaction as a capital lease. The outstanding balance as of January 31, 2009 was $133,600.

Line of Credit/Term Loan

        On April 21, 2008, U.S. Bank approved a revolving credit note for $500,000 for the Company. The purpose of this credit note or line of credit was to provide overdraft protection on our checking accounts. Any negative balances on our checking accounts swept into this overdraft protection credit note and then were automatically repaid when the funds in the checking accounts returned to a positive balance. The maturity date of this credit note was December 31, 2008. On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company's $500,000 revolving line of credit to 90 days after the original maturity date of December 31, 2008 (March 31, 2009) and to further negotiate the terms of the line of credit. This credit facility was converted into a term loan, effective March 30, 2009, with terms as follows:

  •
  Extension of the maturity date to January 31, 2010;

  •
  Changed the structure of the line of credit from revolving to reducing, which would permanently reduce availability with each scheduled reduction;

  •
  Monthly scheduled reductions (principal payments) of $25,000 for six months, from March through August, 2009;

  •
  Monthly scheduled principal reductions of $70,000, for five months from September 2009 through January 2010;

  •
  Secured by the personal residence of Victor Salerno;

  •
  Interest rate increase from Prime to Prime + 2% on the outstanding balance; and

  •
  U.S. Bank will consider renewing the term loan at maturity, based upon updated financial information.

        As of January 31, 2009, the Company had drawn down $499,295 under the revolving credit note.

Racusin

        On July 25, 2003, AWI and Leroy's filed voluntary petitions for relief ("Chapter 11 Petitions") under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"). On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the "Plan") of AWI and Leroy's. On March 11, 2005, AWI and Leroy's consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.

        On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy's. All required distributions have been made, except with respect to the Racusin matter ("Racusin Claim"). For fiscal year ended January 31, 2009 and 2008, the Company has paid $540,986 and $1,124,984, respectively, to the Bankruptcy Court and certain other lienholders of Racusin, as directed. Payments from February 1 through March 31, 2009 totaled $89,653. As of January 31, 2009, $757,642 remained outstanding to Racusin on the Racusin Claim.

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel's decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel. On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). Accordingly, we previously estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court pursuant to the Settlement Agreement, we previously accrued interest over a period of time for which interest should not be accrued because we were in compliance with the terms of the Settlement Agreement pursuant to the Interpleader Order. The extra estimated interest accrued pursuant to the Racusin claim was $394,021, which was taken as an offset to the litigation expense in the fourth quarter of fiscal 2009. The adjustment was recorded in the fourth quarter of fiscal 2009 pursuant to the fourth quarter legal actions described below.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule"). The Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule to be a breach of the Settlement Agreement on April 2, 2008. On October 10, 2008, Racusin moved the Court to file supplemental pleadings, and that motion was granted on December 23, 2008. Racusin filed his Adversarial Counterclaim for Breach of the Settlement Agreement on January 14, 2009. We filed our Answer on January 29, 2009. Racusin filed his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009. We filed our Opposition to the Motion for Summary Judgment on March 16, 2009. Racusin filed his Reply to our Opposition on March 30, 2009. The hearing on the Motion for Summary Judgment is scheduled for May 8, 2009. Though we believe the legal analysis for our position is meritorious, there can be no assurance that the Company will prevail in this matter. As of January 31, 2009, $757,642 of long-term debt was outstanding for the Racusin matter.

Salerno

        On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a Guaranty Agreement with AWI. The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. This current line of credit expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno's residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008. The Company paid principal and interest payments totaling $63,630 in fiscal 2009 and $25,814 in fiscal 2008 and paid interest only payments of $3,839 per month in fiscal 2009. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. Smaller amounts were loaned to the Company by Mr. Salerno subsequent to February 2008, but prior to December 31, 2008, totaling $20,000. The payments described above take into consideration the additional borrowings.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. The independent directors of the Company considered and approved the fairness of a proposed amendment to the original loan agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The total $1,000,000 will be repaid with interest only payments during fiscal 2009 and 2010, and principal payments of $362,615 plus interest in fiscal 2011 and the remainder in fiscal 2012.

Other

        Various automobile loans, totaling $42,973 as of January 31, 2009 are also included in long-term debt with various maturities ranging from one to five years and interest rates ranging from 6.4% to 9.4%. These vehicles are generally the service automobiles utilized in the Leroy's and CBS operations.

Operating Leases

        Included in the operating leases are rents payable at the Leroy's sports book operating locations, rent for our corporate headquarters, and office equipment and vehicles leases. Rent at the Leroy's locations includes the base rent due per the contract terms. The rental leases also include locations in which the rent is calculated based on a formula relating to the activity of the location. The rent to be paid for those locations was estimated for the purpose of the foregoing cash obligations table.

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

Summary	2009	2008	$ Change	% Change
Revenues	$15,488,400	$18,732,355	$(3,243,955)	(17.32)
Costs and Expenses	16,601,536	19,413,280	(2,811,744)	(14.48)
Other Income (Expense)	185,033	(83,088)	268,121	322.70
Loss Before Income Taxes	(928,103)	(764,013)	164,090	21.48

        The decrease in revenues for the year ended January 31, 2009 is attributed to a decrease in Wagering segment revenues of $2,969,742 (-24.57%); a decrease in Hotel/Casino segment revenues of $304,966 (-10.22%); partially offset by increased Systems segment revenues of $30,753 (+0.84%).

        The decrease in operating costs and expenses for the year ended January 31, 2009 is due to the decrease in direct costs of $2,148,085 (-15.46%) and a decrease in operating expenses of $663,659 (-12.03%).

        The change in other income (expense) for the year ended January 31, 2009 is due primarily to the following factors: interest income decreased $55,300 (-54.68%); interest expense decreased $7,061 (-2.52%); litigation expense decreased $367,060 (-546.11%); and other income decreased $50,700 (-31.05%).

        Please refer to the discussions below ("Wagering Segment," "Hotel/Casino Segment," "Systems Segment," and "Other Income and Expense") for additional information, discussion and analysis.

Wagering Segment

        The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

        Wagering Segment revenues for the fiscal year ended January 31, 2009 decreased $2,969,742 (-24.57%) from the fiscal year ended January 31, 2008. This increase is attributed to the following factors:

        We experienced increased basketball and baseball handle during the first three quarters of fiscal 2009, compared to the same period in the prior year due to having more locations and the improvements and expansion of some of our previously existing locations. However, the increase handle for those sports was not carried forward to football, due to the economic recession. Additionally, the handle increases earlier in the year were more than offset by a reduction in the win percentage for the fiscal year ended January 31, 2009 when compared with the previous year. This was primarily due to the reduced win percentage in the results of the last big game of the professional football season, held on February 3, 2008, which occurred during the first quarter of fiscal 2009 and a lower than normal hold percentage from the last month of the second quarter which were primarily baseball wagers, and lower handle and hold percentages through the end of the fourth quarter. We have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.

        Wagering Segment total costs and expenses for the fiscal year ended January 31, 2009 decreased $1,903,124 (-15.73%) from the fiscal year ended January 31, 2008. This decrease is attributed to the following factors:

        Direct costs decreased $1,607,648 (-15.79%) for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008, primarily due to reductions in personnel costs of approximately $559,000; a reduction in advertising and promotional expenses of approximately $452,000; decreased telephone expenses of approximately $202,000; and decreases in tax and license and other expenses due to cost controls.

        Selling, general and administrative costs decreased $341,740 (-20.86%) for the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008 primarily due to decreases in various corporate administrative costs allocated from the AWI parent and a decrease in ticket writer shortages.

        Depreciation and amortization expense increased $46,264 (+16.88%) over the prior fiscal year primarily due to a cumulative net increase in capitalized acquisitions, particularly in sports book locations, compared to fiscal 2008.

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

Hotel/Casino Segment

        The Hotel/Casino Segment consists of the operating results of Sturgeon's.

        Hotel/Casino Segment revenues for the fiscal year ended January 31, 2009 decreased $304,966 (-10.22%) from the fiscal year ended January 31, 2008. This decrease is attributed to the following factors:

        Casino revenues decreased primarily due to the reduced tourism travel and reduced local customers due to the economic recession.

        Hotel revenues decreased due to a lower occupancy rate, primarily due to decreased travel which may have been influenced by the economic recession and, during a portion of fiscal 2009, the higher price of gasoline.

        Food and Beverage revenues decreased primarily due to the reduced tourism travel and reduced local customer traffic, primarily due to the economic recession and, during a portion of fiscal 2009, the higher price of gasoline.

        Casino cash incentives and other promotional allowances decreased for fiscal 2009 compared to fiscal 2008 due to closer scrutiny of these costs by management combined with a decrease in hotel occupancy.

        Hotel/Casino Segment total costs and expenses for the twelve months ended January 31, 2009 decreased $311,684 (-10.55%) from the twelve months ended January 31, 2008. This decrease is attributed to the following factors:

        Direct costs for the casino operations decreased over the prior fiscal year ended January 31, 2008 primarily due to an emphasis on cost controls implemented by management.

        Direct costs for the hotel operations decreased in fiscal 2009 compared to fiscal 2008, primarily due to lower occupancies due to the economic conditions.

        Direct costs for the food and beverage operations decreased over the prior fiscal year ended January 31, 2008, primarily due to lower occupancies in the hotel.

        Selling, general and administrative costs for Sturgeon's have decreased in fiscal 2009 compared to fiscal 2008, primarily due to no bonus payment made during fiscal 2009 compared to the same period of fiscal 2008, reduced personnel costs, and lower credit card fees, donations and other expenses.

Systems Segment

        The Systems Segment includes the operating results of our systems sales, installations and maintenance fees, less the related expenses.

        Systems Segment revenues for the fiscal year ended January 31, 2009 increased $30,753 (+0.84%) from the fiscal year ended January 31, 2008. This increase is attributed to the following factors:

        Systems revenues increased over the prior fiscal year due to the timing and in the number of infrequent or non-recurring sales.

        Revenues from maintenance contracts increased slightly over the prior fiscal year. This increase is attributable to annual contractual increases charged to existing customers.

        Systems Segment total costs and expenses for fiscal year ended January 31, 2009 decreased $596,936 (-13.68%) from the fiscal year ended January 31, 2008. This decrease is attributed to the following factors:

        Direct costs for systems decreased over the prior fiscal year ended January 31, 2008, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

        Research and development costs decreased from the prior fiscal year, primarily due to decreased personnel expense and greater efficiencies.

        Selling, general and administrative costs increased slightly for the fiscal year ended January 31, 2009, compared to the prior period, primarily due to increased bad debt expense partially offset by lower operating expenses due to administrative salaries and utility and communications expense.

        Depreciation and amortization increased from the prior fiscal year, due to increased property acquisitions, primarily due to the equipment and software upgrades to our networks.

Other Income (Expense)

        The other income (expense) categories are primarily administrative in nature and, as such, are generally not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

        Interest income:    The majority of interest income is attributable to interest earned on restricted cash deposits required for compliance with the Regulation 22.040 reserve. The decrease in interest income of $55,300 is due primarily to decreased interest rates paid on our cash deposits and less overall cash held in deposits.

        Interest Expense:    The decrease in interest expense is primarily due to reductions in debt due to paydowns, partially offset by increased interest expense related to the bank line of credit and interest on loans payable to Victor Salerno.

        Litigation Expense:    Expense of $82,925 was recorded in fiscal 2009 related to interest charges regarding the Racusin litigation, compared to Racusin litigation expense of $67,213 for the prior fiscal year, and is therefore non-operating. Additionally, a non-operating litigation settlement for $11,249, regarding an office lease was recorded in fiscal 2009.

        These litigation expenses were offset by the reversal of interest expense for $394,021 related to the Racusin litigation that we do not owe. The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel's decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel. On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). Accordingly, we previously estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court pursuant to the Settlement Agreement, we previously accrued interest over a period of time for which interest should not be accrued because we were in compliance with the terms of the Settlement Agreement pursuant to the Interpleader Order. The extra estimated interest accrued pursuant to the Racusin claim was $394,021, which was taken as an offset to the litigation expense in the fourth quarter of fiscal 2009. The adjustment was recorded in the fourth quarter of fiscal 2009 pursuant to the fourth quarter legal actions described below.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule"). The Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule to be a breach of the Settlement Agreement on April 2, 2008. On October 10, 2008, Racusin moved the Court to file supplemental pleadings, and that motion was granted on December 23, 2008. Racusin filed his Adversarial Counterclaim for Breach of the Settlement Agreement on January 14, 2009. We filed our Answer on January 29, 2009. Racusin filed his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009. We filed our Opposition to the Motion for Summary Judgment on March 16, 2009. Racusin filed his Reply to our Opposition on March 30, 2009. The hearing on the Motion for Summary Judgment is scheduled for May 8, 2009. Though we believe the legal analysis for our position is meritorious, there can be no assurance that the Company will prevail in this matter.

        Other:    Other income decreased $50,700 primarily due to decreased rental income and various other non-operating income in the twelve months ended January 31, 2009 compared to the same period in the prior year.

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

Hotel/Casino Revenue

        We report the wagering revenues of Sturgeon's, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators. These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts. Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned. The Sturgeon's acquisition was completed on March 1, 2006 and wagering revenues for the Sturgeon's operation were reported for the first time in the fiscal year ended January 31, 2007 and for fiscal 2008, the entire 12 months of revenues and expenses are reported in this Form 10-K.

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

Accounting for Income Taxes

        Effective February 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). Accordingly, we have reviewed our previously filed tax returns and particularly our net operating loss carryforwards available to reduce current and future tax obligations and assessed the valuation allowance we established against our deferred tax assets for the possible effect of FIN 48 and to estimate the extent to which it remains needed as of January 31, 2008. We additionally believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that $369,000 of our net deferred tax asset, which resulted primarily from net loss carryforwards, will be realized. We increased our valuation allowance against our deferred tax asset by $71,481 in the fourth quarter of fiscal 2009. Based on our evaluation, management believes that adopting FIN 48 did not have a material effect on our opening deficit at the time of adoption, our net operating loss carryforwards or the related deferred tax assets or the related valuation allowance.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although SFAS No. 157 became effective for us for financial statements issued for the fiscal year ended January 31, 2009, except that for nonfinancial assets and liabilities, it will not become effective for us until the following year. We do not presently expect any likely impact of SFAS No. 157 on our future consolidated financial statements.

        In December 2007, the FASB issued SFAS 141R, Business Combinations, which will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of our fiscal year 2010, and early adoption is prohibited. Since we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations and operating cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in certain subsidiaries and for when a subsidiary is deconsolidated. However, the Company currently has and expects to have no noncontrolling interests in any of its subsidiaries.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 dealing with derivative instruments. The provisions of SFAS 161 will be effective for periods beginning after November 15, 2008. However, since we have and expect to have no transactions or balances involving derivatives SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

        Audited Financial Statements for Years Ended January 31, 2009 and 2008, including:

  a.
  Report of Independent Registered Public Accounting Firm

  b.
  Consolidated Balance Sheets

  c.
  Consolidated Statements of Operations

  d.
  Consolidated Statements of Stockholders' Equity

  e.
  Consolidated Statements of Cash Flows

  f.
  Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.

        We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the "Company") as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ PIERCY BOWLER TAYLOR & KERN

Certified Public Accountants
Las Vegas, Nevada
May 1, 2009

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,357,978	$3,316,595
Restricted Cash	1,298,463	1,323,688
Accounts Receivable, net of allowance for doubtful accounts of $0 and $2,835	219,264	345,145
Inventories	219,601	443,639
Deferred Tax Assets, net of allowance	369,000	440,481
Prepaid Expenses and Other	379,910	497,056

	5,844,216	6,366,604
Property and Equipment, net of accumulated depreciation and amortization	4,171,160	4,783,451
Goodwill	103,725	103,725
Other Assets	321,222	289,192

	$10,440,323	$11,542,972

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$612,759	$1,280,161
Accounts Payable	1,191,649	1,055,547
Line of Credit Payable	499,295	—
Accrued Expenses	652,439	1,006,310
Unpaid Winning Tickets	1,193,900	1,401,382
Customer Deposits and Other	2,150,230	1,535,960

	6,300,272	6,279,360

Long-Term Debt, less current portion	3,075,244	3,046,655
Other Long-Term Liabilities	530,071	655,693

	3,605,315	3,702,348

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

	10,229,387	10,305,508

STOCKHOLDERS' EQUITY
Series A Preferred Stock—10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock—$0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,361,309	12,246,651
Deficit	(12,996,579)	(11,855,393)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)

	210,936	1,237,464

	$10,440,323	$11,542,972

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

	2009	2008
REVENUES:
Wagering	$9,115,501	$12,085,243
Hotel/Casino	2,677,644	2,982,610
Systems	3,695,255	3,664,502

	15,488,400	18,732,355

OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	8,576,477	10,184,125
Hotel/Casino	2,060,634	2,325,003
Systems	1,113,187	1,389,255

	11,750,298	13,898,383

Operating Expenses:
Research and Development	591,121	952,163
Selling, General and Administrative	3,232,566	3,625,376
Depreciation and Amortization	1,027,551	937,358

	4,851,238	5,514,897

	16,601,536	19,413,280

OPERATING LOSS	(1,113,136)	(680,925)

OTHER INCOME (EXPENSE):
Interest Income	45,835	101,135
Interest Expense	(273,215)	(280,276)
Litigation Income (Expense)	299,847	(67,213)
Other	112,566	163,266

	185,033	(83,088)

LOSS BEFORE TAXES	(928,103)	(764,013)
INCOME TAXES	71,481	—

NET LOSS	$(999,584)	$(764,013)

NET LOSS PER COMMON SHARE
BASIC	$(0.14)	$(0.11)

DILUTED	N/A	N/A

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

	Preferred Stock		Common Stock		Treasury Stock
							Additional Paid-In Capital		Total Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars		Deficit
Balances, February 1, 2007	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,121,822	$(10,949,796)	$2,018,232
Preferred Stock Dividends								(141,584)	(141,584)
Net Loss								(764,013)	(764,013)
Stock-based compensation expense							124,829		124,829

Balances, January 31, 2008	10,924	1,092,400	8,129,879	81,299	61,100	(327,493)	12,246,651	(11,855,393)	1,237,464
Preferred Stock Dividends								(141,602)	(141,602)
Net Loss								(999,584)	(999,584)
Contributed services from certain executives							52,085		52,085
Stock-based compensation expense							62,573		62,573

Balances, January 31, 2009	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,361,309	$(12,996,579)	$210,936

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(215,355)	$237,947

INVESTING ACTIVITIES
Gross increases in restricted cash	(763,602)	(1,751,275)
Withdrawals from restricted cash	788,827	1,541,243
Proceeds from the sale of property and equipment	1,500	14,943
Purchase of property and equipment	(392,888)	(978,356)

Net cash used in investing activities	(366,163)	(1,173,445)

FINANCING ACTIVITIES
Proceeds from borrowings	5,018,670	400,000
Repayment of borrowings	(4,254,167)	(543,747)
Dividends on preferred stock	(141,602)	(141,584)

Net cash provided by (used in) financing activities	622,901	(285,331)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,383	(1,220,829)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,316,595	4,537,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,357,978	$3,316,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$328,128	$429,410

Non-cash investing and financing activities:
Property and equipment acquired directly with proceeds of bank and vendor financing	$10,000	$259,629

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies

Organization and Business

        American Wagering, Inc. ("AWI") is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries. Leroy's Horse & Sports Place, Inc. ("Leroy's") owns and operates 62 (as of April 11, 2009) race and sports wagering locations ("books") in leased space within nonrestricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. ("CBS"), designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. ("AWIM") develops and leases self-service race and sports wagering kiosks to the gaming industry. AWI Gaming, Inc. ("AWIG") was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly-owned subsidiary of AWIG that owns and operates Sturgeon's Inn & Casino in Lovelock, Nevada ("Sturgeon's").

Basis of Presentation

        The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the "Company"). All subsidiaries are directly or indirectly wholly-owned by AWI. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Accounting

        The Company has not elected to adopt the option available under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed herein.

Concentrations and Economic Conditions, and Related Risks and Uncertainties

        Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company's wagering revenue comes from its Nevada race and sports books and more than one-fourth of that is derived from professional football events. If the professional football season were to be interrupted, this could have a significant adverse impact on future operations. Management also estimates that a significant amount of the Company's Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

        The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including the principal officer's ability to continue to provide financial support for the Company, as in the past, and, other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

        The Company often carries cash and cash equivalents, including statutorily restricted amounts, on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as result of recent economic developments and uncertainties discussed in the foregoing paragraph. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company manages its concentrations of credit risk by requesting deposits; evaluating the creditworthiness of systems' customers before extending credit; and by perfecting and using, when necessary, security interests in the hardware and software.

        Accounts receivable are evaluated quarterly for collectability, and carried net of an appropriate allowance, at their estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable do not bear interest, although a finance charge may be applied to accounts that are more than 30 days past due.

        The allowances for doubtful accounts represent allowances for accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross accounts receivable to their estimated net realizable value. The Company records these allowances as a charge to general and administrative expenses.

        In establishing an allowance for doubtful accounts, if any, the Company is required to make judgments based on historical data and future expectations regarding the collectability of the amount owed to the Company. The Company considers, among other things, the customer's financial condition; the relative strength of the Company's legal position, including the related cost of any proceedings and its relationship with the customer; the amounts on the aging schedule; historical payment information; and local and general economic conditions.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

        Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and cash equivalents, but included in current assets, are restricted cash amounts primarily required to be maintained on deposit with a bank under Nevada Gaming Commission Regulation 22.040 (Note 6a), to fund gaming losses.

Inventories

        Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market value.

Property and Equipment

        Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the depreciable assets (generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term (Note 6c) for leasehold improvements.

Goodwill

        As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS. Goodwill is evaluated periodically and at least annually, for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2009 or 2008.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Hotel/Casino

        Revenues of Sturgeon's consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue. Casino revenue is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as services are performed. Advance deposits, if any, are recorded as deferred revenue until the goods or services are provided to the customer. Sturgeon's casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products.) Accordingly, cash incentives to patrons for gambling, which are not material, have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place.

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense was $310,130 and $683,037 for the fiscal years ended January 31, 2009 and 2008, respectively.

Stock-Based Compensation

        Stock options expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award's vesting period. The fair value of options granted at the date of grant is estimated using the Black-Scholes Multiple Option pricing model based on Level 2 inputs pursuant to SFAS No. 157, Fair Value Measures, with the following weighted-average assumptions in the fiscal years ended January 31:

	2009	2008
Risk-free interest rate	4.0%	4.0%
Expected life of options (in years)	4.05	5.47
Expected volatility of stock price	107.85%	82.43%
Expected dividend yield	0.0%	0.0%

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

        The Company granted stock options for 0 and 30,800 shares of common stock to employees and non-employee directors in fiscal 2009 and 2008, respectively. The Company's adoption of SFAS No. 157 when required had no effect on its financial statements.

Legal Defense Costs

        In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company records provisions for probable losses equal to the lower end of the estimated probable loss range for matters in litigation or other disputes such as those discussed in Note 6.b. and periodically revises these estimates as known facts and circumstances change. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.

Income Taxes

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate resolution of deferred tax assets is dependent upon the generation of future taxable income during periods in

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over periods for which deferred tax assets are deductible.

        Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Based on management's evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required, and there was no effect on fiscal 2008 operations as a result of adopting FIN 48. As of January 31, 2009, the Company had not recognized any liabilities for penalties and interest as the Company does not have a liability for unrecognized tax benefits.

        The Company will recognize interest and penalties related to income tax matters as part of income tax expense in its consolidated statements of operations, if any.

Net Loss Per Common Share

        Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Except for loss periods, net income per common share considers potentially dilutive securities, which consist solely of stock options of 900 and 3,200 at January 31, 2009 and 2008, respectively. There is no computation of dilution for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amounts of potentially anti-dilutive common shares that have been excluded from the calculation of basic net loss per share were 2,160,642 and 551,283 at January 31, 2009 and 2008, respectively.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the periods presented.

	Net Income (Loss) (numerator)		Weighted Average Common Shares (denominator)	Per Share Amount
2009
Net loss		$(999,584)
Less preferred stock dividends (Note 4)		(141,602)

Basic net loss per common share:
Net loss available to common shares		(1,141,186)	8,068,779		$(0.14)

Effect of dilutive stock options			*

Diluted net loss per common share:
Net loss available to common shares	$	*	*	$	*

2008
Net loss		$(764,013)
Less preferred stock dividends (Note 4)		(141,584)

Basic net loss per common share:
Net loss available to common shares		(905,597)	8,068,779		$(0.11)

Effect of dilutive stock options			*

Diluted net loss per common share:
Net loss available to common shares	$	*	*	$	*

    *
    Diluted income (loss) per common share is not applicable for loss periods.

2. Property and Equipment

        Prior to the year ended January 31, 2007, the Company completed a sale and leaseback of a building with an unrelated party and realized a gain of $1,638,000. However, pursuant to SFAS No. 28, Accounting for Sales with Lease-backs, only a portion of the gain, consisting of $327,600, was recognized in each of the succeeding years, including those ended January 31, 2009 and 2008. The remainder of the gain has been deferred and will be amortized against the lease payments over the initial lease term (ending in December 2009); the deferred gain balance is carried on the consolidated balance sheet as "Other Long-Term Liabilities."

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

2. Property and Equipment (Continued)

        Property and equipment consists of the following as of January 31, 2009 and 2008:

	2009	2008
Land	$505,558	$505,558
Building and building improvements	825,068	823,540
Leasehold improvements	228,647	195,477
Equipment, furniture and fixtures	7,665,038	7,298,981

	9,224,311	8,823,556
Less accumulated depreciation and amortization	5,053,151	4,040,105

	$4,171,160	$4,783,451

3. Long-term Debt

        Total long-term debt maturities as of January 31, 2009 are as follows:

	2010	2011	2012	2013	2014	2015 and Beyond	Total
Sturgeon's	$145,388	$84,608	$42,510	$45,738	$1,435,544	$—	$1,753,788
Kiosks	133,600	—	—	—	—	—	133,600
Line of Credit	499,295	—	—	—	—	—	499,295
Racusin	300,000	300,000	157,642	—	—	—	757,642
Salerno	—	362,615	637,385	—	—	—	1,000,000
Other	33,771	9,202	—	—	—	—	42,973

Total	$1,112,054	$756,425	$837,537	$45,738	$1,435,544	$—	$4,187,298

Sturgeon's

        On March 1, 2006, AWIG acquired Sturgeon's for $1,800,000, which originally included a loan of $1,500,000 from a bank, collateralized by a 1st deed of trust on the Sturgeon's real estate and a security interest in the personal property and fixtures of Sturgeon's and a loan for $300,000 from Victor Salerno, AWI's CEO, and his wife, Terina Salerno, AWI's General Counsel, which was repaid prior to January 31, 2007. Interest on the bank loan was payable monthly at the Wall Street Journal-listed prime rate plus 2.00% and the principal was due in a single payment on March 1, 2008. On February 7, 2008, the terms of this loan agreement were amended, extending the maturity date to February 4, 2013, with the payments amortized over 20 years, and changing the interest to a fixed rate of 8.0% per annum.

        Subsequent to the acquisition, AWI entered into two casino equipment contracts payable with International Game Technology ("IGT"), of which terms are similar in nature, maturing in March and May of 2009, with fixed interest rates of 10.50% and 10.75% per annum. In fiscal 2008, AWI entered

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

3. Long-term Debt (Continued)

into three additional similar loans with IGT, one maturing in fiscal 2010 and the other two maturing in 2011, with a total balance outstanding of $154,623 at January 31, 2009. See table below.

Bank Loan (net of a $75,000 principal reduction)	$1,599,165
IGT equipment loans, of which $109,224 represents the current portion	154,623

Total Sturgeon's long-term debt	$1,753,788

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

Line of Credit/Term Loan

        On April 21, 2008, U.S. Bank approved a revolving credit note for $500,000 for the Company. The purpose of this credit note or line of credit was to provide overdraft protection on our checking accounts. Any negative balances on our checking accounts swept into this overdraft protection credit note and then were automatically repaid when the funds in the checking accounts returned to a positive balance. The maturity date of this credit note was December 31, 2008. On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company's $500,000 revolving line of credit to 90 days after the original maturity date of December 31, 2008 (March 31, 2009) and to further negotiate the terms of the line of credit. This credit facility was converted into a term loan, effective March 30, 2009, with terms as follows:

  •
  Extension of the maturity date to January 31, 2010;

  •
  Changed the structure of the line of credit from revolving to reducing, which would permanently reduce availability with each scheduled reduction;

  •
  Monthly scheduled reductions (principal payments) of $25,000 for six months, from March through August, 2009;

  •
  Monthly scheduled principal reductions of $70,000, for five months from September 2009 through January 2010;

  •
  Secured by the personal residence of Victor Salerno;

  •
  Interest rate increase from Prime to Prime + 2% on the outstanding balance; and

  •
  U.S. Bank will consider renewing the term loan at maturity, based upon updated financial information.

        As of January 31, 2009, the Company had drawn down $499,295 under the revolving credit note.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

3. Long-term Debt (Continued)

Racusin

        The total amount of Racusin long-term obligation was $757,642 outstanding at January 31, 2009, bearing interest at a rate of 8.0% per annum. (See Note 6b.)

Salerno (See Note 7)

Other

        Other consists primarily of various automobile loans, most of which mature in fiscal 2010, with interest rates ranging from 6.4% to 9.4%.

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

        Holders of the Series A Preferred Stock are entitled to receive monthly payments, upon declaration by the Board of Directors, cumulative cash dividends at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2009 or 2008. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI's common stock (the "Common Stock") upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

        Over the years, the Officer/Director Shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares were called, and accordingly, the affected 3,238 shares have been reclassified as "Redeemable Series A Preferred Stock" (in the liabilities section); these may be put to the Company for redemption at any time.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

5. Common Stock and Stock Options

Stock Repurchase

        In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company's publicly held Common Stock from time to time in the open market. As of January 31, 2009, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

2001 Stock Option Plan

        In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and no more than 1,150,000 options in total may be granted under the 2001 Employee Stock Option Plan (the "2001 Plan"). The 2001 Plan does not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors. Pursuant to the terms of the 2001 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The 2001 Plan is scheduled to terminate on August 8, 2011, except as to the outstanding stock options on that date.

        The following tables summarize the current status of the 2001 Plan:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at Beginning of Fiscal Year	728,499	$1.76	737,749	$1.81
Granted Price > or = Market Price	—	—	30,000	0.96
Exercised	—	—	—	—
Cancelled	(40,000)	1.25	(39,250)	2.00

Outstanding at End of Fiscal Year	688,499	1.79	728,499	1.76

Exercisable at End of Fiscal Year	558,499		468,499

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

5. Common Stock and Stock Options (Continued)

        Outstanding and Exercisable by Price Range as of January 31, 2009:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.96	30,000	8.51	$0.96	10,000	$0.96
$1.25	60,000	0.16	1.25	60,000	1.25
$1.50	30,000	3.34	1.50	20,000	1.50
$1.80	250,000	6.36	1.80	150,000	1.80
$2.00	318,499	2.46	2.00	318,499	2.00

January 31, 2009	688,499	3.98	1.79	558,499	1.83

Available For Grant	229,567

Vesting Schedule

Vested at January 31, 2009	558,499
Vesting, fiscal year ending January 31, 2010	70,000
Vesting, fiscal year ending January 31, 2011	60,000

Number of Options Outstanding at January 31, 2009	688,499

Directors Stock Option Plan

        In 1996, the Company adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was extended in August 2006 to terminate on April 30, 2011. In October 2007, the Board of Directors ratified this practice as an amendment to the Directors Plan and such prior grants and amendments to the Directors Plan were approved by the stockholders at the last Annual Stockholders' Meeting held in December 2007. Beginning in fiscal year 2002, each non-employee director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee directors serve. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2009 as part of the Directors' Stock Option Plan for the best financial interests of the Company.

        No more than 40,000 options may be granted pursuant to the Directors Plan, which will be exercisable on the anniversary of the date of grant and will expire no later than 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company's common stock on the date of the grant.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

5. Common Stock and Stock Options (Continued)

        The following tables summarize the current status of the Directors Plan:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	20,800	$1.28	20,000	$1.30
Granted Price > or = Market Price	—	—	800	0.79

Outstanding at End of Year	20,800	1.28	20,800	1.28

Exercisable at End of Year	20,800		20,000

        Outstanding and Exercisable by Price Range as of January 31, 2009:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12	400	4.00	$0.12	400	$0.12
$0.15	800	5.00	0.15	800	0.15
$0.35	400	3.00	0.35	400	0.35
$0.55	800	6.00	0.55	800	0.55
$0.79	800	4.00	0.79	800	0.79
$1.00	10,000	7.52	1.00	10,000	1.00
$2.00	7,600	6.58	2.00	7,600	2.00

January 31, 2008	20,800	6.73	1.28	20,800	1.28

Available For Grant	19,200

Vesting

        The number of options outstanding and vested at January 31, 2009 was 20,800.

6. Commitments and Contingencies

  a.
  Gaming Reserve Requirement

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. Since November 16, 2007, we have maintained a Regulation 22.040 reserve in the amount of $3.4 million in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) ("Fidelity") secured by $1.2 million in cash deposits. The cash deposits, in the form of two certificates of deposit, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

6. Commitments and Contingencies (Continued)

Nevada (now Nevada State Bank). On February 22, 2008, the bond amount was decreased to $2.8 million, due to decreased handle, and still secured by $1.2 million in deposits.

        In March 2009, the Company was notified that Fidelity will cancel its surety bond effective May 8, 2009. While we are searching for a replacement bond company, we have been unable to secure a replacement bond with acceptable terms at this time. Therefore, the Company formalized a request to the Nevada Gaming Commission, requesting a lower reserve amount of $1.2 million with an additional $600,000 float, which was granted in April 2009. This makes our reserve amount $1.8 million until August 15, 2009, which is collateralized by the $1.2 million in certificates of deposit held at Great Basin Bank (now Nevada State Bank). We believe that such amount will provide an adequate reserve until football season, at which time; we may need to increase the reserve amount. If the Company is unable to locate an alternate bond with acceptable terms or if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

  b.
  Litigation Judgments and Settlements

        Currently, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority, except as noted below. In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded provisions for probable losses equal to the lower end of the estimated probable loss range for the matters. As of January 31, 2009 and 2008, respectively, the aggregate recorded provision for the following matters, included in long term debt, was $757,642 and $1,671,663.

  Racusin

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel's decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel. On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). Accordingly, we previously estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court pursuant to the Settlement Agreement, we previously accrued interest over a period of time for which interest should not be accrued because we were in

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

6. Commitments and Contingencies (Continued)

compliance with the terms of the Settlement Agreement pursuant to the Interpleader Order. The extra estimated interest accrued pursuant to the Racusin claim was $394,021, which was taken as an offset to the litigation expense in the fourth quarter of fiscal 2009. The adjustment was recorded in the fourth quarter of fiscal 2009 pursuant to the fourth quarter legal actions described below.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule"). The Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule to be a breach of the Settlement Agreement on April 2, 2008. On October 10, 2008, Racusin moved the Court to file supplemental pleadings, and that motion was granted on December 23, 2008. Racusin filed his Adversarial Counterclaim for Breach of the Settlement Agreement on January 14, 2009. We filed our Answer on January 29, 2009. Racusin filed his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009. We filed our Opposition to the Motion for Summary Judgment on March 16, 2009. Racusin filed his Reply to our Opposition on March 30, 2009. The hearing on the Motion for Summary Judgment is scheduled for May 8, 2009. Though we believe the legal analysis for our position is meritorious, there can be no assurance that the Company will prevail in this matter. We have accrued $757,642 at January 31, 2009 pursuant to the Corrected Amortization Schedule as payable under the Settlement Agreement as discussed above.

  Internet Sports International, Ltd.

        On July 17, 2008, Internet Sports International, Ltd. ("ISI") filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. ("AWIM"), AWI Gaming, Inc. ("AWIG") and Computerized Bookmaking Systems, Inc. ("CBS"), and our General Counsel. The complaint was filed in the District Court, Clark County, Nevada as Case No. A567638, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, and quantum meruit. The claims arise out of agreements with plaintiff to jointly develop an upright kiosk, including an equipment purchase agreement, software license agreement, and a marketing agreement. Plaintiff alleges that we failed to perform under, and effectively and prematurely terminated, the equipment purchase agreement as to 100 upright kiosks. Plaintiff further alleges that it had entered into negotiations with an established customer of ours to place kiosks and plaintiff's products on the customer's casino floor, and that we contacted the customer and terminated plaintiff's opportunity. Plaintiff seeks for (i) the recovery of actual, consequential and punitive damages, and (ii) the recovery of attorneys' fees, costs and expenses.

        On September 15, 2008, we filed a Motion to Dismiss requesting CBS, AWIG, and General Counsel be dismissed from the proceeding for failure to state a claim upon which a remedy may be granted. Specifically, we argued that accepting all ISI's allegations in its Complaint as true, neither CBS nor AWIG were parties to the three agreements at issue, therefore, they cannot be held liable as a matter of law for breach of contract or breach of the implied covenant of good faith and fair dealing; that AWIM cannot as a matter of law be held liable for unjust enrichment since AWIM was a party to the agreements at issue and unjust enrichment only applies to redress injuries caused by non-parties; that CBS, AWIG, and General Counsel cannot be liable as a matter of law for intentional interference with a prospective economic advantage since none were parties to the agreements at issue; that none of the defendants could be liable for negligent interference with a prospective business advantage since

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

6. Commitments and Contingencies (Continued)

Nevada expressly has chosen not to recognize this cause of action; and that CBS and AWIG cannot be liable as a matter of law for unjust enrichment since neither were parties to the agreements at issue.

        On October 29, 2008, the Court heard oral arguments on the Motion to Dismiss. Our Motion to Dismiss was filed under NRCP 12(b), but the Court made its ruling under the legal standard for a Motion for Summary Judgment filed under NRCP 56 because evidence outside of ISI's Complaint was considered. The Court (i) granted summary judgment and dismissed CBS and AWIG from the breach of contract and breach of the implied covenant of good faith and fair dealing; (ii) granted summary judgment and dismissed the claim of unjust enrichment against AWIM; (iii) granted summary judgment and dismissed the claim of negligent interference with a prospective business advantage against all defendants; (iv) denied summary judgment and refused to dismiss the claim of intentional interference with a prospective business advantage against CBS, AWIG, and General Counsel; (v) denied summary judgment and refused to dismiss the claim of quantum meruit against CBS and AWIG; and (vi) denied summary judgment and refused to dismiss the claim of unjust enrichment against CBS and AWIG.

        The Court's Order was entered on December 8, 2008. On December 29, 2008, the Defendants filed their answer, affirmative defenses and counter-claims for abuse of process, breach of contract, breach of the implied covenant of good faith and fair dealing, accounting, rescission, and violation of relevant provisions of the Nevada Revised Statutes.

        The case is pending in arbitration. Discovery has not begun. We will defend this case vigorously and believe there is no accruable loss at this time.

  c.
  Operating Leases

        The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

	2010	2011	2012	2013	2014
Sports book locations	$996,175	$975,700	$575,950	$303,300	$121,800
Office equipment and vehicles	52,969	48,680	31,177	13,884	—
Building rent	355,729	—	—	—	—

Total	$1,404,873	$1,024,380	$607,127	$317,184	$121,800

        Rent expense for all operating leases was $1,771,428 and $1,740,964 during the fiscal years ended January 31, 2009 and 2008, respectively.

  d.
  Long-Term Employment Commitments

        The Company has employment agreements with the following executive officers:

        Victor J. Salerno:    Mr. Salerno's employment agreement was effective July 1, 2002 with automatic renewals for successive five-year terms as of January 31, 2008. The agreement provides an annual base salary of $240,000. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

6. Commitments and Contingencies (Continued)

amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. He is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno's agreement also entitles him to certain benefits if he is terminated without cause or if his employment terminates within 24 months after a change in control of AWI.

        Bruce Dewing:    Mr. Dewing's employment agreement was effective on July 1, 2005 with automatic renewals for successive three-year terms on January 31, 2008. The agreement provides an annual base salary of $180,000. However, Mr. Dewing agreed to temporarily reduce his annual base salary by 20%, effective October 3, 2008. He is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule. Mr. Dewing's agreement also entitles him to certain benefits if he is terminated without cause or if his employment terminates within 24 months after a change in control of AWI.

        Melody Sullivan:    Ms. Sullivan's employment agreement was effective on August 6, 2007, expiring on August 6, 2009. The agreement provides an annual base salary of $180,000 with an annual performance bonus of 1% of Consolidated Income Before Income Taxes. However, Ms. Sullivan agreed to temporarily reduce her annual base salary by 20%, effective January 3, 2009. Ms. Sullivan also received non-qualified stock options of 30,000 shares upon hire with one-third vesting on each anniversary of her hiring date, at an exercise price equal to the closing market price of the Company's stock on her hire date. Along with other standard employee benefits, the Company will pay one-time only, the employer paid matching amount of 4% for her 401(k) contributions for the first year, since she is not otherwise eligible to participate for one year. Ms. Sullivan's agreement also entitles her to certain benefits if she is terminated without cause.

        The following table summarizes our long-term employment commitments through the existing terms of the agreements. This table considers only base salary (based on the stated contract amount) and retirement plan contributions; it does not consider automatic renewals, temporary salary reductions (as discussed herein), annual increases in base salary, value of health and/or life insurance, value of automobile allowance or performance bonus payments as such factors are variable from year-to-year.

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2009	$600,000	$12,255	$612,255
2010	$600,000	$24,000	$624,000

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

7. Related Party Transactions

        The Company has engaged in the following related-party transactions during the years ended January 31, 2009 and 2008:

        On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a Guaranty Agreement with AWI. The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. This current line of credit expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno's residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $1,000,000 and $380,773 at January 31, 2009 and 2008, respectively. The Company paid principal and interest payments totaling $63,630 in fiscal 2009 and $25,814 in fiscal 2008 and paid interest only payments of $3,839 per month in fiscal 2009. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. Smaller amounts were loaned to the Company by Mr. Salerno during fiscal 2008, totaling $20,000. The payments described above take into consideration the additional borrowings.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. The independent directors of the Company considered and approved the fairness of a proposed amendment to the original loan agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The total $1,000,000 is to be repaid with interest only payments through fiscal 2010, and principal payments of $362,615 plus interest in fiscal 2011 and the remainder in fiscal 2012.

        Additionally, Mr. Salerno's personal residence secures the U.S. Bank term loan for $500,000, effective March 30, 2009.

        Related party interest expense recorded for fiscal 2009 and 2008 was $63,630 and $9,020, respectively.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

8. Income Taxes

        The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company as of January 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$2,396,049	$1,975,413
Deferred gain on sale and leaseback of asset	97,910	209,294
Accrued expenses	205,503	350,819
Other	46,360	39,228

	2,745,822	2,574,754
Valuation allowance	(2,241,817)	(1,931,193)

	504,005	643,561
Deferred tax liabilities:
Depreciation and amortization	(50,169)	(95,815)
Advance payments	(84,836)	(107,265)

Net deferred tax assets	$369,000	$440,481

        The difference between the normal federal statutory tax rate of 34.00% applied to loss from continuing operations before income taxes and the Company's effective tax rate is:

	2009	2008
Income tax expense (benefit) at federal statutory rate	$(315,555)	$(259,764)
Non-deductible expenses	44,441	51,460
Other	31,971	(23,112)
Increase in deferred tax valuation allowances	310,624	231,416

	$71,481	$—

        At January 31, 2009, the Company had federal tax net operating loss ("NOL") carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million; of which approximately $1.3 million is expected to expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company will be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $369,000, which resulted primarily from NOLs, will be fully realized. The determination of profitability in the future is partially based on the market penetration of our kiosks and potential systems sales; implementation of cost reductions; our sports betting volumes and other factors. We additionally believe that we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that $369,000 of our net deferred tax asset, which resulted primarily from net loss carryforwards, will be realized.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

9. Business Segments

        The Company reports its results of operations through three operating segments: Wagering, Hotel/Casino, and Systems.

Wagering Segment

        The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2009	2008
Revenue	$9,115,501	$12,085,243

Direct Costs	8,576,477	10,184,125
Selling, General and Administrative	1,296,523	1,638,263
Depreciation and Amortization	320,308	274,044

	10,193,308	12,096,432

Operating Loss	$(1,077,807)	$(11,189)

Hotel/Casino Segment

        The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income.

	Year Ended January 31,
	2009	2008
Revenue:
Casino	$1,289,800	$1,383,654
Hotel	587,827	670,980
Food/Beverage	916,027	1,068,699
Less: Casino Cash Incentives and Other Promotional Allowances	(116,010)	(140,723)

	2,677,644	2,982,610

Direct Costs and Expenses:
Casino	564,807	667,300
Hotel	197,461	232,965
Food/Beverage	863,323	986,791
Unallocated	435,043	437,947

	2,060,634	2,325,003
Selling, General and Administrative	303,666	374,031
Depreciation and Amortization	277,908	254,858

	2,642,208	2,953,892

Operating Income	$35,436	$28,718

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

9. Business Segments (Continued)

Systems Segment

        The following table indicates the primary components of revenue and operating costs resulting in this segment's operating loss.

	Year Ended January 31,
	2009	2008
Revenue	$3,695,255	$3,664,502

Direct Costs	1,113,187	1,389,255
Research and Development	591,121	952,163
Selling, General and Administrative	1,632,377	1,613,082
Depreciation and Amortization	429,335	408,456

	3,766,020	4,362,956

Operating Loss	$(70,765)	$(698,454)

Operating Income (Loss) to Net Loss

        The following table reconciles the operating income (loss) from each segment to income before taxes.

	Year Ended January 31,
	2009	2008
Operating Income (Loss)
Wagering	$(1,077,807)	$(11,189)
Hotel/Casino	35,436	28,718
Systems	(70,765)	(698,454)

	(1,113,136)	(680,925)

Other Income (Expense)
Interest Income	45,835	101,135
Interest Expense	(273,215)	(280,276)
Litigation Income (Expense)	299,847	(67,213)
Other	112,566	163,266

	185,033	(83,088)

Net Loss Before Taxes	$(928,103)	$(764,013)

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

9. Business Segments (Continued)

Other Information

        Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2009	2008
Capital Expenditures
Wagering	$216,720	$425,008
Hotel/Casino	20,982	372,503
Systems	99,685	420,206
Unallocated	1,530	56,268

	$338,917	$1,273,985

Identifiable Property(1)
Wagering	$1,000,296	$1,077,100
Hotel/Casino	2,026,225	2,275,062
Systems	1,569,586	1,824,206

	$4,596,107	$5,176,368

    (1)
    Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; intangibles; and other assets. Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2009 and 2008, is a component of the Systems Segment.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2009 AND 2008

10. Additional Supplementary Cash Flow Information

        The reconciliation of net loss to net cash provided by (used in) operating activities is as follows:

	2009	2008
Net loss	$(999,584)	$(764,013)
Depreciation and amortization of property and equipment	1,013,679	937,358
Amortization of deferred gain on sale/leaseback	(327,600)	(327,600)
Other amortization	14,120	31,746
SFAS 123(R) stock based compensation	62,573	124,829
Bad debt expense	(2,835)	2,835
Non-cash contributed services	52,085	—
Non-cash litigation judgment Racusin	(394,021)	—
Increase in deferred tax asset net of valuation allowance	71,481	—
Decrease (increase) in operating assets:
Accounts receivable	128,716	371,875
Inventories	224,038	(86,309)
Prepaid expenses	117,146	76,694
Other current assets	(46,150)	73,058
Increase (decrease) in operating liabilities:
Accounts payable	136,102	266,818
Accrued expenses	(151,956)	(331,624)
Principal payments on Racusin litigation judgment	(520,000)	(1,010,711)
Unpaid winning tickets	(207,482)	203,009
Customer deposits and other current liabilities	614,333	669,982

Net cash provided by (used in) operating activities	$(215,355)	$237,947

11. Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash equivalents are short-term and diversified among security types and issuers, and their costs approximate estimated fair values. The fair values of other financial instruments that are also short-term and have little or no interest rate risk have estimated fair values equal to their historical cost carrying value. Management believes the estimated fair values of notes receivable and long-term liabilities are also not materially different from their historical cost carrying values due to the instruments' interest rates approximating market rates for similar borrowings at January 31, 2009 and 2008.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2009. We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008 (which should have been filed on or before February 13, 2008) and a late Form 8-K filed on April 29, 2009 (which should have been filed on or before April 2, 2009), were not effective. Management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

Changes in Internal Control over Financial Reporting

        Other than described below, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        In our Form 10-KSB for the fiscal year ended January 31, 2008, the Company reported efforts made to remediate the material weaknesses and the ineffectiveness of the Company's disclosure controls and procedures that had been reported in the prior fiscal year 2007.

        We believe we have continued to improve the Company's disclosure controls and procedures for this fiscal year ended January 31, 2009. Since we have had two late Form 8-K filings, we need to increase our efforts for complete and effective communication to allow timely required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

        This annual report on Form 10-K does not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this year's annual report on Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	65	President, CEO, COO, and Chairman of the Board
Melody Sullivan	52	Chief Financial Officer and Treasurer
Robert R. Barengo	67	Director
W. Larry Swecker	64	Director
Judith L. Zimbelmann	57	Director
Bruce Dewing	59	Director and President of AWIG

        Victor J. Salerno has been our President, CEO, COO, and Chairman of the Board since our inception. Mr. Salerno has been the President, CEO and a Director of Leroy's since September 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

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

        Robert R. Barengo became a Director in July 2005, and previously served on our Board of Directors from 1992 to 2000. Mr. Barengo has owned and operated his own law practice for over 30 years during which he has handled, among other matters, general business, municipal finance, bonding, investment banking, government and administration law, and gaming law. Mr. Barengo has extensive elected office and legislative experience as a Nevada Assemblyman (1972-1982) where he served on various committees including Interim Finance, Ways and Means, Commerce and Judiciary; Chairman of the Judiciary Committee (1973-1979); Speaker Pro Tempore (1978-1981); Chairman of the Legislative Commission (1981-1983); Speaker of the Assembly (1981-1983); and Judge Pro-Tem for the City of Sparks Municipal Court and the City of Reno Municipal Court (1976-1995). Mr. Barengo also served on the Board of Directors of Riviera Holdings Corporation, a publicly reporting company, from 1992 to April 2005 and also served as that company's Director of Government and Public Affairs from January 2001 to April 2005. Mr. Barengo also served as President of Columbia Trust Company from 2004 to 2008. Mr. Barengo serves as Chairman of the audit committee.

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

        Bruce Dewing became a Director in July 2003 and President of AWIG in July 2005. Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions. Mr. Dewing was formerly the President of the Holder Hospitality Group, Inc. where he oversaw the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees. Mr. Dewing is a founding member of the Air Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association. Mr. Dewing is currently chairman of the Pershing County Tourism Board. In July 2008, Mr. Dewing was appointed to the Nevada Commission on Tourism.

Licensing

        Pursuant to Nevada gaming regulations/statutes and the status of Leroy's, AWIM, AWIG and Sturgeon's as gaming licensees, officers and directors of Leroy's, AWIM, AWIG and Sturgeon's must be investigated and licensed by the Commission, a process that may be both lengthy and expensive. AWI and CBS are not licensees and therefore, the officers and directors of AWI and CBS must also be investigated and found "suitable" according to the Nevada gaming regulations and statutes. Victor Salerno is licensed by the Commission to be an officer and director of Leroy's, AWIM, AWIG and Sturgeon's and has been found suitable as an officer and director of AWI and CBS. Bruce Dewing is licensed by the Commission to be an officer and director of AWIG and Sturgeon's. Robert Barengo has been found suitable as a director of AWI and CBS. Judith Zimbelmann has been found suitable by the Commission to be a director of AWI and CBS and is licensed by the Commission to be an officer of Leroy's, AWIM, AWIG, and Sturgeons. Melody Sullivan is licensed by the Commission to be an officer of Leroy's, AWIM, AWIG and Sturgeon's and has been found suitable to be an officer of AWI and CBS. John Salerno is licensed by the Commission to be an officer of Leroy's, AWIM, AWIG and Sturgeon's and has been found suitable to be an officer of AWI and CBS and licensed as a director of AWIG.

Involvement in Certain Legal Proceedings

        To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the Chapter 11 proceedings for AWI and Leroy's, during which Victor Salerno held his positions with us); (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership ("Section 16(a) Reports"). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except as follows: Additionally, Mr. Barengo's and Mr. Swecker's Form 4 filing to report the annual grant of their stock options as of January 31, 2008 were also filed late on May 9, 2008.

Code of Ethics

        We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    Executive Compensation

        The following table summarizes the compensation for the periods indicated of our Chief Executive Officer and the two most highly compensated executive officers who served as executive officers as of January 31, 2009.

Summary Compensation Table

Name and principal position	Year Ended 01/31	Salary		Bonus	Stock Awards	Option Awards (4)	Non-equity incentive plan compensation (5)	Non-qualified deferred compensation earnings	All other compensation (6)		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Victor Salerno,	2009	$203,689	(1)	—	—	$—	$—	—	$15,598		$219,287
CEO, COO, President	2008	$240,000	(1)	—	—	$9,542	$91,535	—	$18,147		$359,224
Melody Sullivan,	2009	$178,615	(2)	—	—	$5,373	—	—	$1,662	(6)	$185,650
CFO and Treasurer	2008	$135,435	(2)	$1,000	—	$2,613	—	—	$3,323	(6)	$142,371
Bruce Dewing,	2009	$168,923	(3)	—	—	$43,610	—	—	$11,793		$224,326
Director of AWI and President of AWIG	2008	$180,000	(3)	—	—	$73,451	$36,614	—	$12,780		$302,845

(1)
Mr. Salerno's compensation does not include amounts of principal and interest paid to him in repayment of his loan to the Company. Mr. Salerno agreed to reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

(2)
Ms. Sullivan was hired as Chief Financial Officer and Treasurer on August 6, 2007 with an annual salary of $180,000. Her actual year to date paid amount was $83,077 for fiscal year ended January 31, 2008. The bonus amount in column (d) represents an end of year holiday bonus. Additionally, the amount paid to Ms. Sullivan during fiscal 2008 while a contract employee was $52,358. Ms. Sullivan agreed to reduce her annual base salary by 20% effective January 3, 2009.

(3)
Mr. Dewing's annual salary as President of AWIG is $180,000 since being employed by AWIG in July 2005; Mr. Dewing no longer receives compensation as a non-employee Director of AWI. Mr. Dewing agreed to reduce his base salary by 20%, effective October 3, 2008.

(4)
The dollar amounts in column (f) are the same amounts recognized in our consolidated financial statements for stock-based compensation expense in accordance with FAS 123(R) for these executive officers for fiscal 2009 and 2008. We included those amounts in the "Selling General and Administrative Expenses" line item in our Consolidated Statements of Operations for the years ended January 31, 2009 and 2008, which appear in our financial statements in this Form 10-K. Please refer also to Notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

(5)
These amounts in column (g), if any, are the annual performance bonuses that the executives earned under their respective employment agreements, which are based on a pre-established percentage of our pre-tax earnings (as defined in their agreements) for the reported fiscal year (5% for Mr. Salerno; 2% for Mr. Dewing and 1% for Ms. Sullivan).

(6)
These amounts in column (i) include the Company's matching contributions under our 401(k) plan. Ms. Sullivan was not eligible for our 401(k) plan until she completed one year of service (August 5, 2008 was the completion of one year of service but the next allowable enrollment date for the plan was October 1, 2008). Pursuant to her employment agreement, she received a payment in the amount of $3,323 ($83,077 * 4%) in fiscal 2009, representing 4% of her salary that would have been matched by the Company, if she were a participant in the 401(k) plan upon her hire date. In fiscal 2010, she will receive the final payment in the amount of $4,800 ($120,000 * 4%), representing the remainder of the 4% of her salary that would have been matched by the Company, if she were a participant in the 401(k) plan upon her hire date, paid to the next allowable enrollment date of October 1, 2009. Mr. Salerno's and Mr. Dewing's vehicle expenses are also included in the amounts in this column (i). Ms. Sullivan has no vehicle expense reimbursement.

Employment Agreements

        We have the following employment agreements with the following executive officers;

        Victor Salerno:    Mr. Salerno's employment agreement became effective on July 1, 2002 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive five-year terms as of January 31, 2008. The agreement provides that Mr. Salerno may resign without cause upon 30 days' written notice to us. The agreement provides an annual base salary of $240,000, which is subject to annual review. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. If the Company terminates Mr. Salerno's employment without cause, he is entitled to an amount equal to five times his base salary at the rate in effect at the time of his termination, any bonus awarded but not yet paid, reimbursement for expenses incurred but not paid prior to the termination, continuation of Company provided health benefits and participation in the Company's long-term disability insurance for a period of 60 months following the termination (or the economic equivalent thereof), and such rights to other benefits as may be provided in applicable plans and programs of the Company, including, without limitation, applicable employee benefit plans and programs, according to the terms and conditions of such plans and programs. Mr. Salerno's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control."

        Bruce Dewing:    Mr. Dewing's employment agreement became effective on July 1, 2005 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive three-year terms on January 31, 2008. The agreement provides that Mr. Dewing may resign without cause upon 30 days' written notice to us. The agreement provides an annual base salary of $180,000, which is subject to annual review. However, Mr. Dewing agreed to temporarily reduce his annual base salary by 20%, effective October 3, 2008. In addition, Mr. Dewing is entitled to a performance bonus each year equal to 2% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health insurance coverage for him and his wife, use of an automobile that we provide for him, and options to purchase 250,000 shares of our common stock under a five-year vesting schedule. Mr. Dewing is also entitled to participate in our benefit plans available to our officers and employees generally. If the Company terminates Mr. Dewing's employment without cause, he is entitled to an amount equal to three times his base salary at the rate in effect at the time of his termination, any bonus awarded but not yet paid, reimbursement for expenses incurred but not paid prior to the termination, continuation of Company provided health benefits and participation in the Company's long-term disability insurance for a period of 30 months following the termination (or the economic equivalent thereof), and such rights to other benefits as may be provided in applicable plans and programs of the Company, including, without limitation, applicable employee benefit plans and programs, according to the terms and conditions of such plans and programs. Mr. Dewing's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control."

        For two years following the termination of Mr. Salerno's or Mr. Dewing's employment with us, he is restricted from (1) contacting, soliciting or accepting business from any of our customers with whom he had business contact on our behalf or (2) soliciting our employees or prospective employees to leave their employment with us.

        Melody Sullivan:    Ms. Sullivan's employment agreement became effective on August 6, 2007 and the initial term expires on August 6, 2009. The agreement provides an annual base salary of $180,000 with an annual performance bonus of 1% of Consolidated Income Before Income Taxes. However, Ms. Sullivan agreed to temporarily reduce her annual base salary by 20%, effective January 3, 2009. Ms. Sullivan also received non-qualified stock options of 30,000 shares upon hire with one-third vesting on each anniversary of her hiring date, at an exercise price equal to the closing market price of the Company's stock on her hire date. Along with other standard employee benefits, the Company will pay one-time only, the employer paid matching amount of 4% for her 401(k) contributions for the first year, since she is not otherwise eligible to participate for one year. If the Company terminates Ms. Sullivan's employment without cause during the term of the employment agreement and she provides the Company with a separation agreement and release, she will receive the payout of her base salary through the term of the employment agreement, six months' severance pay, continuation of Company-provided health insurance for six months, any bonuses awarded but not previously paid and immediate vesting and exercisability of stock options, in addition to compensation earned through the date of termination.

        The following table summarizes our long-term employment commitments through the existing terms of the agreements. For fiscal 2010, 401(k) amounts are assumed to be the maximum allowable per the agreements of 4%. This table considers only base salary (based on the stated contract amount) and retirement plan contributions, including those made to Melody Sullivan, pursuant to her employment agreement; it does not consider automatic renewals, temporary salary reductions (as discussed herein) annual increases in base salary, value of health and/or life insurance, value of automobile allowance or performance bonus payments as such factors are variable from year-to-year.

Fiscal Year Ending January 31,	Base Salary	Retirement Plan	Total
2009	$600,000	$12,255	$612,255
2010	$600,000	$24,000	$624,000

        The following table provides information concerning executive officers' unexercised stock options as of January 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Option awards
Name	Number of securities underlying unexercised options # exercisable(1)	Number of securities underlying unexercised options # unexercisable(1)	Equity incentive plan awards: Number of securities underlying unearned options #	Option exercise price $	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Victor J. Salerno	50,000	—	—	$2.00	08/31/2012
Bruce Dewing	200,000	50,000	—	$1.80	06/10/2015
Bruce Dewing	400	—	—	$0.15	01/31/2014
Bruce Dewing	400	—	—	$0.55	01/31/2015
Melody Sullivan	10,000	20,000	—	$0.96	08/06/2017

  (1)
  For information on vesting dates, see the schedule of stock option grants following the Director Compensation table below.

Payments in the Event of a Change in Control

        Our employment agreements with Mr. Salerno and Mr. Dewing, which are described above following the Summary Compensation Table, provide for certain payments to each of them in connection with a termination of their employment within 24 months after a change in control of AWI. Ms. Sullivan's employment agreement also provides for certain payments in connection with a termination or a change of control.

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

        In addition, Ms. Sullivan's employment agreement provides that if she resigns for Good Reason other than due to a Change of Control (as those terms are defined in her employment agreement), she will receive the payout of her base salary through the term of the employment agreement, 12 months' severance pay, continuation of Company-provided health insurance for 12 months, any bonuses awarded but not previously paid and immediate vesting and exercisability of stock options, in addition to compensation earned through the date of resignation. If Ms. Sullivan resigns for Good Reason due to a Change of Control, she will receive the greater of (i) her compensation for the remainder of the employment agreement term or (ii) 12 months' severance pay, along with a pro rata share of bonus and vested and unvested stock options.

Compensation of Directors

        Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. Mr. Swecker and Mr. Barengo agreed to forego director fees in the amount of $6,000 each since November 2008, for the best interests of the financial health and well-being of the Company. The following table summarizes the compensation paid to the directors for the fiscal year ended January 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	Sum (b-g)
W. Larry Swecker	$18,000	—	—	—	—	—	$18,000
Robert R. Barengo	$18,000	—	—	—	—	—	$18,000

(a)
This table includes only non-employee directors whose compensation is not reported in the Summary Compensation Table.

(b)
W. Larry Swecker is chairman of the compensation committee for fiscal 2008 and 2009. Robert R. Barengo became chairman of the audit committee in August 2006 and continues as Chairman for fiscal 2008 and 2009.

(c)
No stock awards were given to any non-employee Directors. The dollar amounts in column (d) are the same amount recognized in accordance with FAS 123(R) for these Directors in the "Selling General and Administrative" line item in our Consolidated Statement of Operations for the year ended January 31, 2009, which appears in our financial statements in this Form 10-K. Please also refer to Notes 1 and 5 to those financial statements for further information about our calculation of those amounts, which we based on the reported market price of our common stock on the OTCBB on the date we granted the options.

(d)
Mr. Swecker had 10,800 in stock option awards outstanding at January 31, 2009. Mr. Barengo had 9,200 in stock option awards outstanding at January 31, 2009. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2009 as part of the Directors' Stock Option Plan for the best financial interests of the Company.

        We have granted the following stock options to our Directors (excluding terminated options):

Date	Granted To	Number of Shares		Terms
08/09/2001	Victor J. Salerno	30,000	(1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 8, 2006
08/09/2001	Judith L. Zimbelmann	1,200	(1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 3, 2006
01/31/2002	W. Larry Swecker	400	(2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012
01/31/2003	W. Larry Swecker	400	(2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013
01/31/2004	W. Larry Swecker	400	(2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014
01/31/2004	Bruce Dewing	400	(2)	$0.15 exercise price per share; became fully exercisable on January 31, 2005; expires on January 31, 2014
01/31/2005	W. Larry Swecker	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015
01/31/2005	Bruce Dewing	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015
07/11/2005	Bruce Dewing	250,000	(1)	$1.80 exercise price per share; fully exercisable over a 5-year vesting schedule (20% per year commencing June 10, 2006); expires on June 10, 2015
08/31/2005	Robert R. Barengo	3,800	(2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015
08/31/2005	Victor J. Salerno	50,000	(1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/31/2005	W. Larry Swecker	3,800	(2)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2015

Date	Granted To	Number of Shares		Terms
08/31/2005	Judith Zimbelmann	3,000	(1)	$2.00 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 31, 2006); expires on August 31, 2012
08/07/2006	Robert R. Barengo	5,000	(2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011
08/07/2006	W. Larry Swecker	5,000	(2)	$1.50 exercise price per share; fully exercisable over a 2-year vesting schedule (50% per year commencing August 7, 2007); expires on August 7, 2011
01/31/2008	Robert R. Barengo	400	(2)	$0.79 exercise price per share; fully exercisable on the first anniversary of grant date (100% on January 31, 2009); expires on January 31, 2013
01/31/2008	W. Larry Swecker	400	(2)	$0.79 exercise price per share; fully exercisable on the first anniversary of grant date (100% on January 31, 2009); expires on January 31, 2013

(1)
Stock options were issued pursuant to our 2001 Stock Option Plan.

(2)
Stock options were issued pursuant to our Directors Stock Option Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of April 30, 2009, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group. Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

        A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2009 (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person's stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of April 30, 2009 but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 30, 2009, but does not assume the exercise of options by any persons outside of that group.

        Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno(1)	2,488,054	30.42%
Judith L. Zimbelmann(2)	1,004,200	12.35%
Robert R. Barengo(3)	534,200	6.56%
W. Larry Swecker(4)	30,800	0.38%
Bruce Dewing(5)	245,600	2.95%
Melody Sullivan(6)	10,000	0.12%

All directors and executive officers as a group (six persons)(7)	4,312,854	51.26%

(1)
Mr. Salerno has 50,000 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(2)
Ms. Zimbelmann has 3,000 in vested stock options that she has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(3)
Mr. Barengo has 9,200 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(4)
Mr. Swecker has 10,800 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(5)
Mr. Dewing and his wife share the voting and investment power with respect to 44,800 shares included above. Mr. Dewing has 200,800 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(6)
Ms. Sullivan has 10,000 in vested stock options that she has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(7)
Our current directors and executive officers as a group have options for 283,800 shares, which they can exercise within the next 60 days. Those shares are included in the table above.

Securities authorized for issuance under equity compensation plans

        The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2009.

Equity Compensation Plans Approved by Security Holders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2001 Stock Option Plan	688,499	$1.79	229,567
Directors Stock Option Plan	20,800	1.30	19,200
Equity compensation plans not approved by security holders	None	None	None

Total	709,299	$1.78	248,767

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

        Holders of the Series A Preferred Stock are entitled to receive monthly payments, upon declaration by our Board of Directors, cumulative cash dividends at the annual rate of 10% per share. Interest at the annual rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at our option. There were no shares called since the beginning of our last fiscal year. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with our common stock upon any matters submitted to shareholders for a vote, except as mandated under Nevada law.

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

        From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	Paid	Accrued	Unpaid
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005(1)	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0
Fiscal 2008	$141,584	$0	$0
Fiscal 2009	$141,602	$0	$0

    (1)
    The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

        On November 8, 2007, the Board of Directors approved and authorized Victor and Terina Salerno to borrow $400,000 for the benefit of the Company pursuant to a line of credit under the terms of a Guaranty Agreement with AWI. The Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur under a personal revolving line of credit with their bank. This current line of credit expires in November 2010. The Guaranty Agreement expires on February 16, 2011. The personal line of credit is secured by the Salerno's residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008. The Company paid principal and interest payments totaling $63,630 in fiscal 2009 and $25,814 in fiscal 2008 and paid interest only payments of $3,839 per month in fiscal 2009. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. Smaller amounts were loaned to the Company by Mr. Salerno subsequent to February 2008, but prior to December 31, 2008, totaling $20,000. The payments described above take into consideration the additional borrowings.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. All of the independent directors of the Company considered and approved the fairness of a proposed amendment to the original loan agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The total $1,000,000 will be repaid with interest only payments during fiscal 2009 and 2010, and principal payments of $362,615 plus interest in fiscal 2011 and the remainder in fiscal 2012.

        Additionally, Mr. Salerno's personal residence secures the U.S. Bank term loan for $500,000, effective March 30, 2009.

        We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal year ended January 31, 2009, her total compensation was $92,182. Ms. Salerno agreed to temporarily reduce her annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

        The contributed services expense for Victor and Terina Salerno for fiscal 2009 was $52,085.

        We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy's. For our fiscal year ended January 31, 2009, his total annual compensation was $70,269. John Salerno agreed to temporarily reduce his annual base salary by 20%, effective January 3, 2009.

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

Item 14.    Principal Accountants' Fees and Services

        Our audit committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern Certified Public Accountants ("PBTK") as our independent registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2009. PBTK previously performed similar audit and review services for the years ended January 31, 2001 through January 31, 2008. PBTK's primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit Committee's Pre-Approval of Engagement

        Our policy is that before we engage our registered public accounting firm annually to render audit or approved non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountants' services for which we paid tax-related fees or other non-audit fees for our last two fiscal years, as described below, were within the scope of the engagement that our audit committee approved before we entered into the engagement.

        Total Fees.    Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2009	2008
Audit Service Fees	$131,062	$148,113
Tax Service Fees	17,112	32,580
Other Fees	21,433	21,085

Total	$169,607	$201,778

Audit Service Fees

        The aggregate fees for audit services were for the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements for interim periods within the audit year. There were no Audit Related Services.

Tax Fees

        The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees

        The aggregate Other Fees were for audits of our 401(k) employee benefit plan and all regulatory compliance attestation services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)(1)    Financial Statements

        Included in Part II of this report:

  Consolidated Balance Sheets at January 31, 2009 and 2008

  Consolidated Statements of Operations for the Years Ended January 31, 2009 and 2008

  Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2009 and 2008

  Consolidated Statements of Cash Flows for the Years Ended January 31, 2009 and 2008

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
10.4*
Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)
10.5*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

Exhibit Number	Description
10.6*(A)	Severance Agreement between American Wagering, Inc. and Timothy F. Lockinger dated February 9, 2007 (see Exhibit 10.6 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.7*(A)	Executive Employment Agreement between American Wagering, Inc. and Bruce Dewing dated June 14, 2005 (see Exhibit 99.1 to Form 8-K filed June 15, 2005, SEC File No. 000-20685)
10.8*(A)	Executive Employment Agreement between American Wagering, Inc. and Melody Sullivan, dated August 6, 2007 (See Exhibit 10.19 to Form 8-K filed August 8, 2007, SEC File No. 000-20685)
10.9*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.10*(A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)
10.11*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.12*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.13*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.14*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
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
10.17*
Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)
10.18*
Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 10.18 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

Exhibit Number	Description
10.19*	Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.19 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)
10.20*
Revolving Credit Agreement, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Addendum to Revolving Credit Agreement and Note, dated April 17, 2008, between American Wagering, Inc. and U.S. Bank, N.A.; Revolving Credit Note, dated April 17, 2008, by American Wagering, Inc. in favor of U.S. Bank, N.A. (see Exhibit 10.20 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)
10.21*
Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule (see Exhibit 10.21 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)
10.22*	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada (see Exhibit 10.1 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.23*	Commercial Guaranty, dated May 5, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.2 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.24*	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.3 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.25*(A)	Amendment to Bruce Dewing Employment Agreement (described in registrant's Form 8-K filed on October 9, 2008, SEC File No. 000-20685)
10.26*	Loan Agreement from Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.27*(A)	Amendment to Executive Employment Agreement of Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.28*(A)	Amendment to Executive Employment Agreement of Melody Sullivan (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.29*
Amendment to Loan Agreement and Note executed January 21, 2009 (to be effective as of December 31, 2008) between American Wagering Inc. and U.S. Bank N.A. (see Exhibit 10.1 to Form 8-K filed on January 26, 2009, SEC File No. 000-20685)
10.30*
Deed of Trust, Security Agreement and Assignment of Rents and Leases (Including Fixture Filing Under Uniform Commercial Code) dated as of December 31, 2008 and made by the Victor John Salerno Separate Property Trust dated December 11, 2001 to U.S. Bank Trust Company, N.A., as trustee, for the benefit of U.S. Bank, N.A., and related documents (see Exhibit 10.2 to Form 8-K filed on January 26, 2009, SEC File No. 000-20685)
10.31*
Continuing Guaranty dated April 17, 2008 by Victor J. and Terina M. Salerno, as guarantors, for the benefit of U.S. Bank, N.A. (see Exhibit 10.3 to Form 8-K filed on January 26, 2009, SEC File No. 000-20685)

Exhibit Number	Description
10.32*	Term Loan Agreement executed April 24, 2009 (to be effective as of March 30, 2009) between American Wagering, Inc. and U.S. Bank, N.A. (see Exhibit 10.1 to Form 8-K filed on April 29, 2009, SEC File No. 000-20685)
10.33*
Term Note executed April 24, 2009 (to be effective as of March 30, 2009) between American Wagering, Inc. and U.S. Bank, N.A. (see Exhibit 10.2 to Form 8-K filed on April 29, 2009, SEC File No. 000-20685)
10.34*
Continuing Guaranty dated March 30, 2009 by Victor J. and Terina M. Salerno, as guarantors, for the benefit of U.S. Bank, N.A. (see Exhibit 10.3 to Form 8-K filed on April 29, 2009, SEC File No. 000-20685)
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
May 1, 2009
	By:	/s/ VICTOR SALERNO
Victor Salerno President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR SALERNO Victor Salerno	President and Chief Executive Officer (Principal Executive Officer)	May 1, 2009
/s/ MELODY SULLIVAN Melody Sullivan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 1, 2009
/s/ ROBERT R. BARENGO Robert R. Barengo	Director	May 1, 2009
/s/ W. LARRY SWECKER W. Larry Swecker	Director	May 1, 2009
/s/ JUDITH ZIMBELMANN Judith Zimbelmann	Director	May 1, 2009
/s/ BRUCE DEWING Bruce Dewing	Director	May 1, 2009

EXHIBIT INDEX

Number	Description
21.1	Subsidiaries of American Wagering, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350