Form 10-Q
period 2009-04-30
AMERICAN WAGERING INC
filed 2009-06-12
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 8, 2009, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2009	January 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,740,006	$3,357,978
Restricted Cash	1,356,770	1,298,463
Accounts Receivable	281,828	219,264
Inventories	237,310	219,601
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	501,291	379,910
	4,486,205	5,844,216

Property and Equipment, net of accumulated depreciation and amortization	3,936,335	4,171,160
Goodwill	103,725	103,725
Other	131,529	321,222
	$8,657,794	$10,440,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-Term Debt	$450,000	$499,295
Current Portion of Long-Term Debt	613,937	612,759
Accounts Payable	1,280,742	1,191,649
Accrued Expenses	618,504	652,439
Unpaid Winning Tickets	968,788	1,193,900
Customer Deposits and Other	786,740	2,150,230
	4,718,711	6,300,272

Long-Term Debt, less current portion	2,893,665	3,075,244
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	448,174	530,071
	8,384,350	10,229,387

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued and outstanding	81,299	81,299
Additional Paid-In Capital	12,421,742	12,361,309
Deficit	(12,994,504)	(12,996,579)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	273,444	210,936
	$8,657,794	$10,440,323

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,
	2009	2008
REVENUES:
Wagering	$2,006,246	$2,701,821
Hotel/Casino	563,347	627,531
Systems	763,196	930,108
	3,332,789	4,259,460
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,613,791	2,208,929
Hotel/Casino	444,791	504,603
Systems	197,390	299,781
	2,255,972	3,013,313
Operating Expenses:
Research and Development	138,845	166,850
Selling, General and Administrative	623,748	781,653
Depreciation and Amortization	251,491	257,504
	1,014,084	1,206,007

	3,270,056	4,219,320

OPERATING INCOME	62,733	40,140

OTHER INCOME (EXPENSE):
Interest Income	5,612	13,610
Interest Expense	(69,760)	(63,009)
Litigation Expense	(9,601)	(24,916)
Other	47,525	18,349

NET INCOME (LOSS)	$36,509	$(15,826)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$—	$(.01)
DILUTED	$—	$ N/A

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2009	2008

Operating Activities
Net cash used in operating activities	$(1,355,335)	$(1,030,098)

Investing Activities
Gross increases in restricted cash	(188,192)	(169,733)
Withdrawal of restricted cash	129,885	161,132
Proceeds from the sale of property and equipment	—	1,500
Purchase of property and equipment	(15,201)	(69,739)
Net cash used in investing activities	(73,508)	(76,840)

Financing Activities
Repayment of borrowings	(155,401)	(126,331)
Proceeds from borrowings	705	80,000
Dividends on preferred stock	(34,433)	(34,820)
Net cash used in financing activities	(189,129)	(81,151)

NET DECREASE IN CASH AND EQUIVALENTS	(1,617,972)	(1,188,089)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,357,978	3,316,595

CASH AND EQUIVALENTS, END OF PERIOD	$1,740,006	$2,128,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$84,430	$77,371

NON-CASH INVESTING ACTIVITY:
Property and equipment acquired directly with proceeds of bank and vendor financing	$—	$9,282

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended April 30, 2009

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 4, 2009, with the SEC, from which the balance sheet information as of January 31, 2009 was derived.

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, there is no calculation made or presented for diluted net loss per common share for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amount of potentially anti-dilutive common shares that have been excluded from basic net income (loss) per share was 648,899 and 746,899 at April 30, 2009 and 2008, respectively.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three months ended April 30:

	Numerator
	2009	2008

Net income (loss)	$36,509	$(15,826)
Less preferred stock dividends	(34,344)	(34,820)
Net income (loss) available to common shares, basic and diluted	$2,165	$(50,646)

	Denominator
	2009	2008
Weighted average common shares outstanding, basic	8,068,779	8,070,110
Effect of dilutive stock options	80	0
Weighted average common shares outstanding, diluted	8,068,859	8,070,110

Net income (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	*

* Diluted income (loss) per share is not applicable for loss periods.

3.  Income Taxes

At April 30, 2009, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million, of which approximately $1.3 million expires in 2019.  In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that, subject to the effect, if any, of the Racusin uncertainty (Note 4), the Company will be profitable for at least the short-term future and that it is therefore more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carryforwards or changes in the valuation allowance for deferred tax assets.

4.  Litigation and Contingencies

Litigation expense of $9,602 and $24,916, respectively, included in other income (expense, consists of judgment interest incurred) on our previously recorded obligation due to Michael Racusin.

As of April 30, 2009 and 2008, respectively, the aggregate recorded provisions equal to the lower end of the estimated probable loss range for the following matters in litigation or other disputes, included in long-term debt, was $682,642 and $1,376,663, excluding future legal and related defense costs and judgment interest.

Racusin

The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel’s decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company’s stock would be substituted with cash payment in the event that the 9th Circuit reversed the Bankruptcy Appellate Panel which decision was subsequently reversed, leading to the November 2, 2007 hearing with the Bankruptcy Court.  On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to a schedule attached to the Company’s motion which calculated estimated post-judgment simple interest at 8% per annum, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court, we previously accrued interest over a period of time for which interest we believed should not be accrued pursuant to the Interpleader Order.

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occuring under the settlement agreement.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. At the hearing, the Court stated its intention to rule in favor of Racusin.  It is expected that the Court will enter its order in approximately 30 to 60 days after the hearing date.  The contemplated order would total approximately $1.7 million (all immediately due and payable), or approximately $1.0 million in excess of the recorded payable to Racusin; which consists of management’s best estimate of the minimum cost of the ultimate disposition of the matter, and of which $300,000 is classified as a current liability, in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives, which may include, but not be limited to, requesting a rehearing/reconsideration and, if unsuccessful, filing an appeal to the U.S. District Court of Nevada.  In the event the Company is unable to negotiate a settlement under acceptable terms and is also unsuccessful as to its other alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending on the course of action pursued by Racusin in this matter, among other prospective developments.

Internet Sports International, Ltd.

There have been no material legal changes for this matter during the quarter ended April 30, 2009 from the fiscal year ended January 31, 2009.

Economic Conditions and related Risks and Uncertainties

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

Uninsured Cash Deposits

The Company often carries cash and cash equivalents on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments and uncertainties discussed in the foregoing paragraph.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

5.  Stock Options

Activity related to both the employee and directors’ stock option plans for the three months ended April 30, 2009 and 2008 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(60,000)	(1.25)

Balance at April 30, 2009	649,299	$1.83

Balance at February 1, 2008	749,299	$1.75
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at April 30, 2008	749,299	$1.75

Stock options exercisable and available for future grants for both current stock option plans as of April 30, 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	519,299	$1.87	4.17 years
Available for future grants	308,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended April 30, 2009 and 2008 was $8,809 and $17,196, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	Three Months Ended April 30,
	2009	2008
Revenues
Wagering	$2,006,246	$2,701,821
Hotel/Casino	563,347	627,531
Systems	763,196	930,108
	$3,332,789	$4,259,460
Operating income (loss)
Wagering	$69,581	$112,282
Hotel/Casino	(20,376)	(36,578)
Systems	13,528	(35,564)
	62,733	40,140
Other expense, net	(26,224)	(55,966)
Net Income (Loss)	$36,509	$(15,826)

Additional information for the Hotel/Casino segment follows:

	Three Months Ended April 30,
	2009	2008
Revenue
Casino	$306,779	$343,845
Hotel	101,787	113,266
Food/Beverage	154,781	170,420
	563,347	627,531
Direct Costs and Expenses
Casino	125,531	149,931
Hotel	37,346	47,543
Food/Beverage	178,497	202,623
Unallocated	103,417	104,506
	444,791	504,603

Selling, General and Administrative	73,522	90,420
Depreciation and Amortization	65,410	69,086
	583,723	664,109
Operating Loss	$(20,376)	$(36,578)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2009, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon’s. Our intentions regarding the following subsidiaries are to continue:

•                  Leroy’s - operating existing sports books, generating revenue from customer wagers less pay outs, adding new books where and when appropriate, and continuing to become more efficient in order to reduce expenses. We periodically review our existing Leroy’s locations in order to close those locations that are not operating efficiently.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable.

•                  CBS — developing, selling and maintaining computerized race and sports wagering systems for the gaming industry and seeking strategic international alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry.  These strategies should enable us to gain a competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience, both in the United States and abroad. There is no assurance that CBS will be successful in obtaining any strategic alliances.

•                  AWIM — developing the self-service wagering kiosk, installing kiosks in Leroy’s locations to assist in controlling personnel costs, and marketing the kiosks to non-Leroy’s locations.

•                  Sturgeon’s — effectively operating the hotel/casino while periodically reviewing and modifying existing procedures and personnel alignment to increase efficiency and reduce expenses.

We have implemented, and are continuing to initiate cost cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in each of our subsidiaries and began to focus more on cost controls. During the remainder of fiscal 2009 and continuing though the first quarter of fiscal 2010, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in interest expense, contributed services expense for certain executives, legal expense and insurance expenses. We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2010. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.

During the latter part of fiscal 2008, and continuing throughout fiscal 2009 and into 2010, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic recession and the subprime mortgage crisis.  Confidence in the credit market has also eroded, which resulted in a tightening of credit availability.  During fiscal 2009 and continuing through the first quarter of fiscal 2010, Las Vegas has experienced higher foreclosure and unemployment rates and reduced passenger traffic at McCarran airport.  We face the risk that the effects of higher unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic recession.  We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, these factors have and will continue to have an adverse affect on our business.  Accordingly, if the economic recession in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made.

Liquidity and Capital Resources.

The United States is currently experiencing a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

As of April 30, 2009, we had a working capital deficit of ($232,506) compared to working capital of $359,584 at April 30, 2008. (Also see Restricted Cash Requirements (Regulation 22.040.))  The decrease in working capital is primarily due to the one-time adjustment to increase our valuation allowance against our deferred income tax asset for $71,481 recorded in the fourth quarter of fiscal 2009; the decrease in hold amounts due to a decreased wagers and mix of wagers influenced by the poor economic environment; the result of the ongoing pay-down of the Racusin obligation; and the timing of and increases in future bets and unpaid winning tickets.

In addition, as discussed below, on May 8, 2009, the court in the Racusin matter stated its intention to enter a judgment that would have the effect of increasing the Company’s obligation to Racusin by approximately $1.0 million, increasing the Company’s working capital deficit by approximately $1.4 million, and causing the then entire obligation to Racusin of approximately $1.7 million to be immediately due and payable.  If a request for rehearing is not granted and an acceptable settlement with Racusin cannot be negotiated and the court enters the judgment in favor of Racusin, the Company, despite the measures discussed below to increase cash flow, would be unable to satisfy its obligations as they become due and might be unable to continue as a going concern depending on the course of action pursued by Racusin, among other developments.

In light of the contemplated Racusin judgment and due to the current negative economic environment, the Company has taken the following additional measures in order to increase cash flow.  Effective January 1, 2009, the Company no longer matches the employees’ 401(k) contributions. The salaries of the President of AWIG and the controller of Sturgeon’s Hotel and Casino were reduced by 20%, effective October 3, 2008. On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. Pursuant to the original terms of Mr. Salerno’s employment agreement, Mr. Salerno was entitled to an annual base salary of $240,000. Melody J. Sullivan, the Company’s Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20% effective January 3, 2009. Pursuant to the original terms of her employment agreement, Ms. Sullivan was entitled to an annual base salary of $180,000. Additionally, several other high salaried employees agreed to reduce their salaries by 20% effective January 3, 2009. Certain high paid hourly employees agreed to a 32 hour work week, effective January 4, 2009, resulting in a 20% pay reduction. Additionally, the Company’s outside directors elected not to receive their directors’ fees, effective for the last three calendar months of 2008, continuing through the first three calendar months of 2009, and renounced their stock option grants for fiscal 2009 effective January 31, 2009. The salary reductions and discontinued 401(k) match are intended to be temporary pending an improvement in the Company’s cash flow but were in place as of April 30, 2009.

Victor Salerno, the Company’s President, Chief Executive Officer and Chief Operating Officer, loaned the Company an additional $500,000 on December 1, 2008 due to the cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval, as reported in the Company’s Form 10-Q for the quarter ended October 31, 2008. Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008. The independent directors of the Company evaluated and approved the fairness of the loan agreement to cover the total $1,000,000, at the same terms of the April 21, 2008 loan agreement.

On December 11, 2008, U.S. Bank gave the Company oral approval to extend the maturity date of the Company’s $500,000 revolving line of credit for 90 days after the original maturity date of December 31, 2008, and further negotiated the terms of the line of credit, converting it to a term loan, maturing in January 2010.

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgement interest occuring under the settlement agreement.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. At the hearing, the Court stated its intention to rule in favor of Racusin.  It is expected that the Court will enter its order in approximately 30 to 60 days after the hearing date.  The contemplated order would total approximately $1.7 million (all immediately due and payable), or approximately $1.0 million in excess of the recorded payable to Racusin; which consists of management’s best estimate of the minimum cost of the ultimate disposition of the matter, and of which $300,000 is classified as a current liability, in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives, which may include, but not be limited to, requesting a rehearing/reconsideration and, if unsuccessful, filing an appeal to the U.S. District Court of Nevada.  In the event the Company is unable to negotiate a settlement under acceptable terms and is also unsuccessful as to its other alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending on the course of action pursued by Racusin in this matter, among other prospective developments.

Our principal cash requirements consist of cash used in operations for the first quarter of fiscal 2010 of approximately $1.4 million as compared to cash used in operations of $1.0 million for the same quarter of fiscal 2009, primarily due to decreased systems sales and installations, customer deposits, and unpaid winning tickets, as a result of the timing of bets placed on the last big football game of the year, which occurred on February 1, 2009.

Net cash used in investing activities for the first quarter of fiscal 2010 was approximately $74,000 as compared to approximately $77,000 for the same quarter of fiscal 2009, primarily as a result of the decrease in purchases of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment from the prior fiscal year, due to cost controls.

Net cash used in financing activities for the first quarter of fiscal 2010 was approximately $189,000 compared to approximately $81,000 in cash used in financing activities for the same quarter of fiscal 2009 primarily due to increased repayments on our line of credit with U.S. Bank.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. From November 16, 2007 to May 8, 2009, we maintained a Regulation 22.040 reserve in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”) secured by $1.2 million in cash deposits. The cash deposits, in the form of two certificates of deposit, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of Nevada (now Nevada State Bank).

In March 2009, the Company was notified that Fidelity would cancel its surety bond effective May 8, 2009. While we are searching for a replacement bond company, we have been unable to secure a replacement bond with acceptable terms at this time. Therefore, the Company formalized a request to the Nevada Gaming Commission, requesting a lower reserve amount of $1.2 million with an additional $600,000 float, which was granted in April 2009. This makes our reserve amount $1.8 million until August 15, 2009, which is collateralized by the $1.2 million in restricted deposit accounts held at Great Basin Bank (now Nevada State Bank). We believe that such amount will provide an adequate reserve until football season, at which time, we may need to increase the reserve amount. If the Company is unable to locate an alternate bond with acceptable terms or if we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

Other

We do not have any off-balance sheet financing arrangements or liabilities.  Occasionally, we may seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions).  To raise capital, we may seek to sell additional equity securities (common or preferred), issue debt or convertible securities, or obtain credit facilities through financial institutions.  The sale of additional equity or convertible securities would result in dilution to our shareholders.

Subject to uncertainties resulting from the current economic conditions and the contemplated Racusin judgment, we plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2010) to help us fund the following:  payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; the Racusin obligations; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of 2002; and debt service.

Results of Operations

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of each segment.

	Three Months Ended April 30,
Summary	2009	2008	$ Change	% Change
Revenues	$3,332,789	$4,259,460	$(926,671)	(21.76)

Costs and Expenses	3,270,056	4,219,320	(949,264)	(22.50)
Other (Income) and Expense	26,224	55,966	(29,742)	(53.14)

Income (Loss) Before Income Taxes	$36,509	$(15,826)	$52,335	330.69

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended April 30, 2009 Compared to the Three Months Ended April 30, 2008.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended April 30, 2009 decreased $695,575 (-25.74%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

During the three months ended April 30, 2009, our basketball and baseball handle decreased, compared to the same period in the prior year, which was unusually high. The decreased handle was also due to the economic recession. We also experienced lower than normal hold percentages during the last month of the second quarter which were primarily baseball wagers. We have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.

Wagering Segment total costs and expenses for the three months ended April 30, 2009 decreased $652,874 (-25.21%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

Direct costs decreased primarily due to decreased expenses related to reduced personnel, advertising and telephone expenses related to our overall cost reduction strategies.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs allocated from the AWI parent in the three months ending April 30, 2009 compared to the three months ending April 30, 2008.  The decreases in management fees allocated to the segments were partially offset by contributed services from certain executives for this quarter compared to no contributed services for the same period the prior year.

Depreciation and amortization expense increased over the prior year’s three month period primarily due to an increase in capitalized acquisitions compared to the same three month period ending April 30, 2008.

It is noted that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility of the win percentages.  Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

As the opportunity may arise, we intend to continue to open new locations and to continue our periodic review of existing locations in order to close those locations that are not operating efficiently.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations and other factors beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s.

Hotel/Casino Segment revenues for the three months ended April 30, 2009 decreased $64,184 (-10.23%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

Casino revenues decreased primarily due to decreased handle and wagering activities for the quarter ending April 30, 2009 compared to the same period ending April 30, 2008 primarily due to the current economic recession.

Hotel revenues decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to a lower occupancy rate, primarily due to weather issues and decreased travel.

Food and beverage revenues decreased primarily due to the decline in occupancy for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Casino cash incentives and other promotional allowances decreased for the first quarter of 2010 compared to the same quarter of 2009, primarily due to closer scrutiny of these costs by management, combined with a decline in hotel occupancy.

Hotel/Casino Segment total costs and expenses for the three months ended April 30, 2009 decreased $80,386 (-12.10%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 due to decreased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Selling, general and administrative costs for Sturgeon’s decreased compared to the first quarter of fiscal 2009, due to decreased personnel costs and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended April 30, 2009 decreased $166,912 (-17.95%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

Systems revenues decreased over the prior fiscal year due to a decreased number of infrequent sales.  During the first quarter of fiscal 2010, equipment sales declined, which was partially offset by increased maintenance revenue, due to additional locations compared to the first quarter of fiscal 2009.

Systems Segment total costs and expenses for the three months ended April 30, 2009 decreased $216,004 (-22.37%) over the three months ended April 30, 2008.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior three months ended April 30, 2008 primarily due to decreased equipment sales and decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs decreased from the prior three months ended April 30, 2008 primarily due to decreased wages and benefits due to decreased personnel expense and greater efficiencies.

Depreciation and amortization decreased from the prior three months ended April 30, 2008 due to decreased property acquisitions.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $5,612 is due primarily to decreased interest rates paid on our cash deposits and lower amounts held in cash deposits.  Interest expense increased $6,751 due to increased debt to Victor Salerno and the US Bank line of credit/term loan.

Litigation expense includes $9,601 of settlement interest for the first three months of fiscal 2010 and $24,916 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

Critical accounting estimates and policies.

Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods except with regard to the estimated effects if any on estimated costs associated with the Racusin litigation discussed elsewhere herein.  The following summarizes our critical estimates and policies.

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

Hotel/Casino Revenue

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs.  Hotel, food and beverage revenues are recognized as services are performed.  Revenue also does not include the retail value of hotel accommodations, food and beverages gratuitously furnished to customers.

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

Accounting for Income Taxes

We have reviewed our previously filed tax returns and particularly our net operating loss (“NOL”) carryforwards available to reduce current and future tax obligations and assessed the valuation allowance we established against our deferred tax assets to estimate the extent to which it remains needed as of January 31, 2009. We additionally believe that, subject to the uncertainty involving the contemplated Racusin judgment and related request for rehearing, we will be sufficiently profitable for the short-term future, and it is therefore more likely than not that $369,000 of our net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are not yet effective that management believes are likely to have a significant effect on our future financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2009. As part of our evaluation, management took into account the material weakness in our disclosure controls and procedures identified by management in our Form 10-K for the fiscal year ended January 31, 2009. We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008, which should have been filed on or before February 13, 2008 and a late Form 8-K filed on April 29, 2009 (which should have been filed on or before April 2, 2009,) were not effective. Management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e. the quarter ended April 30, 2009, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting except that management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Currently, except as noted below, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority.  In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded provisions for probable losses equal to the lower end of the estimated probable loss range for the litigation matters. As of April 30, 2009 and 2008, respectively, the aggregate recorded provision for the following matters, included in long-term debt, was $682,642 and $1,376,663.

Racusin

The Company and Racusin entered into the Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On or about July 27, 2005, the Bankruptcy Court approved an Interpleader Order, whereby pursuant to the Settlement Agreement, the Company agreed to place 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued its appeal of the Bankruptcy Appellate Panel’s decision in our favor to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company’s stock would be substituted with cash payment in the event that the 9th Circuit reversed the Bankruptcy Appellate Panel which decision was subsequently reversed, leading to the November 2, 2007 hearing with the Bankruptcy Court.  On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to a schedule attached to the Company’s motion which calculated estimated post-judgment simple interest at 8% per annum, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005, which was still in effect. That is, by calculating post-judgment interest during the same time that our stock was held by the Court, we previously accrued interest over a period of time for which interest we believed should not be accrued pursuant to the Interpleader Order.

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgement interest occuring under the settlement agreement.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. At the hearing, the Court stated its intention to rule in favor of Racusin.  It is expected that the Court will enter its order in approximately 30 to 60 days after the hearing date.  The contemplated order would total approximately $1.7 million (all immediately due and payable), or approximately $1.0 million in excess of the recorded payable to Racusin; which consists of management’s best estimate of the minimum cost of the ultimate disposition of the matter, and of which $300,000 is classified as a current liability, in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives, which may include, but not be limited to, requesting a rehearing/reconsideration and, if unsuccessful, filing an appeal to the U.S. District Court of Nevada.  In the event the Company is unable to negotiate a settlement under acceptable terms and is also unsuccessful as to its other alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending on the course of action pursued by Racusin in this matter, among other prospective developments.

Internet Sports International, Ltd.

There have been no material legal changes for this matter during the quarter ended April 30, 2009 from the fiscal year ended January 31, 2009.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009. The following information represents material changes to those risk factors during the three months ended April 30, 2009. As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgement interest occuring under the settlement agreement.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. At the hearing, the Court stated its intention to rule in favor of Racusin.  It is expected that the Court will enter its order in approximately 30 to 60 days after the hearing date.  The contemplated order would total approximately $1.7 million (all immediately due and payable), or approximately $1.0 million in excess of the recorded payable to Racusin; which consists of management’s best estimate of the minimum cost of the ultimate disposition of the matter, and of which $300,000 is classified as a current liability, in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives, which may include, but not be limited to, requesting a rehearing/reconsideration and, if unsuccessful, filing an appeal to the U.S. District Court of Nevada.  In the event the Company is unable to negotiate a settlement under acceptable terms and is also unsuccessful as to its other alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending on the course of action pursued by Racusin in this matter, among other prospective developments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1

Term Loan Agreement executed April 24, 2009 (to be effective as of March 30, 2009) between American Wagering, Inc. and U.S. Bank, N.A., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2009.

10.2

Term Note executed April 24, 2009 (to be effective as of March 30, 2009) between American Wagering, Inc. and U. S. Bank, N. A. incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Security and Exchange Commission on April 29, 2009.

10.3

Continuing Guaranty dated March 30, 2009 by Victor J. and Terina M. Salerno, as guarantors for the benefit of U. S. Bank, N. A., incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the Security and Exchange Commission on April 29, 2009.

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

Dated: June 12, 2009

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer