Form 10-Q
period 2009-07-31
AMERICAN WAGERING INC
filed 2009-09-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of September 8, 2009, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,223,459	$3,357,978
Restricted Cash	1,276,548	1,298,463
Accounts Receivable	327,372	219,264
Inventories	238,767	219,601
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	291,669	379,910
	3,726,815	5,844,216

Property and Equipment, net of accumulated depreciation and amortization	3,704,861	4,171,160
Goodwill	103,725	103,725
Other	238,577	321,222
	$7,773,978	$10,440,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-Term Debt	$375,000	$499,295
Current Portion of Long-Term Debt	654,609	612,759
Accounts Payable	1,100,196	1,191,649
Accrued Expenses	660,287	652,439
Unpaid Winning Tickets	447,358	1,193,900
Customer Deposits and Other	731,399	2,150,230
	3,968,849	6,300,272

Long-Term Debt, less current portion	2,669,863	3,075,244
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	366,277	530,071
	7,328,789	10,229,387

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,502,279	12,361,309
Deficit	(12,903,296)	(12,996,579)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	445,189	210,936
	$7,773,978	$10,440,323

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2009	2008	2009	2008
REVENUES:
Wagering	$1,890,533	$1,718,427	$3,896,778	$4,420,248
Hotel Casino	665,827	764,704	1,229,174	1,392,235
Systems	806,608	1,038,115	1,569,805	1,968,223
	3,362,968	3,521,246	6,695,757	7,780,706
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,381,826	1,993,195	2,995,617	4,202,124
Hotel Casino	477,275	551,226	922,066	1,055,829
Systems	187,748	290,704	385,138	590,485
	2,046,849	2,835,125	4,302,821	5,848,438
Operating Expenses:
Research and Development	132,065	135,947	270,910	302,797
Selling, General and Administrative	744,167	967,778	1,367,916	1,749,431
Depreciation and Amortization	245,615	254,305	497,105	511,809
	1,121,847	1,358,030	2,135,931	2,564,037
	3,168,696	4,193,155	6,438,752	8,412,475
OPERATING INCOME (LOSS)	194,272	(671,909)	257,005	(631,769)

OTHER INCOME (EXPENSE):
Interest Income	1,429	13,886	7,042	27,496
Interest Expense	(69,581)	(69,569)	(139,341)	(132,578)
Litigation Expense	(16,815)	(19,152)	(26,417)	(44,069)
Other	17,732	33,431	65,257	51,779
	(67,235)	(41,404)	(93,459)	(97,372)

NET INCOME (LOSS)	$127,037	$(713,313)	$163,546	$(729,141)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$(0.09)	$0.01	$(0.10)
DILUTED	$0.01	$ N/A	$0.01	$ N/A

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONDOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2009	2008

Operating Activities
Net cash used in operating activities	$(1,720,468)	$(2,051,515)

Investing Activities
Gross increases in restricted cash	(6,846)	(421,948)
Withdrawal of restricted cash	28,761	393,083
Proceeds from the sale of property and equipment	—	1,500
Purchase of property and equipment	(27,877)	(200,531)
Net cash used in investing activities	(5,962)	(227,896)

Financing Activities
Repayment of borrowings	(338,531)	(2,092,623)
Proceeds from borrowings	705	2,517,657
Dividends on preferred stock	(70,263)	(70,414)
Net cash provided by (used in) financing activities	(408,089)	354,620

NET DECREASE IN CASH AND EQUIVALENTS	(2,134,519)	(1,924,791)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,357,978	3,316,595

CASH AND EQUIVALENTS, END OF PERIOD	$1,223,459	$1,391,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$85,565	$91,488

NON-CASH INVESTING ACTIVITY:
Property and equipment acquired with bank and/or vendor financing	$—	$43,492

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Six Months Ended July 31, 2009

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  Management has evaluated the consolidated financial statements for subsequent events through September 14, 2009, which was the date the consolidated financial statements were issued, and this Form 10-Q was filed with the SEC. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 4, 2009, with the SEC, from which the balance sheet information as of January 31, 2009 was derived.

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period.  Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.  However, there is no calculation made or presented for diluted net loss per common share for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses.  Potentially dilutive stock options for common shares of 1,600 and 2,400 for the three and six months ended July 31, 2008, respectively,  were not used to compute diluted loss per share because the effects would be anti-dilutive.  In addition, other stock options for common shares of 648,099 and 746,899 were outstanding for the six months ended July 31, 2009 and 2008, that were not “in-the-money” and therefore excluded from the calculation.

The following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented.

	Numerator
	2009	2008
Three Months Ended July 31,

Net income (loss)	$127,037	$(713,313)
Less preferred stock dividends	(35,830)	(35,594)
Net income (loss) available to common shares, basic and diluted	$91,207	$(748,907)

	Denominator
	2009	2008
Weighted average common shares outstanding, basic	$8,068,779	$8,068,779
Effect of dilutive stock options	80	—
Weighted average common shares outstanding, diluted	$8,068,859	$8,068,779

Net income (loss) per common share
Basic	$0.01	$(0.09)
Diluted	$0.01	$ N/A

	Numerator
	2009	2008
Six Months Ended July 31,

Net income (loss)	$163,546	$(729,141)
Less preferred stock dividends	(70,263)	(70,414)
Net income (loss) available to common shares, basic and diluted	$93,283	$(799,555)

	Denominator
	2009	2008
Weighted average common shares outstanding, basic	$8,068,779	$8,068,779
Effect of dilutive stock options	150	—
Weighted average common shares outstanding, diluted	$8,068,929	$8,068,779

Net income (loss) per common share
Basic	$0.01	$(0.10)
Diluted	$0.01	$ N/A

3.  Income Taxes

At July 31, 2009, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million, of which approximately $1.3 million expires in 2019.  In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that, subject to the satisfactory negotiation of a settlement with Racusin, or success on the Company’s procedural alternatives (Note 4), the Company will be profitable for at least the short-term future and that it is therefore more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carryforwards or changes in the valuation allowance for deferred tax assets.

4.  Contingencies

Litigation expense included in other income (expense) consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin, for the periods presented.

As of July 31, 2009, the aggregate recorded provisions equal to the lower end of the estimated probable loss range for the following matters in litigation or other disputes, included in long-term debt, was $307,642, excluding future legal and related defense costs and judgment interest.

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

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule.    The Court entered its order on August 18, 2009, granting the Motion for Summary Judgment in favor of Racusin, awarding damages as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70 of which $2,306,649.25 has already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, as of May 1, 2009, $1,629,283.45 at 12% interest per annum is deemed due and payable immediately, less any principal amounts deposited into the bankruptcy court’s registry on or after May 1, 2009 which amounts to $125,000, through September 1, 2009.  The remaining amount of $1,504,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability to finance the judgment.

Internet Sports International, Ltd.

This case has been removed from arbitration and recalendared in the District Court of Clark County, Nevada; however, there have been no material legal changes for this matter during the six months ended July 31, 2009 from the fiscal year ended January 31, 2009.

Economic Conditions and Related Risks and Uncertainties

The United States is currently experiencing a severe economic downturn accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities, and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

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

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission (“Commission”) Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  From November 16, 2007 to May 8, 2009, we maintained a Regulation 22.040 reserve in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”) secured by $1.2 million in cash deposits.  The cash deposits, in the form of one certificate of deposit and one checking account, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of Nevada (now Nevada State Bank).

The Company maintained Regulation 22.040 cash reserves of $1.8 million through August 15, 2009, as approved by the Commission in April 2009.  The reserve is collateralized by $1.2 million of restricted cash deposits and an assumed “floating” $600,000 availability of other funds.  The amount of the required reserve and the methodology for determining the amount is currently a topic of discussion between management and the Nevada Gaming Control Board.  With increased wagering associated with the football season that is now underway, the Commission may require an increase to the reserve amount.    If the required reserve amount is increased substantially and/or is not commensurate with the seasonality of the Company’s wagering business, the Company may be unable to either fund the reserve or, alternatively, obtain a surety bond to satisfy the requirement.  The possible effects of not meeting the requirement may include, but are not necessarily limited to, a reduction in the number of the Company’s race/sports locations and/or the elimination or reduction of telephone wagering accounts which would adversely affect the Company’s operating results and cash flows.

5.  Stock Options

Activity related to both the employee and directors’ stock option plans for the six months ended July 31, 2009 and 2008 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(62,000)	(1.27)

Balance at July 31, 2009	647,299	$1.83

Balance at February 1, 2008	749,299	$1.75
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at July 31, 2008	749,299	$1.75

Stock options exercisable and available for future grants for both current stock option plans as of July 31, 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	577,300	$1.86	3.93 years
Available for future grants	310,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended July 31, 2009 and 2008 was $28,913 and $26,615, respectively.  Non-cash stock-based compensation expense recorded “Selling, General and Administrative Expenses” for the six months ended July 31, 2009 and 2008 was $37,722 and $43,811, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Wagering	$1,890,533	$1,718,427	$3,896,778	$4,420,248
Hotel Casino	665,827	764,704	1,229,174	1,392,235
Systems	806,608	1,038,115	1,569,805	1,968,223
	$3,362,968	$3,521,246	$6,695,757	7,780,706
Operating income (loss):
Wagering	$121,773	$(769,777)	$191,352	$(657,495)
Hotel Casino	47,797	50,958	27,421	14,380
Systems	24,702	46,910	38,232	11,346
	194,272	(671,909)	257,005	(631,769)
Other expense, net	(67,235)	(41,404)	(93,459)	(97,372)
Net Income (Loss)	$127,037	$(713,313)	$163,546	$(729,141)

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Casino	$293,495	$341,152	$600,274	$684,997
Hotel	170,433	189,322	272,220	302,588
Food/Beverage	201,899	234,230	356,680	404,650
	$665,827	$764,704	$1,229,174	$1,392,235
Direct Costs and Expenses:
Casino	127,740	143,401	253,271	293,332
Hotel	49,839	58,800	87,184	106,343
Food/Beverage	199,138	239,640	377,635	442,263
Unallocated	100,558	109,386	203,976	213,892
	477,275	551,227	922,066	1,055,830
Selling, General and Administrative	77,656	93,430	151,177	183,851
Depreciation and Amortization	63,099	69,089	128,510	138,174
	618,030	713,746	1,201,753	1,377,855
Operating Income	$47,797	$50,958	$27,421	$14,380

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

We have implemented, and are continuing to initiate cost-cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in each of our subsidiaries and began to focus on additional ways to control costs.  During the remainder of fiscal 2009 and continuing though the first six months of fiscal 2010, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in interest expense, contributed services expense for certain executives, legal expense and insurance expenses.  We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2010.  Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions. Additionally, we have products that are in various stages of development and regulatory approval, which could potentially increase future revenue and cash flow.

During the latter part of fiscal 2008, and continuing throughout fiscal 2009 and into 2010, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic downturn and the subprime mortgage crisis.  Confidence in the credit market has also eroded, which resulted in a tightening of credit availability.  During fiscal 2009 and continuing through the first quarter of fiscal 2010, Las Vegas has experienced higher than average foreclosure and unemployment rates and reduced passenger traffic at McCarran airport.  We face the risk that the effects of higher average unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities.  Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic environment.  We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, these factors have and will continue to have an adverse affect on our business.  Accordingly, if the economic downturn in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made.

Liquidity and Capital Resources.

The United States is currently experiencing a severe economic downturn accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities, and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

As of July 31, 2009, we had a working capital deficit of ($242,034) compared to a working capital deficit ($470,703) at July 31, 2008. (Also see Restricted Cash Requirements (Regulation 22.040.))  The increase in working capital is primarily due to the timing of future bets and unpaid tickets outstanding; increased accounts receivable and prepaid expenses; and decreased short-term debt due to the repayment of equipment leases nearing maturity.  The working capital improvement was partially offset by decreased inventory due to kiosk sales; the decrease in hold amounts due to a decreased wagers and mix of wagers influenced by the poor economic environment; and the result of the ongoing pay-down of the Racusin obligation.

In addition, as discussed below, on August 18, 2009, the court in the Racusin matter entered an order that would have the net effect of increasing the Company’s obligation to Racusin by approximately $1.0 million, increasing the Company’s working capital deficit by approximately $1.2 million, and causing the then entire obligation to Racusin of approximately $1.5 million to be immediately due and payable. The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability to finance the judgment.

In light of the Racusin matter and the current economic environment, the Company has taken the following additional measures to increase cash flow.  Effective January 1, 2009, the Company no longer matches the employees’ 401(k) contributions.  The salaries of the President of AWIG and the controller of Sturgeon’s Hotel and Casino were reduced by 20%, effective October 3, 2008.  On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.  Pursuant to the original terms of Mr. Salerno’s employment agreement, Mr. Salerno was entitled to an annual base salary of $240,000.  Melody J. Sullivan, the Company’s Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20% effective January 3, 2009.  Pursuant to the original terms of her employment agreement, Ms. Sullivan was entitled to an annual base salary of $180,000.  Additionally, several other high salaried employees agreed to reduce their salaries by 20% effective January 3, 2009.  Certain high paid hourly employees agreed to a 32-hour work week, effective January 4, 2009, also resulting in a 20% pay reduction.  Additionally, the Company’s outside directors elected not to receive their directors’ fees, effective for the last three calendar months of 2008, continuing through the first six calendar months of 2009, and renounced their stock option grants for fiscal 2009 effective January 31, 2009.  The salary reductions and discontinued 401(k) match are intended to be temporary pending an improvement in the Company’s cash flow but were in place as of July 31, 2009.

Victor Salerno, the Company’s President, Chief Executive Officer and Chief Operating Officer, loaned the Company an additional $500,000 on December 1, 2008 due to the cash flow needs of the Company.  Due to the urgency, the funds were advanced on an expedited basis without formal board approval, as reported in the Company’s Form 10-Q for the quarter ended October 31, 2008.  Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008.  The independent directors of the Company evaluated, ratified and approved the fairness of the loan agreement to cover the total $1,000,000, at the same terms of the April 21, 2008 loan agreement.

On December 11, 2008, U.S. Bank gave the Company oral approval to extend the maturity date of its $500,000 revolving line of credit for 90 days after the original maturity date of December 31, 2008, and further negotiated the terms of the line of credit, converting it to a term loan, maturing in January 2010.

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement regarding the Racusin matter.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. The Court entered its order on August 18, 2009, granting the Motion for Summary Judgment in favor of Racusin, awarding damages as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70 of which $2,306,649.25 has already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, as of May 1, 2009, $1,629,283.45 at 12% interest per annum is deemed due and payable immediately, less any principal amounts deposited into the bankruptcy court’s registry on or after May 1, 2009 which amounts to $125,000, through September 1, 2009.  The remaining amount of $1,504,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability to finance the judgment.

Our principal cash requirements consist of cash used in operations for the first half of fiscal 2010 of approximately $1.7 million as compared to cash used in operations of $2.1 million for the same period of fiscal 2009, primarily due to unpaid winning tickets, as a result of the timing of bets placed on the last big football game of the year, which occurred on February 1, 2009. In the event the Company is unable to successfully resolve the Racusin matter and is required to immediately pay $1.5 million, the future principal cash requirements in operations would be impacted.

Net cash used in investing activities for the first six months of fiscal 2010 was approximately $6,000 as compared to approximately $228,000 for the same period of fiscal 2009, primarily as a result of the decrease in purchases of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment from the prior fiscal year, due to cost controls.

Net cash used in financing activities for the first half of fiscal 2010 was approximately $408,000 compared to approximately $355,000 in cash provided by financing activities for the same period of fiscal 2009 primarily due to decreased borrowings and repayments on debt, primarily with U.S. Bank.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission (“Commission”) Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  From November 16, 2007 to May 8, 2009, we maintained a Regulation 22.040 reserve in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”) secured by $1.2 million in cash deposits.  The cash deposits, in the form of one certificate of deposit and one checking account, are held at Great Basin Bank of Nevada (now Nevada State Bank) along with an irrevocable letter of credit, also with Great Basin Bank of Nevada (now Nevada State Bank).

The Company maintained Regulation 22.040 cash reserves of $1.8 million through August 15, 2009, as approved by the Commission in April 2009.  The reserve is collateralized by $1.2 million of restricted cash deposits and an assumed “floating” $600,000 availability of other funds.  The amount of the required reserve and the methodology for determining the amount is currently a topic of discussion between management and the Nevada Gaming Control Board.  With increased wagering associated with the football season that is now underway, the Commission may require an increase to the reserve amount.    If the required reserve amount is increased substantially and/or is not commensurate with the seasonality of the Company’s wagering business, the Company may be unable to either fund the reserve or, alternatively, obtain a surety bond to satisfy the requirement.  The possible effects of not meeting the requirement may include, but are not necessarily limited to, a reduction in the number of the Company’s race/sports locations and/or the elimination or reduction of telephone wagering accounts which would adversely affect the Company’s operating results and cash flows.

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

Subject to uncertainties resulting from the current economic conditions and the Racusin judgment, we plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2010) to help us fund the following:  payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; the Racusin obligations; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of 2002; and debt service.

Results of Operations

We report our results of operations through three operating segments:  Wagering, Hotel Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of each segment.

	Three Months Ended July 31,				Six Months Ended July 31,
Summary	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues	$3,362,968	$3,521,246	$(158,278)	(4.49)	$6,695,757	$7,780,706	$(1,084,949)	(13.94)

Costs and Expenses	3,168,696	4,193,155	(1,024,459)	(24.43)	6,438,752	8,412,475	(1,973,723)	(23.46)
Other Income and (Expense)	(67,235)	(41,404)	25,831	62.39	(93,459)	(97,372)	(3,913)	(4.02)

Income (Loss) Before Income Taxes	$127,037	$(713,313)	$840,350	117.81	$163,546	$(729,141)	$892,687	122.43

Please refer to the discussions below (“Wagering Segment,” “Hotel Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended July 31, 2009 Compared to the Three Months Ended July 31, 2008.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended July 31, 2009, increased $172,106 (+10.02%) over the three months ended July 31, 2008.  This increase is attributed to the following factors:

During the three months ended July 31, 2009, pursuant to Nevada Gaming Control Board guidelines, the Company changed the maximum time limit before expiration for payment of outstanding winning tickets from 180 days to 90 days, resulting in increased winnings of approximately $132,000.  Conversely, we have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.

Wagering Segment total costs and expenses for the three months ended July 31, 2009, decreased $719,445 (-28.91%) over the three months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs decreased primarily due to decreased expenses related to the results of negotiations with select sports book locations, reduced personnel, advertising and telephone expenses related to our overall cost reduction strategies.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs allocated from the AWI parent in the three months ending July 31, 2009, compared to the three months ending July 31, 2008.  The decreases in management fees allocated to the segments were partially offset by contributed services from certain executives for this quarter compared to no contributed services for the same period the prior year.

It is noted that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility of the win percentages.  Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

As the opportunity may arise, we intend to continue to open new locations and to continue our periodic review of existing locations in order to close those locations that are not operating efficiently.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations and other factors that may be beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel Casino Segment

The Hotel Casino Segment includes the operating results of Sturgeon’s.

Hotel Casino Segment revenues for the three months ended July 31, 2009, decreased $98,877 (-12.93%) over the three months ended July 31, 2008.  This decrease is attributed to the following factors:

Casino revenues decreased primarily due to decreased handle and wagering activities for the quarter ending July 31, 2009 compared to the same period ending July 31, 2008 primarily due to the current economic downturn.

Hotel revenues decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to a lower occupancy rate, primarily due to decreased travel.

Food and beverage revenues decreased primarily due to the decline in occupancy for the three months ended July 31, 2009 compared to the three months ended July 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Casino cash incentives and other promotional allowances decreased for the second quarter of fiscal 2010 compared to the same quarter of fiscal 2009, primarily due to closer scrutiny of these costs by management, combined with a decline in hotel occupancy.

Hotel Casino Segment total costs and expenses for the three months ended July 31, 2009, decreased $95,716 (-13.41%) over the three months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased for the three months ended July 31, 2009, compared to the three months ended July 31, 2008 due to decreased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the three months ended July 31, 2009 compared to the three months ended July 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Selling, general and administrative costs for Sturgeon’s decreased compared to the second quarter of fiscal 2009, due to decreased personnel costs and other expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended July 31, 2009, decreased $231,507 (-22.30%) over the three months ended July 31, 2008.  This decrease is attributed to the following factors:

During the second quarter of fiscal 2010, equipment sales declined, which was partially offset by increased maintenance revenue, due to additional locations compared to the second quarter of fiscal 2009.

Systems Segment total costs and expenses for the three months ended July 31, 2009, decreased $205,417 (-24.02%) over the three months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior three months ended July 31, 2008, primarily due to decreased equipment sales and decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs decreased from the prior three months ended July 31, 2008, primarily due to decreased wages and benefits due to decreased personnel expense and greater efficiencies.

Depreciation and amortization decreased from the prior three months ended July 31, 2008, due to decreased property acquisitions.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $12,457 is due primarily to decreased interest rates paid on our cash deposits and lower amounts held in cash deposits.  Interest expense remained primarily the same.

Litigation expense includes $16,815 of settlement interest for the second quarter of fiscal 2010 and $19,152 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

For the Six Months Ended July 31, 2009 Compared to the Six Months Ended July 31, 2008.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the six months ended July 31, 2009, decreased $523,470 (-11.84%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

During the six months ended July 31, 2009, our basketball and baseball handle decreased, compared to the same period in the prior year, which was unusually high.  The decreased handle was also due to the economic recession.  We also experienced lower than normal hold percentages during the last month of the second quarter which were primarily baseball wagers.  We have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  This decrease was partially offset by the Company’s change during the second quarter of fiscal 2010, pursuant to Nevada Gaming Control Board guidelines, of payments of unpaid winning tickets from a maximum time limit before expiration of 180 days to 90 days, resulting in increased winnings of approximately $132,000.

Wagering Segment total costs and expenses for the six months ended July 31, 2009, decreased $1,372,317 (-27.03%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs decreased primarily due to decreased expenses related to the results of negotiations with select sports book locations, reduced personnel, advertising and telephone expenses related to our overall cost reduction strategies.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs allocated from the AWI parent in the six months ending July 31, 2009, compared to the six months ending July 31, 2008.  The decreases in management fees allocated to the segments were partially offset by contributed services from certain executives for this quarter compared to no contributed services for the same period the prior year.

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

Hotel Casino Segment

The Hotel Casino Segment includes the operating results of Sturgeon’s.

Hotel Casino Segment revenues for the six months ended July 31, 2009, decreased $163,061 (-11.71%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

Casino revenues decreased primarily due to decreased handle and wagering activities for the six months ending July 31, 2009, compared to the same period ending July 31, 2008 primarily due to the current economic downturn.

Hotel revenues decreased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to a lower occupancy rate, primarily due to decreased travel, due to decreased travel and consumer spending due to the current economic downturn.

Food and beverage revenues decreased primarily due to the decline in occupancy for the six months ended July 31, 2009, compared to the six months ended July 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Casino cash incentives and other promotional allowances decreased for the first six months of fiscal 2010 compared to the same period of fiscal 2009, primarily due to closer scrutiny of these costs by management, combined with a decline in hotel occupancy.

Hotel Casino Segment total costs and expenses for the six months ended July 31, 2009, decreased $176,101 (-12.78%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased for the six months ended July 31, 2009, compared to the six months ended July 31, 2008 due to decreased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the six months ended July 31, 2009, compared to the six months ended July 31, 2008.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the six months ended July 31, 2009, compared to the six months ended July 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Selling, general and administrative costs for Sturgeon’s decreased compared to the first six months of fiscal 2009, due to decreased personnel costs and other expenses.

Systems Segment

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the six months ended July 31, 2009, decreased $398,418 (-20.24%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

Systems revenues decreased over the prior fiscal year due to a decreased number of infrequent sales.  During the first six months of fiscal 2010, equipment sales declined, which was partially offset by increased maintenance revenue, due to additional locations compared to the first six months of fiscal 2009.

Systems Segment total costs and expenses for the six months ended July 31, 2009, decreased $393,417 (-23.78%) over the six months ended July 31, 2008.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior six months ended July 31, 2008, primarily due to decreased equipment sales and decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs decreased from the prior six months ended July 31, 2008, primarily due to decreased wages and benefits due to decreased personnel expense and greater efficiencies.

Depreciation and amortization decreased from the prior six months ended July 31, 2008, due to decreased property acquisitions.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $20,454 is due primarily to decreased interest rates paid on our cash deposits and lower amounts held in cash deposits.  Interest expense increased $6,763 due to increased debt to Victor Salerno and the U.S. Bank line of credit/term loan.

Litigation expense includes $26,417 of settlement interest for the second six months of fiscal 2010 and $44,069 for the same six month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

Critical accounting estimates and policies.

Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods except with regard to the estimated effects, if any, on estimated costs associated with the Racusin litigation discussed elsewhere herein.  The following summarizes our critical estimates and policies.

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

Hotel Casino Revenue

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs.  Hotel, food and beverage revenues are recognized as services are performed.  Revenue does not include the retail value of hotel accommodations, food and beverages gratuitously furnished to customers.

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

Accounting for Income Taxes

We have reviewed our previously filed tax returns and particularly our net operating loss (“NOL”) carryforwards available to reduce current and future tax obligations and assessed the valuation allowance we established against our deferred tax assets to estimate the extent to which it remains needed as of January 31, 2009.  We additionally believe that, subject to the effect of the Racusin uncertainty (see Part II, Item 1, Legal Proceedings), we will be profitable for at least the short-term future, and it is therefore more likely than not that $369,000 of our net deferred tax asset, which resulted primarily from NOL carryforwards, will be realized.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are not yet effective that management believes are likely to have a significant effect on our future financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934 (“Exchange Act”)) as of July 31, 2009.  As part of our evaluation, management took into account the material weakness in our disclosure controls and procedures identified by management in our Form 10-K for the fiscal year ended January 31, 2009.  We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008, which should have been filed on or before February 13, 2008, and a late Form 8-K filed on April 29, 2009, which should have been filed on or before April 2, 2009, were not effective.  Management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e. the quarter ended July 31, 2009, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Currently, except as noted below, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority.  In accordance with an interpretation of SFAS No. 5, Accounting for Contingencies, the Company has recorded provisions for probable losses equal to the lower end of the estimated probable loss range for the litigation matters.  As of July 31, 2009 and 2008, respectively, the aggregate recorded provision for the following matters, included in long-term debt, was $307,642 and $1.0 million.

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

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement regarding the Racusin matter.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. The Court entered its order on August 18, 2009, granting the Motion for Summary Judgment in favor of Racusin, awarding damages as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70 of which $2,306,649.25 has already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, as of May 1, 2009, $1,629,283.45 at 12% interest per annum is deemed due and payable immediately, less any principal amounts deposited into the bankruptcy court’s registry on or after May 1, 2009 which amounts to $125,000, through September 1, 2009.  The remaining amount of $1,504,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability to finance the judgment.

Internet Sports International, Ltd.

This case has been removed from arbitration and recalendared in the District Court of Clark County, Nevada; however, there have been no material legal changes for this matter during the six months ended July 31, 2009 from the fiscal year ended January 31, 2009.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009.  The following information represents material changes to those risk factors during the six months ended July 31, 2009.  As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement regarding the Racusin matter.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule.  At the hearing, the Court stated its intention to rule in favor of Racusin.  The Court entered its order on August 18, 2009, granting the motion for summary judgment in favor of Racusin, stating that damages were awarded as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70; of which $2,306,649.25 had already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, $1,629,283.45 as of May 1, 2009, at 12% interest per annum, is deemed due and payable immediately, less any amounts deposited into the bankruptcy court’s registry on or after May 1, 2009; which amounts to $125,000, through September 1, 2009.  The remaining amount of $1,504,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability to finance the judgment.

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

Dated: September 14, 2009

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating
Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer