Form 10-Q
period 2009-10-31
AMERICAN WAGERING INC
filed 2009-12-15
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 11, 2009, there were 8,129,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of October 31, 2009 (Unaudited) and January 31, 2009

	October 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$2,640,167	$3,357,978
Restricted Cash	1,457,871	1,298,463
Accounts Receivable	207,800	219,264
Inventories	164,937	219,601
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	389,698	379,910
	5,229,473	5,844,216

Property and Equipment, net of accumulated depreciation and amortization	3,554,211	4,171,160
Goodwill	103,725	103,725
Other	215,739	321,222
	$9,103,148	$10,440,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-Term Debt	$210,000	$499,295
Current Portion of Long-Term Debt, including $311,464 and $0 due to Chief Executive Officer	732,126	612,759
Accounts Payable	1,265,334	1,191,649
Accrued Expenses	606,281	652,439
Unpaid Winning Tickets	1,575,101	1,193,900
Customer Deposits and Other	1,639,325	2,150,230
	6,028,167	6,300,272

Long-Term Debt, less current portion, including $688,536 and $1,000,000 due to Chief Executive Officer	2,457,137	3,075,244
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	284,379	530,071
	9,093,483	10,229,387

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,551,869	12,361,309
Deficit	(13,388,410)	(12,996,579)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	9,665	210,936
	$9,103,148	$10,440,323

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2009	2008	2009	2008
REVENUES
Wagering	$1,937,282	$2,583,246	$5,834,061	$7,003,494
Hotel Casino	620,185	756,029	1,849,359	2,148,264
Systems	681,910	960,207	2,251,715	2,928,430
	3,239,377	4,299,482	9,935,135	12,080,188
OPERATING COSTS AND EXPENSES
Direct Costs:
Wagering	1,754,040	2,219,824	4,749,657	6,421,948
Hotel Casino	471,365	530,015	1,393,431	1,585,844
Systems	214,425	266,122	599,563	856,607
	2,439,830	3,015,961	6,742,651	8,864,399
Operating Expenses:
Research and Development	216,902	139,191	487,812	441,988
Selling, General and Administrative	698,507	783,426	2,066,423	2,532,857
Depreciation and Amortization	243,398	258,239	740,503	770,048
	1,158,807	1,180,856	3,294,738	3,744,893

OPERATING INCOME (LOSS)	(359,260)	102,665	(102,254)	(529,104)

OTHER INCOME (EXPENSE)
Interest Income	1,320	10,245	8,362	37,741
Interest Expense, Chief Executive Officer	(25,000)	(12,282)	(75,000)	(35,283)
Interest Expense, other	(49,692)	(51,541)	(139,033)	(161,118)
Litigation Expense	(16,866)	(17,653)	(43,283)	(72,970)
Other	80	23,260	65,336	86,287
	(90,158)	(47,971)	(183,618)	(145,343)

NET INCOME (LOSS)	$(449,418)	$54,694	$(285,872)	$(674,447)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.06)	$0.00	$(0.05)	$(0.10)
DILUTED	$—	$0.00	$—	$—

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended October 31,
	2009	2008

Operating Activities
Net cash provided by (used in) operating activities	$229,751	$(311,164)

Investing Activities
Restricted cash deposits	(188,169)	(559,161)
Withdrawal of restricted cash	28,761	601,780
Proceeds from the sale of property and equipment	—	1,500
Purchase of property and equipment	(119,160)	(301,577)
Net cash used in investing activities	(278,568)	(257,458)

Financing Activities
Repayment of borrowings	(563,740)	(3,292,365)
Proceeds from borrowings	705	3,645,694
Dividends on preferred stock	(105,959)	(106,008)
Net cash provided by (used in) financing activities	(668,994)	247,321

NET DECREASE IN CASH AND EQUIVALENTS	(717,811)	(321,301)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,357,978	3,316,595

CASH AND EQUIVALENTS, END OF PERIOD	$2,640,167	$2,995,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$82,183	$77,864

NON-CASH INVESTING ACTIVITY:
Property and equipment acquired with bank and/or vendor financing	$6,424	$17,416

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THREE AND NINE MONTHS ENDED OCTOBER 31, 2009

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”). The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been included. Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results. Management has evaluated the consolidated financial statements for subsequent events through December 15, 2009, which was the date the consolidated financial statements were issued, and this Form 10-Q was filed with the SEC. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 4, 2009, with the SEC, from which the balance sheet information as of January 31, 2009 was derived.

2. New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “Accounting Standards Codification (“ASC”)” in June 2009. This statement incorporates all then existing accounting standards, other than those promulgated by the Securities and Exchange Commission, into the FASB codification ASC Topic 105, “Generally Accepted Accounting Principles” and is effective for interim and annual periods ending after September 15, 2009. The change from FASB references to ASC Topic references did not have any effect on the Company’s financial position, results of operations, or cash flows.

3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, there is no calculation made or presented for diluted net loss per common share for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. Potentially dilutive stock options for common shares of 400 and 1,200 for the three and nine months ended October 31, 2009, respectively, were not used to compute diluted loss per share because the effects would be anti-dilutive. In addition, other stock options for common shares of 647,299 and 747,699 were outstanding for the nine months ended October 31, 2009 and 2008 that were not “in-the-money” and therefore excluded from the calculation.

The following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented.

	Numerator
	2009	2008
Three Months Ended October 31,

Net income (loss)	$(449,418)	$54,694
Less preferred stock dividends	(35,696)	(35,594)
Net income (loss) available to common shares, basic and diluted	$(485,114)	$19,100

	Denominator
	2009	2008
Weighted average common shares outstanding, basic	8,068,779	8,068,779

	Denominator
	2009	2008
Effect of dilutive stock options	—	691
Weighted average common shares outstanding, diluted	8,068,779	8,069,470

Net income (loss) per common share
Basic	$(0.06)	$0.00
Diluted	$—	$0.00

	Numerator
	2009	2008
Nine Months Ended October 31,

Net loss	$(285,872)	$(674,447)
Less preferred stock dividends	(105,959)	(106,008)
Net loss available to common shares, basic and diluted	$(391,831)	$(780,455)

	Denominator
	2009	2008
Weighted average common shares outstanding, basic	8,068,779	8,068,787
Effect of dilutive stock options	—	—
Weighted average common shares outstanding, diluted	8,068,779	8,068,787

Net loss per common share
Basic	$(0.05)	$—
Diluted	$—	$—

4. Income Taxes

At October 31, 2009, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $6.7 million, of which approximately $1.3 million expires in 2019. In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that, subject to the satisfactory negotiation of a settlement with Racusin, or success on the Company’s procedural alternatives (Note 5), the Company will be profitable for at least the short-term future and that it is therefore more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carryforwards or changes in the valuation allowance for deferred tax assets.

5. Contingencies

Litigation expense included in other income (expense) consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin, for the periods presented.

As of October 31, 2009, the aggregate recorded provisions equal to the lower end of the estimated probable loss range for the following matters in litigation or other disputes, included in long-term debt, was $232,642, excluding future legal and related defense costs and judgment interest.

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

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement. A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule. The Court entered its order on August 18, 2009, granting the Motion for Summary Judgment in favor of Racusin, awarding damages as of May 1, 2009. The total damages awarded pursuant to the order were $3,935,932.70 of which $2,306,649.25 has already been paid (including $1,806,041.80 paid into the bankruptcy court registry). Therefore, as of May 1, 2009, $1,629,283.45 at 12% interest per annum is deemed due and payable immediately, less any principal amounts deposited into the bankruptcy court’s registry on or after May 1, 2009 which amounts to $175,000, through November 1, 2009. The remaining amount of $1,429,283.45 exceeds the existing recorded current liability of $300,000, which is in accordance with management’s interpretation of the settlement agreement and related proceedings. The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives. Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond. In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability, if any, to finance the judgment. There were no material developments in this matter during the three months ended October 31, 2009.

Internet Sports International, Ltd.

This case has been removed from arbitration and recalendared in the District Court of Clark County, Nevada; however, there were no material developments in this matter during the three months ended October 31, 2009 from the fiscal year ended January 31, 2009.

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

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. From November 16, 2007 to May 8, 2009, we maintained a Regulation 22.040 reserve in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”) secured by $1.2 million in cash deposits. The cash deposits, in the form of one certificate of deposit and one checking account, are held at Great Basin Bank of Nevada (now Nevada State Bank).

Additionally, on October 1, 2009, subject to the execution of definitive pledge agreements, Victor J. and Terina Salerno, the Company’s Chief Executive Officer and General Counsel, respectively, agreed to pledge a certificate of deposit in the amount of $200,000 in favor of the Nevada Gaming Control Board (“NGCB”), and Robert and Tracey Kocienski agreed to pledge certificates of deposit in the aggregate amount of $500,000, for the benefit of the Company to increase the Company’s reserve balance to satisfy the requirements of Regulation 22.040. The pledged certificates of deposit will be accounted for as off-balance sheet arrangements. On November 23, 2009, the Salernos and the Kocienskis each signed a definitive agreement in favor of the NGCB, pledging their respective certificates of deposit.

Any reserve amount may be released to the NGCB if, pursuant to Regulation 22.040, it determines such funds are necessary to protect Leroy’s wagering creditors. The Company has agreed to pay Mr. and Mrs. Salerno and Mr. and Mrs. Kocienski a fee in connection with the pledges equal to 1% per month of the pledged amounts. With the addition of the pledged certificates of deposit in the agreed upon amount of $700,000, the Company’s current reserve balance is $2.680 million as of October 31, 2009.

If the required reserve amount is subsequently increased substantially and/or is not commensurate with the seasonality of the Company’s wagering business, the Company may be unable to either fund the reserve or, alternatively, obtain a surety bond to satisfy the requirement. The possible effects of not meeting the requirement may include, but are not necessarily limited to, a reduction in the number of the Company’s race/sports locations and/or the elimination of the telephone wagering accounts which would adversely affect the Company’s operating results and cash flows.

6. Stock Options

Activity related to both the employee and directors’ stock option plans for the nine months ended October 31, 2009 and 2008 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(62,000)	(1.27)

Balance at October 31, 2009	647,299	$1.83

Balance at February 1, 2008	749,299	$1.75

	Option Shares	Weighted- Average Exercise Price
Granted	—
Exercised	—
Forfeited or canceled	—

Balance at October 31, 2008	749,299	$1.75

Stock options exercisable and available for future grants for both current stock option plans as of October 31, 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	587,299	$1.85	3.67 years
Available for future grants	310,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended October 31, 2009 and 2008 was $5,961 and $12,108, respectively. Non-cash stock-based compensation expense recorded “Selling, General and Administrative Expense” for the nine months ended October 31, 2009 and 2008 was $43,683 and $55,919, respectively.

7. Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2009	2008	2009	2008
Revenues:
Wagering	$1,937,282	$2,583,246	$5,834,061	$7,003,494
Hotel Casino	620,185	756,029	1,849,359	2,148,264
Systems	681,910	960,207	2,251,715	2,928,430
	$3,239,377	$4,299,482	$9,935,135	$12,080,188
Operating income (loss):
Wagering	$(180,885)	$(24,797)	$10,468	$(682,292)
Hotel Casino	1,498	113,935	28,919	128,315
Systems	(179,873)	13,527	(141,641)	24,873
	(359,260)	102,665	(102,254)	(529,104)
Other expense, net	(90,158)	(47,971)	(183,618)	(145,343)
Net Income (Loss)	$(449,418)	$54,694	$(285,872)	$(674,447)

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2009	2008	2009	2008
Revenues:
Casino	$284,358	$334,697	$884,632	$1,019,694
Hotel	145,146	189,517	417,366	492,105
Food/Beverage	190,681	231,815	547,361	636,465
	620,185	756,029	1,849,359	2,148,264
Direct Costs and Expenses
Casino	224,525	179,076	681,772	754,160
Hotel	46,194	53,012	133,378	159,355
Food/Beverage	200,646	297,926	578,280	672,328
	471,365	530,014	1,393,430	1,585,843
Selling, General and Administrative	83,956	42,404	235,134	226,254
Depreciation and Amortization	63,366	69,676	191,876	207,852
	618,687	642,094	1,820,440	2,019,949
Operating Income	$1,498	$113,935	$28,919	$128,315

8. Subsequent Event

On November 17, 2009, AWI Gaming , Inc. (“AWI Gaming”), a wholly-owned subsidiary of American Wagering, Inc., entered into an agreement (the “Agreement”) to sell to 777 Gaming, Inc., a Nevada corporation (“777 Gaming”), substantially all the assets and businesses commonly known as Sturgeon’s Inn and Casino (“the Casino”). On December 8, 2009, 777 Gaming issued a request to the title company to cancel the escrow. AWI Gaming executed the cancellation on December 10, 2009.

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

•                  Sturgeon’s — effectively operating the hotel casino while periodically reviewing and modifying existing procedures and personnel alignment to increase efficiency and reduce expenses

We have implemented, and are continuing to initiate cost-cutting measures throughout the Company.  In the first quarter of fiscal 2009, the Company reduced its workforce by means of a lay-off of several employees in each of our subsidiaries and began to focus on additional ways to control costs.  During the remainder of fiscal 2009 and continuing though the first nine months of fiscal 2010, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in interest expense, contributed services expense for certain executives, legal expense and insurance expenses.  We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2010.  Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions. Additionally, we have products that are in various stages of development and regulatory approval, which could potentially increase future revenue and cash flow.

Our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic downturn and the subprime mortgage crisis.  Confidence in the credit market has also eroded, which resulted in a tightening of credit availability.  During fiscal 2009, and continuing through most of the third quarter of fiscal 2010, Las Vegas has experienced higher than average foreclosure and unemployment rates and reduced passenger traffic at McCarran airport.  Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic environment.  We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, these factors have and will continue to have an adverse affect on our business.  Accordingly, if the economic downturn in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made. More specifically, sportsbook handle and win for October 2009, was very disappointing due to a decrease in hold and wagers as a result of the mix of wagers. Because of these factors, total revenues for the three and nine months ended October 31, 2009, relative to the comparable prior year period were down 25% and 18%, respectively; direct costs were down 19% and 24%, respectively; and operating expense were down 2% and 12%, respectively.

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

As of October 31, 2009, we had a working capital deficit of ($798,694) compared to a working capital deficit of ($280,580) at October 31, 2008. (Also see Restricted Cash Requirements (Regulation 22.040.))  The decrease in working capital is primarily due to the timing of future bets and unpaid tickets outstanding; influenced by the poor economic environment; and the result of the ongoing pay-down of the Racusin judgment and U.S. Bank loan obligations.

As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement regarding the Racusin matter.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the

Company’s filing of the Corrected Amortization Schedule. The Court entered its order on August 18, 2009, granting the Motion for Summary Judgment in favor of Racusin, awarding damages as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70 of which $2,306,649.25 has already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, as of May 1, 2009, $1,629,283.45 at 12% interest per annum is deemed due and payable immediately, less any principal amounts deposited into the bankruptcy court’s registry on or after May 1, 2009 which amounts to $175,000, through November 1, 2009.  The remaining amount of $1,429,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability, if any, to finance the judgment.

In light of the Racusin matter and the current economic environment, the Company took the following additional measures to increase cash flow.  Effective January 1, 2009, the Company no longer matches the employees’ 401(k) contributions.  The salaries of the President of AWIG and the controller of Sturgeon’s Hotel and Casino were reduced by 20%, effective October 3, 2008.  On December 2, 2008, the CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.  Pursuant to the original terms of Mr. Salerno’s employment agreement, Mr. Salerno was entitled to an annual base salary of $240,000. Also, from January 2009 to September 16, 2009, Melody J. Sullivan, the Company’s Chief Financial Officer and Treasurer, agreed to reduce her annual base salary by 20%. Several other high paid salaried and hourly employees also had 20% salary reductions. Additionally, the Company’s outside directors elected not to receive their directors’ fees, effective for the last three calendar months of 2008, continuing through the first ten calendar months of 2009, and renounced their stock option grants for fiscal 2009 effective January 31, 2009.  The remainder of the salary reductions and discontinued 401(k) match are intended to be temporary pending an improvement in the Company’s cash flow but were in place as of October 31, 2009.

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

On December 11, 2008, U.S. Bank gave the Company oral approval to extend the maturity date of its $500,000 revolving line of credit for 90 days after the original maturity date of December 31, 2008, and further negotiated the terms of the line of credit, converting it to a term loan, maturing in January 2010.  As of October 31, 2009, the outstanding balance on the term loan was $210,000, representing three remaining months of principal payments.

Our principal cash requirements consist of cash provided by operations for the first nine months of fiscal 2010 of $229,751 as compared to cash used in operations of $311,164 for the same period of fiscal 2009, primarily due to the timing of unpaid winning tickets. In the event the Company is unable to successfully resolve the Racusin matter and is required to immediately pay $1.5 million, the future principal cash requirements in operations would be impacted.

Net cash used in investing activities for the first nine months of fiscal 2010 was $278,568 compared to $257,458 for the same period of fiscal 2009, primarily as a result of the decrease in purchases of upgraded computers and networks, leasehold improvements, new kiosk locations and other furniture and equipment from the prior fiscal year, due to cost controls.

Net cash used in financing activities for the first nine months of fiscal 2010 was $668,994 compared to $247,321 in cash provided by financing activities for the same period of fiscal 2009 primarily due to decreased borrowings and repayments on debt, primarily with U.S. Bank.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.  From November 16, 2007 to May 8, 2009, we maintained a Regulation 22.040 reserve in the form of a surety bond issued by Fidelity and Deposit Company of Maryland (a subsidiary of Zurich American Insurance) (“Fidelity”) secured by $1.2 million in cash deposits.  The cash deposits, in the form of one certificate of deposit and one checking account, are held at Great Basin Bank of Nevada (now Nevada State Bank).

Additionally, on October 1, 2009, subject to the execution of definitive pledge agreements, Victor J. and Terina Salerno, the Company’s Chief Executive Officer and General Counsel, respectively, agreed to pledge a certificate of deposit in the amount of $200,000 in favor of the Nevada Gaming Control Board (“NGCB), and Robert and Tracey Kocienski agreed to pledge certificates of deposit in the aggregate amount of $500,000, for the benefit of the Company to increase the Company’s reserve balance to satisfy the requirements of Regulation 22.040.  The pledged certificates of deposit will be accounted for as off-balance sheet arrangements. On November 23, 2009, the Salernos and the Kocienskis each signed a definitive agreement in favor of the NGCB, pledging their respective certificates of deposit.

Any reserve amount may be released to the NGCB if, pursuant to Regulation 22.040 it determines such funds are necessary to protect Leroy’s wagering creditors.  The Company has agreed to pay Mr. and Mrs. Salerno and Mr. and Mrs. Kocienski a fee in connection with the pledges equal to 1% per month of the pledged amounts.  With the addition of the pledged certificates of deposit in the agreed upon amount of $700,000, the Company’s current reserve balance is $2.680 million as of October 31, 2009.

If the required reserve amount is subsequently increased substantially and/or is not commensurate with the seasonality of the Company’s wagering business, the Company may be unable to either fund the reserve or, alternatively, obtain a surety bond to satisfy the requirement.  The possible effects of not meeting the requirement may include, but are not necessarily limited to, a reduction in the number of the Company’s race/sports locations and/or the elimination or reduction of telephone wagering accounts which would adversely affect the Company’s operating results and cash flows.

Other

Other than the above-mentioned pledged deposit agreements, we have no other off-balance sheet financing arrangements or liabilities.  Occasionally, we may seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions).  To raise capital, we may seek to sell additional equity securities (common or preferred), issue debt or convertible securities, or obtain credit facilities through financial institutions.  The sale of additional equity or convertible securities would result in dilution to our shareholders.

Subject to uncertainties resulting from the current economic conditions, the repayment of the U.S. Bank term loan, and the Racusin judgment, we believe that cash on hand, and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2010.  We plan to accumulate cash liquidity during the current fiscal year (ending January 31, 2010) to help us fund the following:  payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; the Racusin obligations; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of 2002; and debt service.  No assurance can be given, however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be adequate, that new business development or unforeseen events will not occur, that we will be able to negotiate a settlement with Racusin, or that we will be able to repay the U.S. Bank term loan. If we are unable to repay the U.S. Bank loan or negotiate a settlement with Racusin, post an appeal bond or are unsuccessful as to our other procedural alternatives related to the Racusin matter, we will likely be unable to satisfy our obligations as they become due and may, therefore, be unable to continue as a going concern.

Results of Operations

We report our results of operations through three operating segments:  Wagering, Hotel Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of each segment.

	Three Months Ended October 31,				Nine Months Ended October 31,
Summary	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenues	$3,239,377	$4,299,482	$(1,060,105)	(24.66)	$9,935,135	$12,080,188	$(2,145,053)	(17.76)

Costs and Expenses	3,598,637	4,196,817	(598,180)	(14.25)	10,037,389	12,609,292	(2,571,903)	(20.40)
Other Income and (Expense)	(90,158)	(47,971)	42,187	87.94	(183,618)	(145,343)	38,275	26.33

Income (Loss) Before Income Taxes	$(449,418)	$54,694	$(504,112)	(921.70)	$(285,872)	$(674,447)	$(388,575)	(57.61)

Please refer to the discussions below (“Wagering Segment,” “Hotel Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended October 31, 2009, decreased $645,964 (-25.01%) over the three months ended October 31, 2008.  This increase is attributed to the following factors:

We have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company. Additionally, in the month of October 2009, we experienced lower than expected handle and win.

Wagering Segment total costs and expenses for the three months ended October 31, 2009, decreased $489,876 (-18.78%) over the three months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs decreased primarily due to decreased expenses related to the results of negotiations with select sports book locations, reduced personnel, advertising and telephone expenses related to our overall cost reduction strategies.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs allocated from the AWI parent in the three months ended October 31, 2009, compared to the three months ended October 31, 2008.  The decreases in management fees allocated to the segments were partially offset by contributed services from certain executives for this quarter compared to no contributed services for the same period the prior year.

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

Hotel Casino Segment revenues for the three months ended October 31, 2009, decreased $135,844 (-17.97%) over the three months ended October 31, 2008.  This decrease is attributed to the following factors:

Casino revenues decreased primarily due to decreased handle and wagering activities for the quarter ended October 31, 2009 compared to the same period ended October 31, 2008 primarily due to the current economic downturn.

Hotel revenues decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to a lower occupancy rate, primarily due to decreased travel.

Food and beverage revenues decreased primarily due to the decline in occupancy for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Casino cash incentives and other promotional allowances decreased for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, primarily due to closer scrutiny of these costs by management, combined with a decline in hotel occupancy.

Hotel Casino Segment total costs and expenses for the three months ended October 31, 2009, decreased $23,407 (-3.65%) over the three months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased for the three months ended October 31, 2009, compared to the three months ended October 31, 2008 due to decreased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the three months ended October 31, 2009, compared to the three months ended October 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Selling, general and administrative costs for Sturgeon’s increased for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, due to an increase in vacation expenses, partially offset by decreased salary, personnel costs and other expenses.

Systems Segment

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended October 31, 2009, decreased $278,297 (-28.98%) over the three months ended October 31, 2008.  This decrease is attributed to the following factors:

During the third quarter of fiscal 2010, equipment sales declined, which was partially offset by increased maintenance revenue, due to additional locations compared to the third quarter of fiscal 2009.

Systems Segment total costs and expenses for the three months ended October 31, 2009, decreased $84,897 (-8.97%) over the three months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior three months ended October 31, 2008, primarily due to decreased equipment sales and decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Research and development costs increased from the prior three months ended October 31, 2008, primarily due to decreased wages and benefits due to the development of new sports betting technology.

Depreciation and amortization decreased from the prior three months ended October 31, 2008, due to decreased property acquisitions.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $8,925 from the third quarter of fiscal 2009 is due primarily to decreased interest rates paid on our cash deposits and lower amounts held in cash deposits.  Interest expense remained primarily the same.

Litigation expense includes $16,866 of settlement interest for the third quarter of fiscal 2010 and $17,653 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carryforwards and changes in deferred tax activity.

For the Nine Months Ended October 31, 2009 Compared to the Nine Months Ended October 31, 2008.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the nine months ended October 31, 2009, decreased $1,169,433 (-16.70%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

During the nine months ended October 31, 2009, our basketball and baseball handle decreased, compared to the same period in the prior year, which was unusually high.  The decreased handle was also due to the economic recession.  We also experienced lower than normal hold percentages during the last month of the second quarter which were primarily baseball wagers and the last month of the third quarter, which were primarily football wagers.  We have experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  This decrease was partially offset by the Company’s change during the second quarter of fiscal 2010, pursuant to Nevada Gaming Control Board guidelines, of payments of unpaid winning tickets from a maximum time limit before expiration of 180 days to 90 days, resulting in increased winnings of approximately $132,000.

Wagering Segment total costs and expenses for the nine months ended October 31, 2009, decreased $1,865,193 (-24.27%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs decreased primarily due to decreased expenses related to the results of negotiations with select sports book locations, reduced personnel, advertising and telephone expenses related to our overall cost reduction strategies.

Selling, general and administrative costs decreased primarily due to decreases in various administrative costs allocated from the AWI parent in the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008.  The decreases in management fees allocated to the segments were partially offset by contributed services from certain executives for this quarter compared to no contributed services for the same period the prior year.

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

Hotel Casino Segment revenues for the nine months ended October 31, 2009, decreased $298,905 (-13.91%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

Casino revenues decreased primarily due to decreased handle and wagering activities for the nine months ended October 31, 2009, compared to the same period ended October 31, 2008 primarily due to the current economic downturn.

Hotel revenues decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to a lower occupancy rate, primarily due to decreased travel, due to decreased travel and consumer spending due to the current economic downturn.

Food and beverage revenues decreased primarily due to the decline in occupancy for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Casino cash incentives and other promotional allowances decreased for the first nine months of fiscal 2010 compared to the same period of fiscal 2009, primarily due to closer scrutiny of these costs by management, combined with a decline in hotel occupancy.

Hotel Casino Segment total costs and expenses for the nine months ended October 31, 2009, decreased $199,509 (-9.88%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs for the casino operations decreased for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008 due to decreased handle at the casino.

Direct costs for the hotel operations decreased primarily due to lower occupancies for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008.

Direct costs for food and beverage operations decreased primarily due to lower occupancies in the hotel for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008, due to decreased travel and consumer spending due to the current economic downturn.

Selling, general and administrative costs for Sturgeon’s increased 3.09% compared to the first nine months of fiscal 2009, due to the timing of vacation expense and other personnel costs and expenses.

Systems Segment

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the nine months ended October 31, 2009, decreased $676,715 (-23.11%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

Systems revenues decreased over the prior fiscal year due to a decreased number of infrequent sales.  During the first nine months of fiscal 2010, equipment sales declined, which was partially offset by increased maintenance revenue, due to additional locations compared to the first nine months of fiscal 2009.

Systems Segment total costs and expenses for the nine months ended October 31, 2009, decreased $510,201 (-17.57%) over the nine months ended October 31, 2008.  This decrease is attributed to the following factors:

Direct costs for systems decreased over the prior nine months ended October 31, 2008, primarily due to decreased equipment sales and decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies.

Depreciation and amortization decreased from the prior nine months ended October 31, 2008, due to decreased property acquisitions.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income:  The majority of interest income is attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $29,379 is due primarily to decreased interest rates paid on our cash deposits and lower amounts held in cash deposits.  Interest expense increased $17,632 due to increased debt to Victor Salerno and the U.S. Bank line of credit/term loan.

Litigation expense includes $43,283 of settlement interest for the first nine months of fiscal 2010 and $72,970 for the same nine month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2009.  As part of our evaluation, management took into account the material weakness in our disclosure controls and procedures identified by management in our Form 10-K for the fiscal year ended January 31, 2009.  We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on February 29, 2008, which should have been filed on or before February 13, 2008, a late Form 8-K filed on April 29, 2009, which should have been filed on or before April 2, 2009, and a late Form 8-K filed on October 16, 2009, which should have been filed on or before October 7, 2009, were not effective.  Management has implemented a procedure requiring that any material agreement or amendment thereto be submitted to and reviewed by our Chief Financial Officer and in-house counsel prior to execution thereof.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e. the quarter ended October 31, 2009, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of our legal proceedings, see Note 5 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009.  The following information represents material changes to those risk factors during the nine months ended October 31, 2009.  As previously reported, on March 17, 2008, the Company filed with the Bankruptcy Court what it believed was an appropriately corrected amortization schedule (“Corrected Amortization Schedule”) relating to the calculation of pre-judgment interest occurring under the settlement agreement regarding the Racusin matter.  A hearing was held on May 8, 2009, regarding a Motion for Summary Judgment filed by Racusin related to the Company’s filing of the Corrected Amortization Schedule.  At the hearing, the Court stated its intention to rule in favor of Racusin.  The Court entered its order on August 18, 2009, granting the motion for summary judgment in favor of Racusin, stating that damages were awarded as of May 1, 2009.  The total damages awarded pursuant to the order were $3,935,932.70; of which $2,306,649.25 had already been paid (including $1,806,041.80 paid into the bankruptcy court registry).  Therefore, $1,629,283.45 as of May 1, 2009, at 12% interest per annum, is deemed due and payable immediately, less any amounts deposited into the bankruptcy court’s registry on or after May 1, 2009; which amounts to $125,000, through September 1, 2009.  The remaining amount of $1,429,283.45 exceeds the existing recorded current liability of $300,000.00, which is in accordance with management’s interpretation of the settlement agreement and related proceedings.  The Company is attempting to negotiate a settlement with Racusin and, based on legal arguments that management believes to have merit, is considering its procedural alternatives.  Management intends to file a motion for a rehearing, or in the alternative, a motion for reconsideration and if unsuccessful, may file an appeal to the U.S. District Court of Nevada, which may require the posting of an appeal bond.  In the event the Company is unable to negotiate a settlement under acceptable terms, post an appeal bond, or is also unsuccessful as to its other procedural alternatives, it would likely be unable to satisfy its obligations as they become due and may, therefore, be unable to continue as a going concern depending, in part, on the course of action pursued by Racusin in this matter and the Company’s ability, if any, to finance the judgment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1

Reimbursement Agreement, dated as of December 10, 2009, by Victor and Terina Salerno in favor of the Nevada Gaming Control Board to pay interest to Victor and Terina Salerno for amounts pledged in certificate of deposit accounts

10.2

Reimbursement Agreement, dated as of December 10, 2009, by Robert and Tracey Kocienski in favor of the Nevada Gaming Control Board to pay interest to Robert and Tracey Kocienski for amounts pledged in certificate of deposit accounts

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

Dated: December 15, 2009

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating Officer, and Chairman of the Board of Directors

/s/ Melody J. Sullivan
Melody J. Sullivan
Chief Financial Officer and Treasurer