Form 10-K
period 2010-01-31
AMERICAN WAGERING INC
filed 2010-05-07
CIK 1005214

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Registrant's telephone number, including area code (702) 735-0101

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2009, based on the closing price of the Over-The-Counter Bulletin Board of $0.18 per share was $725,230.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         As of April 30, 2010, the number of outstanding shares of the registrant's common stock was 8,379,879.

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

Race and Sports Wagering Revenue Segment

        Leroy's.    Leroy's was incorporated in the state of Nevada in November 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a network of race and sport wagering facilities on the premises of non-restricted gaming locations throughout the state of Nevada. Leroy's offers a "turn-key" race and sports wagering operation that allows casinos to satisfy their patron's desire for race and sports wagering, without the casino bearing the risk and overhead associated with running the operation themselves. By combining volume from a large number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. Leroy's generates revenue from patron wagers less payouts.

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

        AWI Manufacturing, Inc.    AWIM designs self-service race and sports wagering kiosks. The kiosks interface seamlessly with our customers' CBS Race and Sports Systems and they expand our customers' race and sports books' size and hours of operation without increasing the labor cost. The installation of kiosks in Leroy's locations assists in controlling personnel costs, lengthening hours of operation, increasing Leroy's visibility, and enhancing the convenience of the patron. The AWIM upright kiosk was jointly designed with a third-party vendor. Smaller self-service kiosks were placed in over 19 local bar locations during fiscal 2010.

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

        On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy's. All required distributions have been made, except with respect to the Racusin matter ("Racusin Claim"). For the fiscal years ended January 31, 2010 and 2009, the Company has paid $363,891 and $540,986, respectively, to the Bankruptcy Court and certain other lienholders of Racusin. As of January 31, 2010, the remaining Racusin Claim liability is $338,851, with $332,710 due in 2011, and the balance in 2012, plus interest at the rate of 8% per annum.

        For a discussion of the Racusin Claim, see Item 3. Legal Proceedings.

Sports Wagering

        Wagering on sporting events is currently legal in the states of Nevada, Delaware and in numerous foreign countries. Wagering on sporting events has increased significantly with cable and satellite television, and technological improvements. When sporting events are televised, there is increased exposure and interest, which, we believe, leads to increased sports betting.

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

        We believe that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada and are limited to $2,200 per day per patron, by regulation (unless a higher limit for a specific patron is approved by the Nevada State Gaming Control Board). We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting our risk.

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

Pari-Mutuel Race Wagering

        In December 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations. As of January 31, 2010, six licensed Leroy's locations, in association with a disseminator, offer pari-mutuel wagering on numerous events at racetracks throughout the country.

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

        The state of Delaware legalized limited sports wagering in September 2009. The state of New Jersey is suing the federal government for the right to also accept sports wagering. These potential new sports wagering jurisdictions and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position.

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

Research and Development

        We incurred costs of $672,899 in research and development in the fiscal year ended January 31, 2010, as compared to $591,121 in the fiscal year ended January 31, 2009 all of which was expensed as incurred. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification, security, and wireless devices in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

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

Employees

        We had 180 full-time and 47 part-time employees at January 31, 2010, at all of our locations and subsidiaries, including our Sturgeon's property, of which 33 employees were full-time and 22 were part-time. None of our employees are represented by a labor union. We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements. At this time, we believe our employee relations are good.

Item 1A.    Risk Factors

Cautionary Statements Regarding Future Results, Forward-Looking Statements and Other Important Factors

        Throughout this report we make statements regarding our business, expectations and prospects, such as projections of future performance, statements of our plans and objectives, forecasts of market trends, and other matters that are "forward- looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements containing words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "might," "may," "could," "will," "should," or similar expressions, or the negative thereof, constitute forward-looking statements. Although we believe that our plans, objectives and expectations reflected in, or suggested by, such forward-looking statements are reasonable at the present time, we might not achieve them or we may modify them from time to time. You should read this report thoroughly and with the understanding that actual future results may be materially different from what we expect. We do not plan to update forward-looking statements even though our situation or plans may change in the future, unless applicable law requires us to do so.

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

Current Economic Conditions Will Likely Adversely Affect Our Results of Operations

        Our business is vulnerable to downturns in national and local economic conditions, including, without limitation, downturns in the economy related to threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; tightening of available credit; increasing government regulation, spending and taxes; increasing energy costs; increasing interest rates; declining consumer confidence; and declines in the stock market. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions or an increase in transportation or other costs will likely lead to our customers having less discretionary income with which to travel to Nevada and wager. We face the risk that the effects of higher unemployment rates, higher transportation costs, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers' ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined and could continue to decline as a result of the current economic conditions. We have also experienced a change in gambling patterns of our patrons, including a trend towards more conservative bets, which tend to be less profitable to the Company. Additionally, our current casino customers who purchase equipment and wagering software have experienced a decline in growth and financial performance, which will likely lead to a decrease in maintenance revenues and installation revenues. In addition, because Sturgeon's Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80, the foregoing factors have and could continue to have an adverse affect on our business.

Liquidity—If We Are Unable to Raise Additional Capital in the Near Term, We May be Unable to Satisfy Our Obligations as They Become Due

        At January 31, 2010, we had approximately $2.1 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for fiscal 2011; however, we do anticipate a short term liquidity issue during the second quarter of fiscal year 2011, which we expect will recover during the third quarter of fiscal year 2011 with the commencement of football season. This expectation is based upon our inability to reduce our Regulation 22.040 reserve requirement as we normally do after football season. No assurance can be given however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development will or unforeseen events will not occur, or that the outcome of litigation will be positive, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We recently engaged a financial advisor on an exclusive basis to provide advisory services to us, including the identification of potential investors in an offering of debt, equity or equity-linked securities of us, or a strategic based transaction involving us. No assurance can be given, however, that we will be able to raise any additional capital, through the efforts of our financial advisor or otherwise, or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due.

Risk of Loss due to Racusin Litigation

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. A hearing was held on May 8, 2009, regarding the motion for summary judgment. On April 2, 2010, a hearing was held where the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin because a material issue of fact remained regarding whether the Company breached the Settlement Agreement, and whether the acceleration clause of the Settlement Agreement was triggered. Additionally, at the April 2, 2010 hearing, the Court also held off rendering a decision on Racusin's Motion for Attorneys' Fees and Costs because at this time no prevailing party exists as no material breach of the Settlement Agreement has been proven. No trial date has been set in this case as of yet. If the Court determines we owe additional amounts, we may not be able to pay such obligations when due without obtaining additional financing. No assurance can be given, however, that we will be able to raise any additional capital or that such capital will be available to us on acceptable terms.

Regulation Regarding Reserves

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. We have historically funded this reserve requirement through surety bonds secured by restricted cash held at Nevada State Bank.

        In March 2009, we were notified that Fidelity would cancel its surety bond effective May 8, 2009. We have been unable to secure a replacement bond with acceptable terms subsequent to the cancellation. In September 2009 we reached an agreement with the Nevada Gaming Control Board to increase our reserve by $500,000 with a deposit of $100,000 on September 30, 2009 and an $80,000 deposit required on October 31, 2009; November 30, 2009; December 31, 2009; January 31, 2010; and February 28, 2010. These deposits increased our reserve account to $1.62 million held at Nevada State Bank as of January 31, 2010. In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy's effectively creating a total reserve of $2.32 million as of January 31, 2010. The pledged certificates expire in October 2010 and unless the pledge is renewed we may be required to make additional reserve deposits during football season. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

We Have Had a History of Significant Losses and We May Incur Additional Losses in the Future

        For the fiscal years ended January 31, 2010 and 2009, we have incurred net income of $1.0 million and a net loss of $1.0 million, respectively. From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit of $12.2 million. For the fiscal years ended 2001 though 2010, the Company recorded net income for six of those years and net losses for four of those ten years. While we have implemented strategies to improve future operations including, but not limited to the following: increasing financial analysis and focusing on cost reductions; eliminating unprofitable sports book locations; investing in newer, more profitable sports book locations; investing in additional research and development aimed at new markets and technologies; and settling litigation matters; there is no assurance that such strategies will be successful. Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results. The timing of the sales of equipment compared to the timing of expenses incurred may also negatively affect our financial results. Changes in our business systems, competition, or technologies affecting our products could also negatively impact our financial results. In order for us to again achieve profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

We Are Subject to Potential Fluctuations in Results

        Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installations for CBS equipment. All of the Company's wagering revenue comes from its Nevada race and sports books and nearly 20% of that is derived from professional football events. If the professional football season were to be interrupted, this could have significant adverse impact on future operations. Management also estimates that a significant amount of our Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, we generate substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. In addition, we take risks by accepting wagers on the outcome of various sporting events. Fluctuations in the levels of the amounts wagered during particular times of the year and the win percentage of the wagers contribute to variations in financial results. While we have instituted measures to lessen the risk, there is no assurance that we will be able to win more of the wagers than we lose. In addition, our inability to manage the timing of the release of new products and installations can cause fluctuations in results.

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

        The state of Delaware legalized sports wagering in the form of parlay cards on professional football in 2009. The state of New Jersey is suing the federal government for the right to also accept sports wagering. These potential new sports wagering jurisdictions and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position.

Demand for Our Products and Services is Subject to Continued Acceptance of Our Products and Services

        We believe our ability to increase revenues, cash flow, and to maintain profitability will depend, in part, upon continued market acceptance of our products and services. There can be no assurance that the market acceptance of our products and services will continue. Changes in market conditions in the gaming industry, the general and gaming industry economic conditions, and the financial condition of host locations or patrons could limit or diminish market acceptance of these products and services.

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

        Any expansion of our activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which our licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. We cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on our future operations.

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

        Pursuant to the Sports Protection Act, which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. The Sports Protection Act effectively outlawed sports betting nationwide, excluding Nevada and sports lotteries in Oregon, Montana, and Delaware. Thus, sports books and wagering are permitted to continue to operate in Nevada, provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

        There is no guarantee that the U.S. Congress will not pass a bill which would adversely affect our operations. Additionally, federal and state tax legislation matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.

An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

        Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly those casinos with race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. The number of visitors to Las Vegas declined 3% for the year ended December 31, 2009, and gaming revenues fell in 2009 compared with 2008 according to the Las Vegas Convention and Visitors Authority.

Staffing Reductions and Internal Controls—Due to Our Staff Reductions and Reduced Hours Worked, Particularly in the Accounting Department, We May Experience Deficiencies in Disclosure Controls and Internal Controls Over Financial Reporting, Leading to a Material Weakness and Non-Compliance with the Sarbanes-Oxley Act of 2002

        We have reduced staffing hours worked in the accounting and revenue auditing areas and may have additional layoffs in the future. In addition our Chief Financial Officer resigned in February 2010. The lack of sufficient staffing may cause existing controls to erode, possibly leading to a deficiency in disclosure controls and internal controls over financial reporting. While every effort will be made to monitor and retain these controls, there can be no assurance that we will have effective internal controls over financial reporting.

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

We Have the Authority to Issue Additional Equity Securities, Which Would Lead to Dilution of Our Issued and Outstanding Common Stock

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. We currently have Redeemable Series A Preferred Stock outstanding, of which 3,238 shares, representing $323,800, are subject to redemption at any time, without prior approval from the Board of Directors. Any redemption of the remainder of the preferred stock is subject to prior approval from the Board of Directors. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. In addition, as of January 31, 2010, we are authorized to issue, without stockholder approval, up to 16,870,121 shares of common stock. Of that amount, 616,499 shares of our common stock are reserved for issuance upon the exercise of vested options. On March 12, 2010, the Company engaged a financial advisor on an exclusive basis to provide advisory services to us, including the identification of potential investors in an offering of debt, equity or equity-linked securities of the Company, or a strategic based transaction involving the Company. As part of the consideration we agreed to pay the financial advisor for its services an initial retainer of 250,000 restricted shares of the Company's common stock.

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

We May Not Receive an Unqualified Opinion From Our Auditors With Respect to the Assessment of Our Internal Controls Over Financial Reporting That Is Required by Section 404 of the Sarbanes-Oxley Act Of 2002, and We Will Incur Additional Costs in That Process

        We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We have and will continue to incur a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires our management's annual review and evaluation of our internal control systems. Commencing with our Annual Report on Form 10-K for the year ending January 31, 2011, attestations as to these systems by our registered independent accounting firms will be required.

        We will continue to incur increased costs in implementing and responding to these requirements due to the complexities of Section 404 that require significant documentation, testing and, if necessary, remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a considerable strain on our management, diverting them from their daily business focus and strain on our information systems and other resources. We may be required to hire additional temporary or part-time personnel and to use outside legal, accounting and advisory services and software to assist us in compliance efforts. In addition, we will incur additional fees from our auditors as they perform the added review work necessary for them to provide their attestation. Even with those expenditures, we may not be able to successfully complete our assessment or we may not be able to obtain an unqualified attestation report on such assessment.

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

Item 1B.    Unresolved Staff Comments

        Not required.

Item 2.    Properties

        Our corporate office is located in a 25,861 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building, which was deferred and amortized against lease expense over the initial lease term (5 years). CBS leases the building from the new owner for rent in the amount of $32,339 per month (triple net). The lease had an initial term which expired February 1, 2010 with options for two additional five-year terms. We exercised the first option and extended the lease for five years until February 1, 2015. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month) and to Leroy's (6,769 square feet; $11,014 per month) In addition, CBS leases 1,847 square feet of office and warehouse space in Reno, Nevada to provide 24 hour maintenance service to our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 21, Reno, Nevada. CBS pays $1,709 per month plus utilities, for a twelve month period ending September 30, 2010, the lease expiration date.

        Leroy's operates race and/or sports books subject to lease agreements primarily with the host casino operators. The average book occupies approximately 300 square feet, with individual books ranging from 100 to 10,000 square feet.

        Sturgeon's is located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet and is the security for a $1.6 million loan with Nevada State Bank, having a 20-year amortization with a 5-year maturity at a fixed interest rate of 8.0% per annum.

        We believe that the existing facilities in Las Vegas, Reno and Lovelock satisfy our present and foreseeable needs and we do not anticipate any changes.

Item 3.    Legal Proceedings

        See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements, Note 6, for information regarding legal proceedings and contingencies.

Item 4.    (Removed and Reserved)

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

BETM—Fiscal Year Ending January 31, 2010 Quarter Ended	High $	Low $
April 30, 2009	0.30	0.12
July 31, 2009	0.20	0.10
October 31, 2009	0.18	0.11
January 31, 2010	0.15	0.08

BETM—Fiscal Year Ending January 31, 2009 Quarter Ended	High $	Low $
April 30, 2008	0.82	0.63
July 31, 2008	0.63	0.40
October 31, 2008	0.49	0.18
January 31, 2009	0.27	0.15

        We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

        (b)   Holders.    As of January 31, 2010, there were 58 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

        Our primary operating strategies for the foreseeable future are to focus on our core businesses relating to the race and sports industry, and the operation of Sturgeon's. Regarding CBS, we intend to continue developing, selling and maintaining computerized race and sports wagering systems for the gaming industry. As to AWIM, we intend to continue developing the self-service wagering kiosk, installing kiosks in Leroy's locations to assist in controlling escalating personnel costs, and marketing the kiosk to non-Leroy's locations to seek strategic alliances with third party gaming suppliers and/or gaming operators, if economically feasible, that desire to utilize our expertise in the race and sports industry. These strategies should enable us to gain a national, and foreseeably global, competitive advantage by offering the gaming operator and/or the betting patron a well-rounded gaming experience.

Regarding the Sturgeon's facility, we intend to continue to monitor and make additional changes in the slot mix at Sturgeon's where and when appropriate, and continue to increase efficiency by possible personnel and other administrative cost reductions, where appropriate.

        Concerning Leroy's, we intend to continue operating existing sports books, adding new books where and when appropriate, based on our business model, and to continue to increase efficiency by possible personnel and other administrative cost reductions, where appropriate. We are closely reviewing and analyzing the existing Leroy's locations in order to close those locations that are not operating efficiently. Based on our strategy, the number of race and sports books operated by Leroy's may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. Additionally, we will be adding sports bars and taverns for the purpose of sports account wagering. There is no assurance that Leroy's will be able to add new locations and/or that any new locations added will be profitable.

        We have implemented, and continually revise our cost reduction measures throughout the Company. During fiscal 2009, the Company began reducing its workforce by means of a lay-off for a total of 114 employees (or 31.2%) as of January 31, 2009. The lay-offs were in each of our subsidiaries and we began to focus on other non-employment related cost reduction measures, such as reductions in telecommunication costs, energy and utility costs, and office supply costs. The Company maintained its cost reduction measures throughout fiscal 2010. During fiscal 2010 and fiscal 2009, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide downturn in the economy, the subprime mortgage crisis and transportation costs. Confidence in the credit market has also eroded, which resulted in a tightening of credit availability. The economy is also subject to events such as threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; and declines in the stock market. During fiscal 2010, Las Vegas continued to experience high foreclosure and unemployment rates and reduced passenger traffic at McCarran International airport attributed to additional costs and airline cutbacks. We face the risk that the effects of higher unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers' ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic environment. We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company. In addition, because Sturgeon's Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80; the factors listed above have and will continue to have an adverse affect on our business.

Liquidity and Capital Resources

        The United States is currently experiencing an economic downturn accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, the principal officer's ability to continue to provide financial support for the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

Cash Flow

        As of January 31, 2010, we had working capital of $751,489, compared to working capital deficit of $(456,055) at January 31, 2009. The increase in working capital is primarily due to earning a profit of $983,706 and the timing of and decreases in future bets and unpaid winning tickets. Significant expense control measures were instituted throughout the fiscal year resulting in expense reductions of $3.2 million (-19%) from the prior year. Expense reductions were partially offset by revenue reductions of $.9 million (-6%). The third and fourth quarters have historically been the best two quarters regarding cash flow and earnings for the Company; however, for fiscal 2010, the third quarter was weak due to a low hold percentage in professional football, and, during the fourth quarter, we experienced a high hold percentage which offset the third quarter.

        The United States recently experienced a severe economic downturn that curtailed casino gaming development, activity and profitability. This was a local and nationwide problem, resulting in highly reduced availability of credit and capital financing. The recession continues to have an adverse effect on our cash flows and earnings for fiscal 2010 particularly on the revenues of our Hotel / Casino segment which experienced a reduction of $387,998 (-14.5%). The effects and the duration of these negative developments and related uncertainties on the Company's future operations and cash flows cannot be estimated at this time, but may likely be significant.

        Additionally, due to the current negative economic environment, the Company has taken additional measures to increase cash flow. Effective January 1, 2009, the Company no longer matches the employees' 401(k) contributions. The salaries of the President of AWIG and the controller of Sturgeon's Hotel and Casino were reduced by 20%. The CEO and the in-house general counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. Pursuant to the original terms of Mr. Salerno's employment agreement, Mr. Salerno is entitled to an annual base salary of $240,000. Additionally, several higher salaried employees each agreed to reduce their salaries by 20% effective January 3, 2009. Certain higher paid hourly employees agreed to a 32 hour work week, effective January 4, 2009, resulting in a 20% pay reduction. The salary reductions were intended to be temporary pending an improvement in the Company's cash flow and were reversed in September 2009 with the exception of the President of AWIG; the controller at Sturgeon's Hotel and Casino; the CEO; and the in-house general counsel.

        Victor Salerno, the Company's President, Chief Executive Officer, Chief Operating Officer, and interim Principal Accounting Officer (as our Chief Financial Officer resigned in February 2010), loaned the Company an additional $500,000 on December 1, 2008 due to the cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval, as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. Mr. Salerno had previously loaned the Company $500,000 pursuant to a loan agreement dated April 21, 2008. The independent directors of the Company evaluated and approved the fairness of the loan agreement to cover the total $1,000,000, at the same terms of the April 21, 2008 loan agreement. Additionally, the Company's outside directors elected not to receive their directors' fees for the last three months of 2008 and renounced their stock option grants for fiscal 2009 effective January 31, 2009.

        On December 11, 2008, U.S. Bank gave the Company verbal approval to extend the maturity date of the Company's $500,000 revolving line of credit to 90 days after the original maturity date of December 31, 2008 (March 31, 2009) and to further negotiate the terms of the line of credit. This credit facility was converted into a term loan, effective March 30, 2009. As of January 31, 2010, the Company paid the full balance of the term loan.

        We believe our working capital position will improve in fiscal 2011 due to: (a) the continuation of the expense reduction measures implemented by management in fiscal 2009 and fiscal 2010; (b) an increased demand in fiscal 2011 for our CBS equipment due to certain customers' desire to obtain new equipment, who are themselves recovering from the economic downturn; (c) deployment of new products and services anticipated in fiscal 2011; (d) reduced cash obligations in fiscal 2011 related to paydowns and reduced payments to Racusin; and (e) additional or expanded sports book locations in fiscal 2011. Based on the foregoing and subject to the severity of the economic downturn, we believe we will be able to satisfy our operating cash requirements for at least the remainder of fiscal 2011 from existing cash balances and anticipated cash flows; however, we do anticipate a short term liquidity issue in the second quarter of fiscal year 2011 due to reserve requirements of Regulation 22.040. Some of the above statements are forward-looking in nature. No assurance can be given that our working capital position will improve in fiscal 2011 or that we will be successful in achieving the items listed above, including, but not limited to, a reduction in costs, increased demand for our CBS equipment, successful deployment of new products and services, and additional or expanded sports book locations.

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

        Subject to uncertainties resulting from the current economic conditions, we plan to improve our cash liquidity during the current fiscal year (ending January 31, 2011), as described above, to help us fund the following: payroll and benefits; sports book supplies and improvements; required cash reserves; business insurance; real estate and equipment leases; Racusin obligation; legal expenses; telecommunications; costs related to inventory and to assemble race/sports systems for our CBS customers; compliance costs associated with gaming regulations and Section 404 of the Sarbanes-Oxley Act of 2002; and debt service. However, there can be no assurance that we will be profitable in the future.

        Our principal cash requirements consist of cash provided by operations for fiscal 2010 of $0.2 million as compared to cash used by operations of $0.2 million for fiscal 2009, primarily due to a net income of $1.0 million and a reduction in unpaid winning tickets and future wagers related to the last big game of the professional football season.

        Net cash used in investing activities for fiscal 2010 was approximately $0.5 million as compared to approximately $0.4 million for fiscal 2009, primarily as a result of an increase in the Regulation 22.040 reserve requirement of approximately $0.4 million.

        Net cash used in financing activities for fiscal year ended January 31, 2010 was approximately $0.9 million compared to approximately $0.6 million in cash provided by financing activities for fiscal 2009 primarily due to payments made on borrowings.

Regulation Regarding Reserves

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. We have historically funded this reserve requirement through surety bonds secured by restricted cash held at Nevada State Bank.

        In May 2009, our surety bond was cancelled and we have been unable to secure a replacement bond with acceptable terms subsequent to the cancellation. In September 2009 we reached an agreement with the Nevada Gaming Control Board to increase our reserve by $500,000 with a deposit of $100,000 on September 30, 2009 and $80,000 deposits on October 31, 2009; November 30, 2009;

December 31, 2009; January 31, 2010; and February 28, 2010. These deposits increased our required reserve to $1.62 million as of January 31, 2010. In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy's effectively creating a reserve of $2.32 million. The pledged certificates expire in October 2010 and unless the pledge is renewed we may be required to make additional reserve deposits during football season. We believe that such amount will provide an adequate reserve until football season, at which time; we may need to increase the reserve amount. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's and/or elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

Outlook

        Our liquidity has been adversely impacted by a number of factors, including economic conditions and those summarized under "Overview" above.

        At January 31, 2010, we had approximately $2.1 million in cash and equivalents, a majority of which cash is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand and operating cash flows will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2011; however, we do anticipate a short term liquidity issue during the second quarter of fiscal year 2011, which we expect will recover during the third quarter of fiscal year 2011 with the commencement of football season. No assurance can be given, however, that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development or unforeseen events will not occur, that the outcome of litigation will be positive, including any amounts that may be accelerated under the Racusin settlement agreement, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We anticipate that we may require additional funds to meet our cash requirements sometime in fiscal 2011. To raise capital, we may seek to sell additional securities, issue debt or convertible securities, obtain additional credit facilities through financial institutions or third parties, or sell assets of the Company. No assurance can be given, however, that we will be able to raise any additional capital, or that such capital will be available to us on acceptable terms. Given the current financial market disruption, credit crisis and state of the economy, including the current recession, it may be particularly difficult at this time to raise any capital on acceptable terms. In the event we cannot raise additional capital or operations continue to decline, we may be unable to satisfy our obligations as they become due. See "Liquidity and Capital Resources, Cash Flow".

Cash Obligations

        Once again, subject to uncertainties resulting from the current economic conditions, we believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations, including short term debt and long term debt and operating lease obligations for the next five fiscal years:

	2011	2012	2013	2014	2015	Total
Note payable, Sturgeon's	$39,142	42,440	45,660	1,436,537	—	$1,563,779
Racusin settlement obligation	332,710	6,141	—	—	—	338,851
Due to Victor Salerno	—	—	1,000,000	—	—	1,000,000
Other	69,929	—	—	—	—	69,929
Operating Leases	1,295,858	1,005,110	734,577	580,713	407,000	4,023,258

Total	$1,737,639	$1,053,691	$1,780,237	$2,017,250	$407,000	$6,995,817

        Note: As of January 31, 2010, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.

Racusin

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. A hearing was held on May 8, 2009, regarding the motion for summary judgment. On April 2, 2010, a hearing was held where the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum because a material issue of fact remained regarding whether the Company breached the Settlement Agreement, and whether the acceleration clause of the Settlement Agreement was triggered. Arguments as to the potential effects of the Stay Order on the Interpleader and the resulting calculation of amounts due may be considered later in the litigation, including but not limited to at trial. No trial date has been set in this case as of yet. Accordingly, we believe that the balance owed to Racusin as of January 31, 2010 is $338,851, with $332,710 due in 2011 and the balance in 2012, plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due as of January 31, 2010 would be approximately $759,426 assuming an 8% interest rate.

Internet Sports International, Ltd.

        This case is currently in the discovery phase and pending in the District Court of Clark County, Nevada, case no. A567638. Several of the Defendants have recently moved the Court for leave to file a First Amended Answer, Affirmative Defenses and Counterclaims through which those Defendants will assert four additional claims for relief against ISI for misappropriation of trade secrets, conversion, unjust enrichment, and common law unfair competition. In November 2009, ISI issued a press release and attended the G2E gaming show in Las Vegas, NV, claiming to have filed a provisional patent for a slot machine that accepts sports bets. Defendants have alleged that they previously developed the race and sports application for a product with the same or similar attributes and that ISI misappropriated this intellectual property and trade secrets. Through the assertion of these additional Counterclaims Defendants seek to obtain appropriate relief from the Court concerning these newly asserted claims for relief.

Salerno

        On November 8, 2007, the Company borrowed $400,000 against the $500,000 line of credit for the benefit of the Company under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the "Salernos") and AWI. As amended on April 21, 2008, the Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. The April 21, 2008 Guaranty Agreement expires on February 16, 2011. The personal line of credit then in place was secured by the Salernos' residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The Salernos' terminated their bank financed personal line of credit in 2009, but they maintain the line of credit and Guaranty Agreement with the Company.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. The independent directors of the Company considered and approved the fairness of a proposed amendment to the April 21, 2008 Guaranty Agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The outstanding balance of this line of credit was $1,000,000 at January 31, 2010. The Company paid interest to Mr. Salerno totaling $100,000 in fiscal 2010 and $63,630 in fiscal 2009. The total $1,000,000 will be repaid with interest only payments during fiscal 2011 and 2012, and the loan will mature on February 1, 2012.

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

Off-Balance Sheet Arrangements

        The Company received the benefit of pledges from Victor and Terina Salerno for $200,000 and Robert and Tracey Kocienski for $500,000 to the Nevada Gaming Control Board to meet its reserve requirements under Regulation 22.040. The pledges are treated as off-balance sheet financing although the Company agreed with the pledgors to repay the pledges or increase its cash reserve deposits in order to release the pledges. Interest accrues on the pledges at 1% per month and the interest is payable on the first day of every month. The pledges expire in October 2010.

        We may, from time to time, seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions). The Company engaged a financial advisor on an exclusive basis to provide advisory services to the Company, including the identification of potential investors in an offering of debt, equity, or equity linked securities of the Company, or a strategic based transaction involving the Company. The sale of additional equity or convertible securities would result in dilution to our shareholders.

Results of Operations

        Overview.    We report our results of operations through three operating segments: Wagering, Hotel/Casino and Systems. Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure that is used by us in allocating the appropriate level of resources and assessing performance of each segment.

SUMMARY	2010	2009	$ Change	% Change
Revenues	$14,548,455	$15,488,400	$(939,945)	(6.1)
Costs and Expenses	13,418,290	16,601,536	(3,183,246)	(19.2)
Other Income (Expense)	(146,459)	185,033	(331,492)	(179.2)
Income/(Loss) Before Income Taxes	983,706	(928,103)	1,911,809	206.0

        The decrease in revenues for the year ended January 31, 2010 is attributed to a decrease in the Hotel / Casino segment revenues of $387,998 (-14.5%); a decrease in the Systems segment revenues of $672,229 (-18.2%); partially offset by increased Wagering segment revenues of $120,282 (+1.3%).

        The decrease in operating costs and expenses for the year ended January 31, 2010 is due to the decrease in direct costs of $2,674,729 (-22.8%) and a decrease in operating expenses of $508,517 (-10.5%).

        The change in other income (expense) for the year ended January 31, 2010 is due primarily to the following factors: interest income decreased $37,359 (-81.5%); interest expense increased $22,993 (+8.4%); litigation income decreased by $239,896 (-80.0%); and other income decreased by $31,244 (-27.8%).See statements of operation

        Please refer to the discussions below ("Wagering Segment," "Hotel/Casino Segment," "Systems Segment," and "Other Income and Expense") for additional information, discussion and analysis.

        Wagering Segment.    The Wagering Segment includes the operating results of the sports gaming wagers net of payouts and expenses, and pari-mutuel horse and dog racing. Wagering Segment revenues for the fiscal year ended January 31, 2010 increased $120,282 (+1.3%) from the fiscal year ended January 31, 2009. This increase is attributed to the following factors:

  •
  Sports wagering handle was off 10.3% from the prior year which is indicative of the recessionary times, however, the hold percentage was 6.1% compared to the prior year at 5%. The decrease in handle was experienced in all sports with the exception of college basketball. We continue to experience a more conservative betting trend from our patrons.

  •
  Race wagering continues to decrease as we experienced a 27.43% reduction in revenue which is consistent with the Nevada Pari-Mutuel Association's experience.

        Wagering Segment total costs and expenses for the fiscal year ended January 31, 2010 decreased $2,229,719 (-21.9%) from the fiscal year ended January 31, 2009. This decrease is attributed to the following factors:

  •
  Direct costs decreased $2,194,983 (-25.6%) for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009, primarily due to reductions in personnel costs of approximately $908,000; a reduction in advertising expense of approximately $211,000; a decrease in telephone expenses of approximately $192,000; decreased rent expense of approximately $245,000; and a reduction in taxes and licenses of approximately $105,000.

  •
  Selling, general and administrative costs decreased $206,571 (-16.9%) for the fiscal year ended January 31, 2010 compared to the fiscal year ended January 31, 2009 primarily due to decreases in various corporate administrative costs.

  •
  Depreciation and amortization expense decreased by $24,601 (-7.7%) over the prior fiscal year primarily due to a cumulative net increase in capitalized acquisitions.

        Note that an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility in the win percentage. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

        We intend to continue to open new locations that we expect to operate profitably and review our existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control, that we will be able to add new locations, and/or that any new locations so added will be profitable.

        Hotel/Casino Segment.    The Hotel/Casino Segment consists of the operating results of Sturgeon's. Hotel/Casino Segment revenues for the fiscal year ended January 31, 2010 decreased by $387,998 (-14.5%) from the fiscal year ended January 31, 2009. This decrease is attributed to the following factors:

  •
  Casino revenues decreased primarily due to the reduced tourism travel and reduced local customers due to the economic recession.

  •
  Hotel revenues decreased due to a lower occupancy rate, primarily due to decreased travel which may have been influenced by the economic recession and the higher price of gasoline.

  •
  Food and Beverage revenues decreased primarily due to the reduced tourism travel and reduced local customer traffic, attributed to the economic downturn.

        Hotel/Casino Segment total costs and expenses for the twelve months ended January 31, 2010 decreased by $289,086 (-10.9%) from the twelve months ended January 31, 2009. This decrease is attributed to the following factors:

  •
  Direct costs for the casino operations decreased over the prior fiscal year ended January 31, 2009 primarily due to an emphasis on cost controls implemented by management.

  •
  Direct costs for the hotel operations decreased in fiscal 2010 compared to fiscal 2009, primarily due to lower occupancies as a result of economic conditions.

  •
  Direct costs for the food and beverage operations decreased over the prior fiscal year ended January 31, 2009, primarily due to lower occupancies in the hotel.

  •
  Selling, general and administrative costs for Sturgeon's have decreased in fiscal 2010 compared to fiscal 2009, primarily due to a 20% reduction in salary for the President and the Controller.

        Systems Segment.    The Systems Segment includes the operating results of our systems sales, installations and maintenance fees, less the related expenses. Systems Segment revenues for the fiscal year ended January 31, 2010 decreased by $672,229(-18.2%) from the fiscal year ended January 31, 2009. This decrease is attributed to the following factors:

  •
  Systems revenues decreased by $660,000 over the prior fiscal year due to the timing and in the number of infrequent or non-recurring sales.

  •
  Revenues from maintenance contracts were flat with the prior fiscal year.

        Systems Segment total costs and expenses for fiscal year ended January 31, 2010 decreased $467,825 (-12.4%) from the fiscal year ended January 31, 2009. This decrease is attributed to the following factors:

  •
  Direct costs for systems decreased over the prior fiscal year ended January 31, 2009, primarily due to decreased wages and benefits resulting from a reduction and realignment of personnel, improving our operational efficiencies, and decreased cost of sales due to reduced sales in the current fiscal year.

  •
  Research and development costs increased from the prior fiscal year, primarily due to increased spending on new products.

  •
  Selling, general and administrative costs decreased $265,770 (-16.3%) for the fiscal year ended January 31, 2010, compared to the prior period, primarily due to reduced bad debt expense, decreased wages, lower repairs and maintenance expense, and a decrease in corporate administrative expense.

  •
  Depreciation and amortization decreased slightly from the prior fiscal year, due to a reduction in fixed assets.

        Other Income (Expense).    The other income (expense) categories are primarily administrative in nature and, as such, are generally not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

  •
  Interest income is attributable to interest earned on restricted cash deposits required for compliance with the Regulation 22.040 reserve. The decrease in interest income of $37,359 is due primarily to decreased interest rates paid on our cash deposits and less overall cash held in deposits.

  •
  Interest expense is primarily due to the interest paid on the pledged certificates of deposit and interest on loans payable to Victor Salerno.

  •
  Litigation expense of $(59,951) was recorded in fiscal 2010 related to an adjustment in the estimated outstanding balance due Racusin, compared to Racusin litigation expense of $(299,847) due to an adjustment in the interest expense.

  •
  Other income decreased by $31,244 (-27.8%) primarily due to a decrease in rental income.

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

Wagering

        We record wagering revenues in compliance with Nevada law and its regulations. For sports and non-pari-mutuel race, we use an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant.

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

System—Software

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

Long-Lived Assets

        Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. The useful life, currently estimated, of our equipment generally ranges from 3 to 10 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

Recent Accounting Pronouncements

        No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

        Audited Financial Statements for Years Ended January 31, 2010 and 2009, including:

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

          d.     Consolidated Statements of Stockholders' Equity

          e.     Consolidated Statements of Cash Flows

          f.      Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the "Company") as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PIERCY BOWLER TAYLOR & KERN
PIERCY BOWLER TAYLOR & KERN, Certified Public Accountants
Las Vegas, Nevada May 7, 2010

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and Equivalents	$2,084,268	$3,357,978
Restricted Cash	1,729,209	1,298,463
Accounts Receivable	204,706	219,264
Inventories	143,913	219,601
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses and Other	364,207	379,910

	4,895,303	5,844,216
Property and Equipment, net of accumulated depreciation and amortization	3,301,180	4,171,160
Goodwill	103,725	103,725
Other Assets	221,291	321,222

	$8,521,499	$10,440,323

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$441,781	$612,759
Accounts Payable	1,217,409	1,191,649
Line of Credit Payable	—	499,295
Accrued Liabilities	613,320	652,439
Unpaid Winning Tickets	1,021,229	1,193,900
Customer Deposits and Other	850,075	2,150,230

	4,143,814	6,300,272

Long-Term Debt, less current portion	2,530,778	3,075,244
Other Long-Term Liabilities	242,111	530,071

	2,772,889	3,605,615

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

	7,240,503	10,229,387

STOCKHOLDERS' EQUITY
Series A Preferred Stock—10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock—$0.01 par value; 25,000,000 shares authorized; 8,129,879 shares issued	81,299	81,299
Additional Paid-In Capital	12,589,318	12,361,309
Deficit	(12,154,528)	(12,996,579)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)

	1,280,996	210,936

	$8,521,499	$10,440,323

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
REVENUES:
Wagering	$9,235,783	$9,115,501
Hotel/Casino	2,289,646	2,677,644
Systems	3,023,026	3,695,255

	14,548,455	15,488,400

OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	6,381,494	8,576,477
Hotel/Casino	1,831,136	2,060,634
Systems	862,939	1,113,187

	9,075,569	11,750,298

Operating Expenses:
Research and Development	672,899	591,121
Selling, General and Administrative	2,723,004	3,232,566
Depreciation and Amortization	946,818	1,027,551

	4,342,721	4,851,238

OPERATING INCOME (LOSS)	1,130,165	(1,113,136)

OTHER INCOME (EXPENSE):
Interest Income	8,476	45,835
Interest Expense	(296,208)	(273,215)
Litigation Income (Expense)	59,951	299,847
Other	81,322	112,566

	(146,459)	185,033

INCOME (LOSS) BEFORE TAXES	983,706	(928,103)
TAX PROVISION	—	71,481

NET INCOME (LOSS)	$983,706	$(999,584)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.10	$(0.14)

DILUTED	$0.10	N/A

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	Preferred Stock		Common Stock		Treasury Stock
							Additional Paid-In Capital		Total Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars		Deficit
Balances, January 31, 2008	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,246,651	$(11,855,393)	$1,237,464
Preferred Stock Dividends								(141,602)	(141,602)
Net Loss								(999,584)	(999,584)
Contributed services							52,085		52,085
Stock-based compensation							62,573		62,573

Balances, January 31, 2009	10,924	1,092,400	8,129,879	81,299	61,100	(327,493)	12,361,309	(12,996,579)	210,936
Preferred Stock Dividends								(141,655)	(141,655)
Net Income								983,706	983,706
Contributed services							193,164		193,164
Stock-based compensation							34,845		34,845

Balances, January 31, 2010	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,589,318	$(12,154,528)	$1,280,996

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$165,619	$(215,355)

INVESTING ACTIVITIES
Gross increases in restricted cash	(1,426,103)	(763,602)
Withdrawals from restricted cash	995,357	788,827
Proceeds from the sale of property and equipment	83,533	1,500
Purchase of property and equipment	(154,512)	(392,888)

Net cash used in investing activities	(501,725)	(366,163)

FINANCING ACTIVITIES
Proceeds from borrowings	705	5,018,670
Repayment of borrowings	(796,654)	(4,254,167)
Dividends on preferred stock	(141,655)	(141,602)

Net cash provided by (used in) financing activities	(937,604)	622,901

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,273,710)	41,383
CASH AND EQUIVALENTS BEGINNING OF YEAR	3,357,978	3,316,595

CASH AND EQUIVALENTS END OF YEAR	$2,084,268	$3,357,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$355,047	$328,128

Non-cash investing and financing activities:
Property and equipment acquired directly with proceeds of bank and vendor financing	$—	$10,000

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies

Organization and Business

        American Wagering, Inc. ("AWI") is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries. Leroy's Horse & Sports Place, Inc. ("Leroy's") owns and operates 59 (as of April 11, 2010) race and sports wagering locations ("books") in leased space within nonrestricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. ("CBS"), designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. ("AWIM") develops and leases self-service race and sports wagering kiosks to the gaming industry. AWI Gaming, Inc. ("AWIG") was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly-owned subsidiary of AWIG that owns and operates Sturgeon's Inn & Casino in Lovelock, Nevada ("Sturgeon's").

Basis of Presentation

        The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the "Company"). All subsidiaries are directly or indirectly wholly-owned by AWI. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Accounting

        The Company measures all of its assets and liabilities on the historical cost basis of accounting, except as required under generally accepted accounting principles and disclosed herein.

Concentrations and Economic Conditions, and Related Risks and Uncertainties

        Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company's wagering revenue comes from its Nevada race and sports books, of which nearly 20% is derived from professional football events. If the professional football season were to be interrupted, this could have a significant adverse impact on future operations. Management also estimates that a significant amount of the Company's Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact on future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

        The United States is currently experiencing an economic downturn accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

flows, including the principal officer's ability to continue to provide financial support for the Company, as in the past, and, other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

balance sheet date, valuation of deferred tax assets, and estimated costs of litigation, claims and assessments are subject to change materially within one year.

Cash and Equivalents

        Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and equivalents, but included in current assets, are restricted cash amounts primarily required to be maintained on deposit with a bank under Nevada Gaming Commission Regulation 22.040 (Note 6a), to fund gaming losses.

Inventories

        Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market value.

Property and Equipment

        Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the depreciable assets, generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term (Note 6c) for leasehold improvements.

Goodwill

        As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS. Goodwill is evaluated periodically and at least annually, for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2010 or 2009.

Revenue Recognition

        General.    Service revenues are principally recognized as products or services are provided to customers; the Company does not bill in advance. Advance deposits, if any, are recorded as deferred revenue until services are provided to the customer. Sales and similar revenue-based taxes collected from customers are excluded from revenue but rather are recorded as a liability, which is payable to the appropriate taxing authority and included in accrued expenses.

        Wagering.    The Company records wagering revenues in compliance with Nevada law and regulations. For sports and non-pari-mutuel race wagering, the Company uses an accrual method wherein the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) and is decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Hotel/Casino.    Revenues of Sturgeon's consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue. Casino revenue is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as the good and services are provided. Advance deposits, if any, are recorded as deferred revenue until the goods or services are provided to the customer. Sturgeon's casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products.) Accordingly, cash incentives to patrons for gambling, which are not material, have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material. The estimated cost of providing such gratuities is included in wagering direct expenses.

        Systems.    Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software. The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware. The Company negotiates maintenance agreements with certain customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place.

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense was $99,252 and $310,130 for the fiscal years ended January 31, 2010 and 2009, respectively.

Stock-Based Compensation

        Stock options expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award's vesting period. The fair value of options granted at the date of grant is estimated using the Black-Scholes Multiple Option pricing model based on Level 2 inputs pursuant to fair value measurements, with the following weighted-average assumptions in the fiscal years ended January 31:

	2010	2009
Risk-free interest rate	4.0%	4.0%
Expected life of options (in years)	3.42	4.05
Expected volatility of stock price	206.26%	107.85%
Expected dividend yield	0.0%	0.0%

        The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees. The risk-free rate used was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

the Company over the past two years. The expected dividend yield is based on the historical information that the Company did not have dividends in prior years.

        The Company did not grant stock options to employees and non-employee directors in fiscal 2010 and 2009.

Legal Defense Costs

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

Income Taxes

        The Company recognizes interest and penalties related to income tax matters, if any, as part of income tax expense in its consolidated statements of operations.

Net Income (Loss) Per Common Share

        Basic income or (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Except for loss periods, net income per common share considers potentially dilutive securities, which consist solely of stock options of 400 and 900 at January 31, 2010 and 2009, respectively. There is no computation of dilution for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the periods presented.

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
2010
Net income	$983,706
Less preferred stock dividends (Note 4)	(141,655)

Basic net income per common share:
Net income available to common shares	842,051	8,068,779	$0.10

Effect of dilutive stock options		57

Diluted net income per common share:
Net income available to common shares	$842,051	8,068,836	$0.10

2009*
Net loss	$(999,584)
Less preferred stock dividends (Note 4)	(141,602)

Basic net loss per common share:
Net loss available to common shares	(1,141,186)	8,068,779	$(0.14)

*
Diluted income (loss) per common share is not applicable for loss periods.

2. Property and Equipment

        Prior to the year ended January 31, 2007, the Company completed a sale and leaseback of a building with an unrelated party and realized a gain of $1,638,000. Only a portion of the gain was recognized in each of the succeeding years, including $287,971 and $327,600 for the fiscal years ended January 31, 2010 and 2009, respectively. The deferred gain was reported as "Other Long-Term Liabilities."

        Property and equipment consists of the following as of January 31, 2010 and 2009:

	2010	2009
Land	$505,558	$505,558
Building and building improvements	825,068	825,068
Leasehold improvements	136,844	228,647
Equipment, furniture and fixtures	7,819,550	7,665,038

	9,287,020	9,224,311
Less accumulated depreciation and amortization	5,985,840	5,053,151

	$3,301,180	$4,171,160

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

3. Debt

        Short-term debt at January 31, 2009 consists of $499,295 due to U.S. Bank. On April 21, 2008, U.S. Bank approved a revolving credit note for $500,000 for the Company to provide overdraft protection on our checking accounts. This credit facility was converted into a term loan, effective March 30, 2009, with principal payments of $25,000 for six months (from March through August 2009) and $70,000 for five months (from September 2009 through January 2010), plus interest at prime plus 2%, collateralized by Victor Salerno's personal residence.

        Long-term debt as of January 31, 2010 and 2009 consists of the following:

	2010	2009
Note payable, Sturgeon's	$1,563,779	$1,599,165
Racusin settlement obligation	338,851	757,642
Due to Victor and Terina Salerno (Note 7)	1,000,000	1,000,000
Other	69,929	331,196

	$2,972,559	$3,688,003
Less current portion	441,781	612,759

	$2,530,778	$3,075,244

        Note payable, Sturgeon's.    This note payable is collateralized by substantially all of the assets of Sturgeon's. It is payable in equal monthly installments of principal and interest of approximately $165,000 annually through January 2013, with the balance of approximately $1.43 million due February 2013.

        Racusin Settlement Obligation.    The total amount of the Racusin settlement obligation is estimated to be $338,851 outstanding at January 31, 2010, bearing interest at 8.0% per annum. (See Note 6b.)

        Long-term debt maturities for the years ending January 31 follow:

	2011	2012	2013	2014	Total
Note payable, Sturgeon's	$39,142	42,440	45,660	1,436,537	$1,563,779
Racusin settlement obligation	332,710	6,141	—	—	338,851
Due to Victor Salerno	—	—	1,000,000	—	1,000,000
Other	69,929	—	—	—	69,929

Total	$441,781	$48,581	$1,045,660	$1,436,537	$2,972,559

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

4. Series A Preferred Stock (Continued)

        Holders of the Series A Preferred Stock are entitled to receive monthly payments, upon declaration by the Board of Directors, of cumulative cash dividends at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2010 or 2009. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI's common stock (the "Common Stock") upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

        Over the years, the Officer/Director Shareholder has forgone his right to have shares redeemed in accordance with the pro-rata provision applicable when shares were called, and accordingly, the affected 3,238 shares have been reclassified as "Redeemable Series A Preferred Stock" (in the liabilities section); these may be put to the Company for redemption at any time.

5. Common Stock and Stock Options

Stock Repurchase

        In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company's publicly held Common Stock from time to time in the open market. As of January 31, 2010, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

5. Common Stock and Stock Options (Continued)

        The following tables summarize the current status of the 2001 Plan:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at Beginning of Fiscal Year	688,499	$1.79	728,499	$1.76
Cancelled	(62,000)	1.27	(40,000)	1.25

Outstanding at End of Fiscal Year	626,499	1.85	688,499	1.79

Exercisable at End of Fiscal Year	587,299		558,499

        Outstanding and Exercisable by Price Range as of January 31, 2010:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.96	30,000	7.51	$0.96	20,000	$0.96
$1.50	30,000	2.34	1.50	30,000	1.50
$1.80	250,000	5.36	1.80	250,000	1.80
$2.00	316,499	1.55	2.00	316,499	2.00

January 31, 2010	626,499	3.98	1.85	616,499	1.86

Available For Grant	291,567

Vesting Schedule

Vested at January 31, 2010	616,499
Vesting, fiscal year ending January 31, 2011	10,000

Number of Options Outstanding at January 31, 2010	626,499

Directors Stock Option Plan

        In 1996, the Company adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was extended in August 2006 to terminate on April 30, 2011. In October 2007, the Board of Directors ratified this practice as an amendment to the Directors Plan and such prior grants and amendments to the Directors Plan were approved by the stockholders at the last Annual Stockholders' Meeting held in December 2007. Beginning in fiscal year 2002, each non-employee director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee directors serve. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2010 and January 31, 2009 as part of the Directors' Stock Option Plan for the best financial interests of the Company.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

5. Common Stock and Stock Options (Continued)

        No more than 40,000 options may be granted pursuant to the Directors Plan, which will be exercisable on the anniversary of the date of grant and will expire no later than 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company's common stock on the date of the grant.

        As of January 31, 2010 and 2009, 20,800 options were outstanding with 20,800 and 20,000 exercisable, respectively, at a weighted average price of $1.28. Options outstanding and exercisable by price range as of January 31, 2010 follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12	400	3.00	$0.12	400	$0.12
$0.15	800	4.00	0.15	800	0.15
$0.35	400	2.00	0.35	400	0.35
$0.55	800	5.00	0.55	800	0.55
$0.79	800	3.00	0.79	800	0.79
$1.00	10,000	6.52	1.00	10,000	1.00
$2.00	7,600	5.58	2.00	7,600	2.00

	20,800	5.73	$1.28	20,800	$1.28

Available For Grant	19,200

6. Commitments and Contingencies

  a.    Gaming Reserve Requirement

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. The Company generally funded this reserve requirement through surety bonds secured by restricted cash held at Nevada State Bank.

        In May 2009, our surety bond was cancelled, and we were subsequently unable to secure a replacement bond with acceptable terms. In September 2009, we reached an agreement with the Nevada Gaming Control Board to increase our reserve by $500,000 with a deposit of $100,000 on September 30, 2009, and $80,000 deposits on October 31, 2009; November 30, 2009; December 31, 2009; January 31, 2010; and February 28, 2010. These deposits increased our reserve to $1.62 million as of January 31, 2010. In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy's effectively creating a reserve of $2.32 million. The pledged certificates expire in October 2010 and unless the pledge is renewed we may be required to make additional reserve deposits during football season. We believe that such amount will provide an adequate reserve until football season, at which time; we may need to increase the reserve amount. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including,

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

6. Commitments and Contingencies (Continued)

but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's and/or elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

  b.    Litigation Judgments and Settlements

        Currently, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority, except as noted below. The Company has recorded provisions for probable losses equal to the lower end of the estimated probable loss range for the matters. As of January 31, 2010 and 2009, respectively, the aggregate recorded provision for the following matters, included in long term debt, was $338,851 and $757,642.

Racusin

        The Company and Racusin entered into a Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On May 13, 2005, the Company commenced an adversary proceeding in its bankruptcy case against Racusin and various other competing claimants to Racusin's claim which action sought to interplead any distribution on the Racusin Claim into the Bankruptcy Court (the "Interpleader Adversary"). On or about August 2, 2005, the Bankruptcy Court entered an order approving the interpleader (the "Interpleader Order"), whereby the Company placed 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued his appeal of the Bankruptcy Appellate Panel's decision in our favor subordinating Racusin's claim pursuant to Section 510(b) of the Bankruptcy Code to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company's stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. On August 31, 2005, the Court entered an order staying the interpleader (the "Stay Order") pending a decision from the 9th Circuit Court of Appeals.

        On June 28, 2007, the 9th Circuit Court of Appeals entered its final opinion, which reversed the Bankruptcy Appellate Panel's decision, thus holding that Racusin's claim was not to be subordinated pursuant to Section 510(b) of the Bankruptcy Code. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit's reversal of the Bankruptcy Appellate Panel.

        On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to the Settlement Agreement attached to the Company's motion (the "Revised Payment Schedule"). The Revised Payment Schedule estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005 or the Stay Order of August 31, 2005.

        The Company filed its Corrected Amortization Schedule on March 17, 2008 ("Corrected Amortization Schedule") under the assumption that interest should not accrue as long as the Company was in compliance with the Interpleader Order. As a result of confirming legal analysis that occurred during the fourth quarter of fiscal 2009, pursuant to legal actions initiated by Racusin during that quarter (and through February 2009) described below, estimated interest payable was reduced $394,021, decreasing legal expense in that quarter.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

6. Commitments and Contingencies (Continued)

        On April 2, 2008, the Company received a letter from Racusin stating that he considered our filing of the Corrected Amortization Schedule and making payments pursuant thereto to be a breach of the Settlement Agreement. On October 10, 2008, Racusin moved the Court to file supplemental pleadings in the Interpleader Adversary, and that motion was granted on December 23, 2008. Racusin filed a counterclaim in the Interpleader Adversary for breach of the Settlement Agreement on January 14, 2009, and his Motion for Summary Judgment on breach of the Settlement Agreement on February 24, 2009.

        A hearing was held on May 8, 2009, regarding Racusin's Motion for Summary Judgment. On August 18, 2009, the Court entered its order granting Racusin's motion and awarding damages of $3,935,932 of which $ 2,910,097 had already been paid (including $ 2,153,757 paid into the bankruptcy court registry). On April 2, 2010, a hearing was held regarding the Company's Motion for Rehearing of the order granting Racusin summary judgment. In such hearing the Court verbally held that it was going to vacate the August 18, 2009 order granting Racusin summary judgment because the starting balance owed per the Revised Payment Schedule and/or Corrected Amortization Schedule under the Settlement Agreement was inaccurate and, as a result, a material issue of fact exists regarding whether the Company materially breached the Settlement Agreement. Arguments as to the potential effects of the Stay Order on the Interpleader and the resulting calculation of amounts due may be considered later in the litigation, including but not limited to at trial. As yet, no trial date has been set. The effect of correcting the starting balance in accordance with the Court's decision is to reduce the amount due to $759,426 under the Revised Payment Schedule and to $338,851 as calculated in accordance the Corrected Amortization Schedule. Accordingly, during the fourth quarter of fiscal 2010, the Company recorded an adjustment to reduce the estimated interest payable (and legal expense) by $118,149 to reflect an estimated balance due of $338,851.

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

        On December 8, 2008, the Court (i) granted summary judgment and dismissed CBS and AWIG from the breach of contract and breach of the implied covenant of good faith and fair dealing; (ii) granted summary judgment and dismissed the claim of unjust enrichment against AWIM; (iii) granted summary judgment and dismissed the claim of negligent interference with a prospective

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

6. Commitments and Contingencies (Continued)

business advantage against all defendants; (iv) denied summary judgment and refused to dismiss the claim of intentional interference with a prospective business advantage against CBS, AWIG, and General Counsel; (v) denied summary judgment and refused to dismiss the claim of quantum meruit against CBS and AWIG; and (vi) denied summary judgment and refused to dismiss the claim of unjust enrichment against CBS and AWIG.

        On December 29, 2008, the Defendants filed their answer, affirmative defenses and counter-claims for abuse of process, breach of contract, breach of the implied covenant of good faith and fair dealing, accounting, rescission, and violation of relevant provisions of the Nevada Revised Statutes.

        This case is currently in the discovery phase. We recently moved the Court for leave to file a First Amended Answer, Affirmative Defenses and Counterclaims through which we will assert four additional claims for relief against plaintiff for misappropriation of trade secrets, conversion, unjust enrichment, and common law unfair competition. Through the assertion of these additional counterclaims, we seek to obtain appropriate relief from the Court concerning these newly asserted claims for relief.

  c.    Operating Leases

        The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

	2011	2012	2013	2014	2015
Sports book locations	$867,264	$601,414	$357,256	$212,400	$77,000
Office equipment and vehicles	68,594	43,696	17,321	8,313	—
Building rent	360,000	360,000	360,000	360,000	330,000

Total	$1,295,858	$1,005,110	$734,577	$580,713	$407,000

        Rent expense for all operating leases was $1,451,489 and $1,771,428 during the fiscal years ended January 31, 2010 and 2009, respectively.

  d.    Long-Term Employment Commitments

        The Company has employment agreements with the following executive officers:

        Victor J. Salerno.    Mr. Salerno's employment agreement was effective July 1, 2002 with automatic renewals for successive five-year terms as of January 31, 2008. The agreement provides an annual base salary of $240,000. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. He is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno's agreement also entitles him to certain benefits if he is terminated without cause or if his employment terminates within 24 months after a change in control of AWI.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

6. Commitments and Contingencies (Continued)

        Bruce Dewing.    On December 29, 2009, the Company entered into an agreement with Bruce Dewing, a member of the Company's board of directors and president of the Company's wholly-owned subsidiary, AWI Gaming, Inc. Pursuant to the agreement, the employment agreement dated June 14, 2005, as amended between the Company and Mr. Dewing was terminated effective December 17, 2009. As part of the termination of the employment agreement, the Company agreed to pay Mr. Dewing at his then current compensation rate of $144,000 annually through December 31, 2009. The Company also agreed to pay Mr. Dewing his accrued, but unused, paid time off of approximately $15,500 in twelve monthly payments beginning January 15, 2010. In addition, Mr. Dewing's 50,000 remaining unvested stock options fully vested on December 31, 2009. The Company also agreed to pay Mr. Dewing's medical insurance coverage through December 31, 2010. The agreement also contains a general release of claims by the Company and Mr. Dewing regarding any and all claims that they may have against each other through the date of the agreement. Pursuant to the agreement Mr. Dewing will remain president of AWI Gaming, Inc. However, he will be employed on an at-will basis, and his annual salary will be reduced to $34,573 with a commensurate reduction in hours. Mr. Dewing will also be entitled to three calendar months of severance pay upon termination by the Company of his at-will employment and mileage reimbursement related to travel to and from work.

        Melody (Sullivan) Sherrill.    Ms. Sherrill's employment agreement became effective on August 6, 2007 and the initial term expired on August 6, 2009, which was not extended by the Company. The Company continued to honor the terms of the expired agreement until Ms. Sherrill resigned her position effective February 18, 2010. The agreement provided for an annual base salary of $180,000 with an annual performance bonus of 1% of Consolidated Income Before Income Taxes. However, Ms. Sherrill agreed to temporarily reduce her annual base salary by 20%, effective January 3, 2009. Ms. Sherrill also received non-qualified stock options of 30,000 shares upon hire with one-third vesting on each anniversary of her hiring date, at an exercise price equal to the closing market price of the Company's stock on her hire date. As a result of Ms. Sherrill's resignation, the Company entered into a Separation Agreement that contained a general release of claims, a six month non-competition and non-solicitation covenant, a confidentiality covenant and non-disparagement covenant. The Separation Agreement provided Ms. Sherrill with three months of salary and accrued but unused paid time off.

        Our long-term employment commitments through the existing terms of the agreements total $240,000 of base salary through fiscal year 2011, without consideration of typical benefits and voluntary salary reductions.

7. Related Party Transactions

        The Company has engaged in the following related-party transactions during the years ended January 31, 2010 and 2009:

        On November 8, 2007, the Company borrowed $400,000 against the $500,000 line of credit for the benefit of the Company under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the "Salernos") and AWI. As amended in April 21, 2008, the Guaranty Agreement provides for AWI to pay the Salernos interest at 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. The April 21, 2008 Guaranty Agreement expires on February 16, 2011. The personal line of credit then in place was

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

7. Related Party Transactions (Continued)

secured by the Salerno's residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008. The Company paid principal and interest payments totaling $63,630 in fiscal 2009 and $25,814 in fiscal 2008 and paid interest-only payments of $8,333 per month in fiscal 2010. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. Smaller amounts were loaned to the Company by Mr. Salerno subsequent to February 2008, but prior to December 31, 2008, totaling $20,000. The payments described above take into consideration the additional borrowings.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. The independent directors of the Company considered and approved the fairness of a proposed amendment to the April 21, 2008 Guaranty Agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The total $1,000,000 will be repaid with interest only payments during fiscal 2011 and 2012, with the balance due February 1, 2012.

        Additionally, Mr. Salerno's personal residence secured the U.S. Bank term loan for $500,000 until repaid January 31, 2010.

        In October 2009 Victor and Terina Salerno pledged a $200,000 certificate of deposit to the Nevada Gaming Control Board on behalf of Leroy's to increase the Regulation 22.040 reserve.

        Related party interest expense recorded for fiscal 2010 and 2009 was $120,000 and $63,630, respectively.

8. Income Taxes

        The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company as of January 31, 2010 and 2009 follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$2,517,044	$2,534,298
Tax credit carryforwards	46,966	23,437
Depreciation and amortization	36,396	101,760
Racusin settlement	115,209	259,316
Deferred gain on sale and leaseback	—	97,910
Other	135,575	222,634

	2,851,190	3,239,355
Valuation allowance	(2,406,382)	(2,807,831)
Deferred tax liability consisting of prepaid expense	(75,808)	(62,524)

Net deferred tax assets	$369,000	$369,000

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

8. Income Taxes (Continued)

        The difference between the normal federal statutory tax rate of 34.00% applied to loss from continuing operations before income taxes and the Company's effective tax rate is:

	2010	2009
Income tax expense (benefit) at federal statutory rate	$334,460	$(315,555)
Contributed services	65,676	17,709
Other	1,314	58,703
Change in valuation allowance	(401,450)	310,624

	$—	$71,481

        At January 31, 2010, the Company had federal tax net operating loss ("NOL") carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million; of which approximately $1.3 million is expected to expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company will be profitable for at least the short-term future and that it is therefore more likely than not that our net deferred tax asset of $369,000, which resulted primarily from NOLs, will be fully realized.

        The Company's federal income tax returns for the years ended January 31, 2007 through 2010 are subject to possible examination by the Internal Revenue Service.

9. Business Segments

        The Company reports its results of operations through three operating segments: Wagering, Hotel/Casino, and Systems.

        Wagering Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2010	2009
Revenue	$9,235,783	$9,115,501

Direct Costs	6,381,494	8,576,477
Selling, General and Administrative	1,089,772	1,296,523
Depreciation and Amortization	295,707	320,308

	7,766,973	10,193,308

Operating Income (Loss)	$1,468,810	$(1,077,807)

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

9. Business Segments (Continued)

        Hotel/Casino Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2010	2009
Revenue:
Casino	$1,106,384	$1,289,800
Hotel	489,149	587,827
Food/Beverage	803,661	916,027
Less: Casino Cash Incentives and Other Promotional Allowances	(109,548)	(116,010)

	2,289,646	2,677,644

Direct Costs and Expenses:
Casino	431,861	564,807
Hotel	170,338	197,461
Food/Beverage	724,568	863,323
Unallocated	504,369	435,043

	1,831,136	2,060,634
Selling, General and Administrative	266,625	303,666
Depreciation and Amortization	255,361	277,908

	2,353,122	2,642,208

Operating Income (Loss)	$(63,476)	$35,436

        Systems Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating loss.

	Year Ended January 31,
	2010	2009
Revenue	$3,023,026	$3,695,255

Direct Costs	862,939	1,113,187
Research and Development	672,899	591,121
Selling, General and Administrative	1,366,607	1,632,377
Depreciation and Amortization	395,750	429,335

	3,298,195	3,766,020

Operating Loss	$(275,169)	$(70,765)

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

9. Business Segments (Continued)

        Operating Income (Loss) to Net Loss.    The following table reconciles the operating income (loss) from each segment to income before income taxes.

	Year Ended January 31,
	2010	2009
Operating Income (Loss)
Wagering	$1,468,810	$(1,077,807)
Hotel/Casino	(63,476)	35,436
Systems	(275,169)	(70,765)

	1,130,165	(1,113,136)

Other Income (Expense)
Interest Income	8,476	45,835
Interest Expense	(296,208)	(273,215)
Litigation Income	59,951	299,847
Other	81,322	112,566

	(146,459)	185,033

Income (Loss) Before Income Taxes	$983,706	$(928,103)

        Other Information.    Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2010	2009
Capital Expenditures
Wagering	$43,795	$216,720
Hotel/Casino	8,357	20,982
Systems	98,944	99,685
Unallocated	3,416	1,530

	$154,512	338,917

Identifiable Property(1)
Wagering	$668,581	$1,000,296
Hotel/Casino	1,769,776	2,026,225
Systems	1,187,839	1,569,586

	$3,626,196	$4,596,107

(1)
Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; intangibles; and other assets. Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2010 and 2009, is a component of the Systems Segment.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

10. Additional Supplementary Cash Flow Information

        The reconciliation of net income (loss) to net cash provided by (used in) operating activities is as follows:

	2010	2009
Net income (loss)	$983,706	$(999,584)
Depreciation and amortization of property and equipment	979,858	1,013,679
Amortization of deferred gain on sale/leaseback	(287,960)	(327,600)
Gain on fixed asset disposal	(33,040)	—
Other	—	14,120
Stock based compensation	34,845	62,573
Bad debt expense	—	(2,835)
Contributed services	193,164	52,085
Racusin settlement adjustment	(118,791)	(394,021)
Increase in deferred tax asset net of valuation allowance	—	71,481
Decrease (increase) in operating assets:
Accounts receivable	14,558	128,716
Inventories	75,688	224,038
Prepaid expenses	15,703	117,146
Other current assets	94,072	(46,150)
Increase (decrease) in operating liabilities:
Accounts payable	25,760	136,102
Accrued liabilities	(39,118)	(151,956)
Principal payments on Racusin litigation judgment	(300,000)	(520,000)
Unpaid winning tickets	(172,671)	(207,482)
Customer deposits and other current liabilities	(1,300,155)	614,333

Net cash provided by (used in) operating activities	$165,619	$(215,355)

11. Financial Instruments

        The Company's financial instruments consist of cash and equivalents, restricted cash, accounts receivable, accounts payable, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash equivalents are short-term and diversified among security types and issuers, and their costs approximate estimated fair values. Other financial instruments that are also short-term and have little or no interest rate risk have estimated fair values equal to their historical cost carrying amounts. Management believes the estimated fair value of long-term liabilities are also not materially different from their historical cost carrying amounts due to the instruments' interest rates approximating market rates for similar borrowings.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2010. We determined that our disclosure controls and procedures, specifically with respect to a late Form 8-K filed on April 29, 2009 (which should have been filed on or before April 2, 2009) and a late Form 8-K filed on October 15, 2009 (which should have been filed on or before October 7, 2009) and the effects of the departure of our Chief Financial Officer and certain accounting department personnel in February 2010 discussed below, were not effective.

Changes in Internal Control over Financial Reporting

        Except for the effects of the departure of our Chief Financial Officer in February 2010 and certain accounting department personnel in February 2010, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. The departure of these individuals adversely affected the preparation of our consolidated financial statements resulting in audit adjustments. We have hired employees and consultants to mitigate the effects of such departures and are presently considering other improvements.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of

January 31, 2010, due to the effects of the departure of the our Chief Financial Officer and certain accounting department personnel in February 2010 as discussed above.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	66	President, CEO, COO, Interim Principal Accounting Officer, Treasurer, and Chairman of the Board
Robert R. Barengo	68	Director
W. Larry Swecker	65	Director
Judith L. Zimbelmann	58	Director
Bruce Dewing	60	Director and President of AWIG

        Victor J. Salerno has been our President, CEO, COO, and Chairman of the Board since our inception and our interim Principal Accounting Officer and Treasurer since February 2010. Mr. Salerno has been the President, CEO and a Director of Leroy's since September 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

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

        Bruce Dewing became a Director in July 2003 and President of AWIG in July 2005. Mr. Dewing has over thirty years of progressive experience in hotel/casino senior level management positions. Mr. Dewing was formerly the President of the Holder Hospitality Group, Inc. where he oversaw the daily operations of five casinos, an AM radio station, a statewide (Nevada) slot route, several event companies and over 1,500 executives and employees. Mr. Dewing is a founding member of the Air

Service Task Force for Washoe County (Nevada) Airport Authority, a member of the Advisory Board to Washoe Airport Authority, a Board member of the Reno Air Race Association, and a Board member of the Nevada Hotel and Lodging Association. Mr. Dewing is a former chairman of the Pershing County Tourism Board. In July 2008, Mr. Dewing was appointed to the Nevada Commission on Tourism as a commissioner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership ("Section 16(a) Reports"). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year.

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

Summary Compensation Table

Name and principal position	Year Ended 01/31	Salary		Bonus	Stock Awards	Option Awards(4)	Non-equity incentive plan compensation(5)	Non-qualified deferred compensation earnings	All other compensation(6)	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Victor Salerno,	2010	$16,480	(1)	—	—	—	$51,774	—	$13,114	$81,368
CEO, COO, interim PAO, President	2009	$203,689	(1)	—	—	—	—	—	$15,598	$219,287
Bruce Dewing,	2010	$152,853	(2)	—	—	$22,083	—	—	$9,000	$183,936
Director of AWI and President of AWIG	2009	$168,923	(2)	—	—	$43,610	—	—	$11,793	$224,326
Melody Sullivan,	2010	$156,462	(3)	—	—	$5,358	—	—	$4,800	$166,620
Former CFO and Treasurer	2009	$178,615	(3)	—	—	$5,373	—	—	$1,662	$185,650

(1)
Mr. Salerno's compensation does not include interest paid to him on his loan to the Company. Mr. Salerno agreed to reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

(2)
Mr. Dewing's annual salary as President of AWIG was $180,000; however, he agreed to reduce his base salary by 20%, through December 2009.

(3)
Ms. Sullivan's annual salary was $180,000; however, she agreed to reduce her annual base salary by 20% effective January 3, 2009 which was reinstated in September 2009.

(4)
The dollar amounts in column (f) are the aggregate grant date fair value of the option awards. Please refer to Part II-Item 8. Financial Statement and Supplementary Data—Notes to Consolidated Financial Statements- Notes 1 and 5 for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

(5)
The amounts in column (g), if any, include the annual performance bonus that the executives earned under their respective employment agreements, which are based on a pre-established percentage of our pre-tax earnings (as defined in their agreements) for the reported fiscal year.

(6)
These amounts in column (i) include the Company's matching contributions under our 401(k) plan. Ms. Sullivan was not eligible for our 401(k) plan until she completed one year of service (August 5, 2008 was the completion of one year of service but the next allowable enrollment date for the plan was October 1, 2008). Pursuant to Ms. Sullivan's employment agreement, she received a payment in the amount of $4,800 representing the remainder of the 4% of her salary that would have been matched by the Company, if she were a participant in the 401(k) plan upon her hire date. Mr. Salerno's and Mr. Dewing's vehicle expenses are also included in the amounts in this column (i). Ms. Sullivan has no vehicle expense reimbursement.

Employment Agreements

        We have the following employment agreements with the following executive officers;

        Victor Salerno.    Mr. Salerno's employment agreement became effective on July 1, 2002 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive five-year terms as of January 31, 2008. The agreement provides that Mr. Salerno may resign without cause upon 30 days' written notice to us. The agreement provides an annual base salary of $240,000, which is subject to annual review. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. If the Company terminates Mr. Salerno's employment without cause, he is entitled to an amount equal to five times his base salary at the rate in effect at the time of his termination, any bonus awarded but not yet paid, reimbursement for expenses incurred but not paid prior to the termination, continuation of Company provided health benefits and participation in the Company's long-term disability insurance for a period of 60 months following the termination (or the economic equivalent thereof), and such rights to other benefits as may be provided in applicable plans and programs of the Company, including, without limitation, applicable employee benefit plans and programs, according to the terms and conditions of such plans and programs. Mr. Salerno's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control."

        Bruce Dewing.    On December 29, 2009 the Company entered into an agreement with Bruce Dewing, a member of the Company's board of directors and president of the Company's wholly-owned subsidiary, AWI Gaming, Inc. pursuant to which, the employment agreement dated June 14, 2005, as amended, between the Company and Mr. Dewing was terminated effective December 17, 2009. As part of the termination of the employment agreement, the Company agreed to pay Mr. Dewing at his then compensation rate of $144,000 annually through December 31, 2009. The Company also agreed to pay Mr. Dewing his accrued, but unused, paid time off of approximately $15,500 in twelve monthly payments beginning January 15, 2010. In addition, Mr. Dewing's 50,000 remaining unvested stock options vested on December 31, 2009. The Company also agreed to pay Mr. Dewing's medical insurance coverage through December 31, 2010. The agreement also contains a general release of claims by the Company and Mr. Dewing regarding any and all claims that they may have against each other through the date of the agreement. Pursuant to the agreement Mr. Dewing remains president of AWI Gaming, Inc. However, he is employed on an at-will basis, and his annual salary is reduced to $34,573 with a commensurate reduction in hours. Mr. Dewing will also be entitled to three calendar months of severance pay upon termination by the Company of his at-will employment and mileage reimbursement related to travel to and from work.

        Our long-term employment commitments through the existing terms of the agreements total $240,000 of base salary through 2011, without consideration of typical benefits and voluntary salary reductions.

        The following table provides information concerning executive officers' unexercised stock options as of January 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

Option awards
Name	Number of securities underlying unexercised options # exercisable(1)	Number of securities underlying unexercised options # unexercisable(1)	Equity incentive plan awards: Number of securities underlying unearned options #	Option exercise price $	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Victor J. Salerno	50,000	—	—	$2.00	08/31/2012
Bruce Dewing	250,000	—	—	$1.80	06/10/2015
Bruce Dewing	400	—	—	$0.15	01/31/2014
Bruce Dewing	400	—	—	$0.55	01/31/2015
Melody Sullivan	20,000	—	—	$0.96	05/19/2010

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

Compensation of Directors

        Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. Mr. Swecker and Mr. Barengo agreed to forego director fees in the amount of $24,000 each during fiscal 2010 and $6,000 each during fiscal 2009, for the best interests of the financial health and well-being of the Company. The following table summarizes the compensation paid to the directors for the fiscal year ended January 31, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	Sum (b-g)
W. Larry Swecker	—	—	—	—	—	—	—
Robert R. Barengo	—	—	—	—	—	—	—

(a)
This table includes only non-employee directors whose compensation is not reported in the Summary Compensation Table.

(b)
W. Larry Swecker is chairman of the compensation committee for fiscal 2009 and 2010. Robert R. Barengo became chairman of the audit committee in August 2006 and continues as Chairman for fiscal 2009 and 2010.

(c)
Mr. Swecker had 10,800 in stock option awards outstanding at January 31, 2010. Mr. Barengo had 9,200 in stock option awards outstanding at January 31, 2010. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2010 as part of the Directors' Stock Option Plan for the best financial interests of the Company.

        We have granted the following stock options to our Directors (excluding terminated options):

Date	Granted To	Number of Shares		Terms
08/09/2001	Victor J. Salerno	30,000	(1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 8, 2006

08/09/2001	Judith L. Zimbelmann	1,200	(1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 3, 2006

01/31/2002	W. Larry Swecker	400	(2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012

01/31/2003	W. Larry Swecker	400	(2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013

01/31/2004	W. Larry Swecker	400	(2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014

01/31/2004	Bruce Dewing	400	(2)	$0.15 exercise price per share; became fully exercisable on January 31, 2005; expires on January 31, 2014

01/31/2005	W. Larry Swecker	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

Date	Granted To	Number of Shares		Terms
01/31/2005	Bruce Dewing	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

07/11/2005	Bruce Dewing	250,000	(1)	$1.80 exercise price per share; became fully exercisable on December 31, 2009; expires on June 10, 2015

08/31/2005	Robert R. Barengo	3,800	(2)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2015

08/31/2005	Victor J. Salerno	50,000	(1)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2012

08/31/2005	W. Larry Swecker	3,800	(2)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2015

08/31/2005	Judith Zimbelmann	3,000	(1)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2012

08/07/2006	Robert R. Barengo	5,000	(2)	$1.00 exercise price per share; became fully exercisable on August 31, 2008; expires on August 7, 2011

08/07/2006	W. Larry Swecker	5,000	(2)	$1.00 exercise price per share; became fully exercisable on August 31, 2008; expires on August 7, 2011

01/31/2008	Robert R. Barengo	400	(2)	$0.79 exercise price per share; became fully exercisable on January 31, 2009; expires on January 31, 2013

01/31/2008	W. Larry Swecker	400	(2)	$0.79 exercise price per share; became fully exercisable on January 31, 2009); expires on January 31, 2013

(1)
Stock options were issued pursuant to our 2001 Stock Option Plan.

(2)
Stock options were issued pursuant to our Directors Stock Option Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of April 30, 2010, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group. Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

        A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2010 (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person's stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of April 30, 2010 but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 30, 2010, but does not assume the exercise of options by any persons outside of that group.

        Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno(1)	2,488,054	29.51%
Judith L. Zimbelmann(2)	1,004,200	11.98%
Robert R. Barengo(3)	534,200	6.37%
W. Larry Swecker(4)	30,800	0.37%
Bruce Dewing(5)	295,600	3.42%
Melody Sullivan(6)	20,000	0.24%

All directors and executive officers as a group (six persons)(7)	4,372,854	50.13%

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

(5)
Mr. Dewing and his wife share the voting and investment power with respect to 44,800 shares included above. Mr. Dewing has 250,800 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(6)
Ms. Sullivan has 20,000 in vested stock options that she has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(7)
Our current directors and named executive officers as a group have options for 343,800 shares, which they can exercise within the next 60 days. Those shares are included in the table above.

Securities authorized for issuance under equity compensation plans

        The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2010.

 Equity Compensation Plans Approved by Security Holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	626,499	$1.85	291,567
Directors Stock Option Plan	20,800	1.28	19,200
Equity compensation plans not approved by security holders	None	None	None

Total	647,299	$1.83	310,767

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

        Victor J. Salerno (our President, CEO, COO, interim Principal Accounting Officer, Treasurer, and Chairman of the Board of Directors) owns 8,900 shares of Series A Preferred Stock (5,662 regular shares and 3,238 redeemable shares). Judith Zimbelmann (one of our directors) owns 5,262 shares of Series A Preferred Stock (all regular shares).

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

        In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption. Those affected shares have been classified as

"Redeemable Series A Preferred Stock" in the liabilities section of our Consolidated Balance Sheet, and may be put to us by Mr. Salerno for redemption at any time. As of January 31, 2010, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). When we and Leroy's filed Chapter 11 Petitions, this Redeemable Series A Preferred Stock became subject to compromise under the Bankruptcy Code. (Under the Bankruptcy Code, the ordinary Series A Preferred Stock, which is classified in the equity section of our Consolidated Balance Sheet, was not designated as subject to compromise.) Pursuant to the Plan that we and Leroy's consummated on March 11, 2005 (the "Effective Date"), the Redeemable Series A Preferred Stock is no longer considered subject to compromise, and we will pay the redemption price in the ordinary course of business.

        From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	Paid	Accrued	Unpaid
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005(1)	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0
Fiscal 2008	$141,584	$0	$0
Fiscal 2009	$141,602	$0	$0
Fiscal 2010	$141,655	$0	$0

(1)
The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

        On November 8, 2007, the Company borrowed $400,000 against the $500,000 line of credit for the benefit of the Company under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the "Salernos") and AWI. As amended in April 21, 2008, the Guaranty Agreement provides for AWI to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. The April 21, 2008 Guaranty Agreement expires on February 16, 2011. The personal line of credit then in place was secured by the Salerno's residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The outstanding balance of this line of credit was $380,773 at January 31, 2008. The Company paid principal and interest payments totaling $63,630 in fiscal 2009 and $25,814 in fiscal 2008 and paid interest only payments of $3,839 per month in fiscal 2009. In February 2008, an additional $80,000 was also borrowed by the Company against this line of credit. Smaller amounts were loaned to the Company by Mr. Salerno subsequent to February 2008, but prior to December 31, 2008, totaling $20,000. The payments described above take into consideration the additional borrowings.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund urgent cash flow needs of the Company. Due to the urgency, the funds were advanced on an expedited basis without formal board approval as reported in the Company's Form 10-Q for the quarter ended October 31, 2008. The independent directors of the Company considered and approved the fairness of a proposed amendment to the April 21, 2008 Guaranty Agreement to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The total $1,000,000 will be repaid with interest only payments during fiscal 2011 and 2012, with the balance due February 1, 2012.

        Additionally, Mr. Salerno's personal residence secured the U.S. Bank term loan for $500,000, until repaid January 31, 2010.

        We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal year ended January 31, 2010, her total compensation was $4,739. Ms. Salerno agreed to temporarily reduce her annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

        The contributed services expense for Victor and Terina Salerno for fiscal 2010 was $193,165.

        We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy's. For our fiscal year ended January 31, 2010, his total annual compensation was $67,561. John Salerno agreed to temporarily reduce his annual base salary by 20%, effective January 3, 2009 which was reinstated in September, 2009.

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

        Under the director independence standards prescribed by NASDAQ, two of our three compensation committee members, namely Robert Barengo and W. Larry Swecker, is independent and Judith Zimbelmann is not.

        Our entire Board of Directors serves as our nominating committee.

Item 14.    Principal Accountants' Fees and Services

        Our audit committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern Certified Public Accountants ("PBTK") as our independent registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2010. PBTK previously performed similar audit and review services for the years ended January 31, 2001 through January 31, 2008. PBTK's primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

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

        Total Fees.    Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2010	2009
Audit Service Fees	$138,975	$146,022
Tax Service Fees	11,101	17,662
Other Fees	39,501	21,433

Total	$189,577	$185,117

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

        (a)(3) and (c)    Exhibits

Exhibit Number		Description
2.1	*	Restated Amended Joint Plan of Reorganization of American Wagering Inc. and Leroy's Horse & Sports Place, Inc. (see Exhibit 2.1 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

3.1	*	Amended and Restated By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed November 20, 2007, SEC File No. 000-20685)

3.2	*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)

3.3	*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)

10.1	*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)

10.2	*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)

10.3	*	Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.4	*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.5	*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

Exhibit Number		Description
10.6	*(A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)

10.7	*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.8	*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.9	*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.10	*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.11	*	Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.12	*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.13	*	Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)

10.14	*	Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 10.18 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.15	*	Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.19 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.16	*	Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule (see Exhibit 10.21 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.17	*	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada (see Exhibit 10.1 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

10.18	*	Commercial Guaranty, dated May 5, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.2 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

Exhibit Number		Description
10.19	*	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.3 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

10.20	*	Loan Agreement from Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)

10.21	*(A)	Amendment to Executive Employment Agreement of Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)

10.22	*	Separation Agreement between American Wagering, Inc. and Melody Sherrill dated February 24, 2010 (See Exhibit 10.1 to form 8-K filed February 24, 2010, SEC File No. 000-20685)

10.23	*	Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Robert and Tracey Kocienski dated December 10, 2009 (see Exhibit 10.2 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)

10.24	*	Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Victor and Terina Salerno dated December 10, 2009 (see Exhibit 10.1 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)

10.25	(A)	Employment Agreement Termination and Offer of Employment between American Wagering, Inc. and Bruce Dewing, effective December 29, 2009

10.26		Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010

14.1	*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)

21.1	*	Subsidiaries of American Wagering, Inc. (see Exhibit 21.1 to Form 10-K filed May 4, 2009, SEC File No. 000-20685)

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

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

May 7, 2010	AMERICAN WAGERING, INC.
	By:	/s/ VICTOR SALERNO Victor Salerno President, Chief Executive Officer, and Interim Principal Accounting Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR SALERNO Victor Salerno	President, Chief Executive Officer and Interim Principal Accounting Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)	May 7, 2010
/s/ W. LARRY SWECKER W. Larry Swecker	Director	May 7, 2010
/s/ JUDITH ZIMBELMANN Judith Zimbelmann	Director	May 7, 2010
/s/ BRUCE DEWING Bruce Dewing	Director	May 7, 2010
Robert R. Barengo	Director

EXHIBIT INDEX

Number	Description
10.25	Employment Agreement Termination and Offer of Employment between American Wagering, Inc. and Bruce Dewing, effective December 29, 2009
10.26	Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350