Form 10-Q
period 2010-04-30
AMERICAN WAGERING INC
filed 2010-06-22
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 22, 2010, there were 8,379,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2010	January 31, 2010

ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,255,637	$2,084,268
Restricted Cash	1,683,015	1,729,209
Accounts Receivable	327,205	204,706
Inventories	99,165	143,913
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	176,887	364,207
	3,910,909	4,895,303

Property and Equipment, net of accumulated depreciation and amortization	3,071,127	3,301,180
Goodwill	103,725	103,725
Other	228,998	221,291
	$7,314,759	$8,521,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$341,867	$441,781
Accounts Payable	1,197,105	1,217,409
Accrued Expenses	489,546	613,320
Unpaid Winning Tickets	831,834	1,021,229
Customer Deposits and Other	621,638	850,075
	3,481,990	4,143,814

Long-Term Debt, less current portion	2,513,949	2,530,778
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	242,113	242,111
	6,561,852	7,240,503

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,379,879 and 8,129,879 shares issued and outstanding	83,799	81,299
Additional Paid-In Capital	12,671,074	12,589,318
Deficit	(12,766,873)	(12,154,528)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	752,907	1,280,996
	$7,314,759	$8,521,499

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,
	2010	2009
REVENUES:
Wagering	$1,499,992	$2,006,246
Hotel/Casino	457,459	563,347
Systems	905,382	763,196
	2,862,833	3,332,789
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,442,797	1,613,791
Hotel/Casino	434,090	444,791
Systems	247,349	197,390
	2,124,236	2,255,972
Operating Expenses:
Research and Development	161,082	138,845
Selling, General and Administrative	840,047	623,748
Depreciation and Amortization	234,575	251,491
	1,235,704	1,014,084

	3,359,940	3,270,056

OPERATING INCOME (LOSS)	(497,107)	62,733

OTHER INCOME (EXPENSE):
Interest Expense	(79,420)	(69,760)
Litigation Expense	(6,137)	(9,601)
Interest and Other Income	4,850	53,137

NET INCOME (LOSS)	$(577,814)	$36,509

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(.07)	$0.00
DILUTED	$ N/A	$0.00

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2010	2009

Operating Activities
Net cash used in operating activities	$(803,577)	$(1,355,335)

Investing Activities
Gross increases in restricted cash	—	(188,192)
Withdrawal of restricted cash	46,194	129,885
Purchase of property and equipment	(3,058)	(15,201)
Net cash provided by (used in) investing activities	43,136	(73,508)

Financing Activities
Repayment of borrowings	(33,658)	(155,401)
Proceeds from borrowings	—	705
Dividends on preferred stock	(34,532)	(34,433)
Net cash used in financing activities	(68,190)	(189,129)

NET DECREASE IN CASH AND EQUIVALENTS	(828,631)	(1,617,972)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,084,268	3,357,978

CASH AND EQUIVALENTS, END OF PERIOD	$1,255,637	$1,740,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$85,557	$84,430
Issuance of common stock for services	$37,500	—

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended April 30, 2009

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 7, 2010, with the SEC, from which the balance sheet information as of January 31, 2010 was derived.

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, there is no calculation made or presented for diluted net loss per common share for loss periods, since the effect of including potentially dilutive common shares would be anti-dilutive because of the losses. The amount of potentially anti-dilutive common shares that have been excluded from basic net income (loss) per share was 647,299 and 648,899 at April 30, 2010 and 2009, respectively.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three months ended April 30:

	Numerator
	2010	2009

Net income (loss)	$(577,814)	$36,509
Less preferred stock dividends	(34,532)	(34,344)
Net income (loss) available to common shares, basic and diluted	$(612,346)	$2,165

	Denominator
	2010	2009
Weighted-average common shares outstanding, basic	8,209,228	8,068,779
Effect of dilutive stock options	316	80
Weighted-average common shares outstanding, diluted	8,209,544	8,068,859

Net income (loss) per common share
Basic	$(.07)	$0.00
Diluted	$ N/A	0.00

3.  Income Taxes

At April 30, 2010, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million, of which approximately $1.3 million expires in 2019.  In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that, despite atypically low hold percentage during the quarter ended April 30, 2010, which had a significant negative effect on the results of operations and cash flows for the quarter, and subject to the effect, if any, of the Racusin uncertainty (Note 4), the Company will be profitable for at least the next twelve months and that it is therefore more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carryforwards or changes in the valuation allowance for deferred tax assets.

4.  Litigation and Contingencies

For 2010 and 2009, litigation expense of $6,137 and $9,601, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin.

As of April 30, 2010 and 2009, respectively, the aggregate recorded liability (in long term debt) for the estimated probable loss associated with litigation or other disputes was $255,767 and $682,642, excluding future legal and related defense costs and judgment interest.

Racusin. On July 25, 2003, AWI and a wholly-owned subsidiary (Leroy’s) filed voluntary petitions for relief (“Chapter 11 Petitions”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Company and Racusin entered into the Settlement Agreement on September 3, 2004.  On February 28, 2005, the Bankruptcy Court confirmed the Restated Amended Joint Plan of Reorganization (the “Plan”) of AWI and Leroy’s. On March 11, 2005, AWI and Leroy’s consummated the Plan and formally emerged from Chapter 11 proceedings after completing all required actions and all remaining conditions.  On September 26, 2005, the Bankruptcy Court issued an order closing the Chapter 11 cases of AWI and Leroy’s. All required distributions have been made, except with respect to the Racusin matter (“Racusin Claim”).

Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. A hearing was held on May 8, 2009, regarding the motion for summary judgment.  On April 2, 2010, a hearing was held where the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum because a material issue of fact remained regarding whether the Company breached the Settlement Agreement, and whether the acceleration clause of the Settlement Agreement was triggered.  Arguments as to the potential effects of a prior ruling (the Stay Order on the Interpleader) and the resulting calculation of amounts due may be considered later in the litigation, including but not limited to at trial. No trial date has been set in this case as of yet.

Accordingly, as of April 30, 2010, we believe that the balance owed to Racusin is $255,767, with $249,626 due in fiscal 2011 and the balance in 2012, plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due as of April 30, 2010 would be approximately $677,306 assuming an 8% interest rate.  For the first quarter of the fiscal year ending January 31, 2011, the Company has paid $88,741, including interest, to the Bankruptcy Court and certain other lienholders of Racusin.

There have been no material legal changes for this matter during the quarter ended April 30, 2010 from the fiscal year ended January 31, 2010.

Internet Sports International, Ltd. (ISI) This case is currently in the discovery phase and pending in the District Court of Clark County, Nevada, case no. A567638, and involves the Company and certain other Defendants (the “Defendants).  The Court recently granted the Defendants’ motion for leave to file a First Amended Answer, Affirmative Defenses and Counterclaims through which those Defendants have asserted four additional claims for relief against ISI for misappropriation of trade secrets, conversion, unjust enrichment, and common law unfair competition.  The matter is currently in its discovery phase and discovery will likely be extended for several months.

There have been no material legal changes for this matter during the quarter ended April 30, 2010 from the fiscal year ended January 31, 2010.

Economic Conditions and Related Risks and Uncertainties

The United States continues to experience a recession accompanied by, among other things, weakness in the commercial and investment banking industry resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant. In addition, the Company often carries cash and equivalents on deposit with financial institutions substantially in excess of federally-insured limits.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation.

5.  Stock Options

For the three months ended April 30, 2010 and 2009, activity related to both the employee and directors’ stock option plans was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2010	647,299	$1.83
Granted	—
Exercised	—
Forfeited or canceled	—
Balance at April 30, 2010	647,299	$1.83

Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(60,000)
Balance at April 30, 2009	649,299	$1.78

As of April 30, 2010, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	587,299	$1.83	3.18 years
Available for future grants	308,767	—	—

For the three months ended April 30, 2010 and 2009, non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” was $41,442 and $8,809, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	Three Months Ended April 30,
	2010	2009
Revenues
Wagering	$1,499,992	$2,006,246
Hotel/Casino	457,459	563,347
Systems	905,382	763,196
	$2,862,833	$3,332,789
Operating income (loss)
Wagering	$(328,257)	$69,581
Hotel/Casino	(129,357)	(20,376)
Systems	(39,493)	13,528
	(497,107)	62,733
Other expense, net	(80,707)	(26,224)
Net Income (Loss)	$(577,814)	$36,509

Additional information for the Hotel/Casino segment follows:

	Three Months Ended April 30,
	2010	2009
Revenue
Casino	$219,958	$306,779
Hotel	86,088	101,787
Food/Beverage	151,413	154,781
	457,459	563,347
Direct Costs and Expenses
Casino	127,150	125,531
Hotel	40,041	37,346
Food/Beverage	179,042	178,497
Unallocated	87,857	103,417
	434,090	444,791

Selling, General and Administrative	89,140	73,522
Depreciation and Amortization	63,586	65,410
	586,816	583,723
Operating Loss	$(129,357)	$(20,376)

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2010, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  Our primary operating strategies for the foreseeable future are to maintain and increase the profitability of our core businesses relating to the race and sports industry, improving profitability of Sturgeon’s, and developing new products.

Our core businesses are operated by the following subsidiaries which have the following strategic plans:

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

We have implemented, and are continuing to initiate cost cutting measures throughout the Company.  In the first quarter of fiscal 2010, the Company reduced its workforce by means of staffing reductions and hour reductions in each of our subsidiaries and began to focus more on cost controls. During the remainder of fiscal 2010 and continuing though the first quarter of fiscal 2011, AWI’s corporate expenses that are allocated to Leroy’s and CBS have been reduced primarily due to reductions in administrative salaries and benefits, including accounting, decreased audit fees and outside services; which were partially offset by increases in interest expense, contributed services expense for certain executives, legal expense and insurance expenses. We will continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2011. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.

During the latter part of fiscal 2008, and continuing throughout fiscal 2009 and into 2010, our local, regional and national economy has been negatively impacted due to a number of factors, including the nationwide economic recession and the subprime mortgage crisis and higher gasoline and transportation costs.  Confidence in the credit market has also eroded, which resulted in a tightening of credit availability.  During fiscal 2010 and continuing through the first quarter of fiscal 2011, Las Vegas has experienced higher foreclosure and unemployment rates and reduced passenger traffic at McCarran airport. The effects of higher unemployment rates, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined as a result of the current economic recession.  We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.  In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, these factors have and will continue to have an adverse affect on our business.  Accordingly, if the economic recession in the United States continues, it will likely continue to hurt our financial performance, due to, among other things, decreased wagering activity and a change in the types of wagers made.

Liquidity and Capital Resources.

The United States continues to experience a recession accompanied by, among other things, the BP oil spill in the Gulf of Mexico, the continued weakness in the commercial and investment banking industry resulting in reduced credit and capital financing availability, highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, our principal officer’s ability to continue to provide financial support to the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant.

As of April 30, 2010, we had working capital of $428,920 compared to working capital deficit of ($227,706) at April 30, 2009. (Also see Restricted Cash Requirements (Regulation 22.040.))  The increase in working capital is primarily due to positive operating performance in fiscal year 2010 combined with the restructuring of debt commitments from our Chief Executive Officer, and the timing of and increases in future bets and unpaid winning tickets.

Our principal cash requirements relate primarily to operation activities associated with our core businesses. For the first quarter of fiscal 2011, cash used in operating activities totaled approximately $803,577 as compared to $1,355,335 for the same quarter of fiscal 2010 which is primarily due to the timing of wagers placed on the Super Bowl. In addition to “playing unlucky” which had a significant negative effect on the current quarter as explained below under Results of Operations, the reduction of accrued expenses, customer deposits and unpaid winning tickets (as a result of the timing of bets placed on the Super Bowl, which occurred on February 7, 2010) also required the use of cash.

Significant cost reduction efforts resulted in improved operating performance for fiscal year 2010. The focus for fiscal 2011 will be cost containment and deployment of new products. However, the timing of spending required to develop new products is flexible and can be accelerated or deferred depending on the availability of funds.

The Company expects that it will experience a short term liquidity issue during the summer months. In anticipation of such event, the Company sought bridge financing and was successful in raising $445,000 from two sources. Victor Salerno, President and Chief Executive Officer, provided an interest free revolving line of credit to the Company of $250,000 on May 17, 2010 (of which the full amount has been drawn down), and the Company recently finalized an agreement to borrow an additional $195,000 from an unrelated party. The $195,000 loan became due on June 17, 2010, at which point the interest rate increased from 15% to 22% until paid in full.  The loan was intended as bridge financing until the Company could negotiate a $500,000 loan from the same lender.  No assurance can be given that the Company will be successful in negotiating the $500,000 loan. These financing agreements are expected to provide the necessary cash to overcome the expected short term liquidity issue. Management is also investigating more comprehensive, long term refinancing and capital raising alternatives. There is no assurance that such objective can be accomplished with acceptable terms. If we are unable to secure long-term financing or other capital raising efforts, we may not be able to satisfy our obligations as they come due.

Net cash used in financing activities for the first quarter of fiscal 2011 was approximately $68,000 compared to approximately $189,000 for the same quarter of fiscal 2010 primarily due to a reduction in principal maturities.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits.

As of April 30, 2010 the Company has $1.62 million on deposit at Nevada State Bank for purposes of meeting the Regulation 22.040 reserve requirement. In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy’s creating a reserve of $2.32 million. The pledged certificates expire in November 2010 and unless the pledge is renewed we may be required to make additional reserve deposits during football season. We believe that the $2.32 million reserve is adequate until football season, at which time we may need to increase the reserve amount. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

Other

The Company has an off-balance sheet arrangement whereby Leroy’s has received the benefit of the pledges made by Victor and Terina Salerno for $200,000 and Robert and Tracey Kocienski for $500,000 to the Nevada Gaming Control Board to meet its reserve requirements under Regulation 22.040.  The pledges are treated as off-balance sheet financing although the Company agreed with the pledgors to repay the pledges or increase the reserve deposits in order to release the pledges. Interest accrues on the pledges at 1% per month and the interest is payable on the first day of every month. The pledges will expire in November, 2010.

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

	Three Months Ended April 30,
Summary	2010	2009	$ Change	% Change
Revenues	$2,862,833	$3,332,789	$(469,956)	(14.10)

Costs and Expenses	3,359,940	3,270,056	89,884	2.75
Other (Income) and Expense	80,707	26,224	54,483	207.76

Income (Loss) Before Income Taxes	$(577,814)	$36,509	$(614,323)	(1682.71)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended April 30, 2010 decreased $506,254 (-25.23%) over the three months ended April 30, 2009.  This decrease is attributed to the following factors:

During the three months ended April 30, 2010, our amount of sports handle decreased by 6.26%, compared to the same period in the prior year, primarily due to the economic conditions. However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. We also “played unlucky” during the quarter and, as a result, experienced a lower than average hold percentage of 4.08% compared to 5.08% in the prior year’s quarter. A change in the wagering patterns of our patrons, including a trend toward more conservative wagers, which are less profitable to the Company, also attributed to the lower hold percentage. Our race commissions were down $108,055 (-27.92%) from the prior year’s quarter as we continue to experience the downward trend in race wagering.

Wagering Segment total costs and expenses for the three months ended April 30, 2010 decreased $170,994 (-10.6%) over the three months ended April 30, 2009. This decrease is attributed to the following factors:

Direct costs decreased primarily due to staff reductions and other personnel costs, lower revenue based taxes and licenses, and fewer leased locations.

Selling, general and administrative costs increased by $70,348 related to the timing of professional fees and other outside services.

Depreciation and amortization expense remained relatively constant for the quarters.

As the opportunity may arise, we intend to continue to open new locations and to continue our periodic review of existing locations in order to close those locations that are not operating efficiently.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/ or federal regulations and other factors beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s .Hotel/Casino Segment revenues, casino, hotel, and food and beverage for the three months ended April 30, 2010 all decreased $105,888 (-18.80%) compared to the prior year’s quarter as a result of the following factors:

Casino revenues - decreased handle and wagering activities due to decreased customer spending caused by current economic conditions.

Hotel revenues — lower occupancy, primarily to weather, general economic conditions and decreased travel.

Food and beverage revenues — decline in hotel occupancy and wagering activities.

Hotel/Casino Segment total costs and expenses for the three months ended April 30, 2010 were relatively constant compared to the prior year’s quarter with only minor fluctuations in the various subcategories of costs and expenses.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended April 30, 2010 increased $142,186 (18.63%) over the three months ended April 30, 2009.  This increase is attributable entirely to an increase in equipment sales.

Systems Segment total costs and expenses for the three months ended April 30, 2010 increased disproportionately with sales ($195,203 or 26.04%) over the three months ended April 30, 2009 due to increased research and development activities related to new products and slightly higher net rent expense due to the loss of sublease income.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income is primarily attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve.  The decrease in interest income of $2,944 is due primarily to decreased interest rates paid on our cash deposits. Interest expense increased $9,660 due to interest paid on pledged deposits.

Litigation expense includes $6,137 of settlement interest for the first three months of fiscal 2011 and $9,601 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

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

Hotel/Casino Revenue

We report the wagering revenues of Sturgeon’s, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the related regulations. These revenues are generally in the form of cash, personal checks, credit cards and gaming tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is calculated by deducting the hopper fills and jackpot payouts from the slot drop which is the amount removed from the slot machine. For non-gaming revenues, such as food and beverage and hotel, we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned.

System — Software

Software license fees represent revenues related to licenses for race/sports software delivered to customers for in house use. Revenues from software license agreements including any related training revenue are recognized upon installation of the software.

System — Hardware

We recognize hardware revenue including any related installation revenue upon installation of the hardware.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management.

Our management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based on that evaluation, we concluded that the disclosure controls and procedures were not effective, given a group of deficiencies collectively considered to be a material weakness in the internal control over financial reporting that management and the Company’s independent registered accounting firm have identified as of January 31, 2010 which have not been fully mitigated as of April 30, 2010.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer and certain accounting personnel departed in February 2010. We have hired employees and consultants to mitigate the effects of such departures and are presently considering other improvements which we believe will properly address any material weakness in internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. There were no material changes to those risk factors during the three months ended April 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1

Line of Credit dated May 17, 2010 between the Company and Victor Salerno incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May  17, 2010.

10.2	Revolving Line of Credit Promissory Note dated May 17, 2010 incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Security and Exchange Commission on May 17, 2010.

10.3	Secured Promissory Note by and between American Wagering, Inc. and Alpine Advisors LLC dated June 11, 2010.

10.4	Warrant Agreement by and between American Wagering, Inc. and Alpine Advisors LLC dated June 11, 2010.

10.5	Change of Terms to Line of Credit dated April 21, 2010 between American Wagering, Inc. and Victor Salerno.

10.6	Advisor Agreement between American Wagering, Inc. and Alpine Advisors, LLC dated March 12, 2010, incorporated by reference to registrant’s Form 10-K as filed with the SEC on May 7, 2010.

10.7	Separation Agreement between American Wagering, Inc. and Melody Sherrill dated February 24, 2010, incorporated by reference to registrant’s Form 8-K as filed with the SEC of February 24, 2010.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: June 22, 2010

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating Officer, and Chairman of the Board of Directors Interim Principal Accounting Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)