Form 10-Q
period 2010-07-31
AMERICAN WAGERING INC
filed 2010-09-20
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of September 20, 2010, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,073,420	$2,084,268
Restricted Cash	1,763,039	1,729,209
Accounts Receivable	63,509	204,706
Inventories	89,858	143,913
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	259,404	364,207
	3,618,230	4,895,303

Property and Equipment, net of accumulated depreciation and amortization	2,869,296	3,301,180
Goodwill	103,725	103,725
Other	219,386	221,291
	$6,810,637	$8,521,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-Term Debt	$286,840	$—
Current Portion of Long-Term Debt	270,195	441,781
Accounts Payable	1,484,433	1,217,409
Accrued Expenses	361,487	613,320
Unpaid Winning Tickets	591,576	1,021,229
Customer Deposits and Other	623,954	850,075
	3,618,485	4,143,814

Long-Term Debt, less current portion	2,753,397	2,530,778
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Warranty Liability	94,478	—
Other	242,115	242,111
	7,032,275	7,240,503

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 and 8,129,879 shares issued	84,049	81,299
Additional Paid-In Capital	12,738,419	12,589,318
Deficit	(13,809,013)	(12,154,528)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	(221,638)	1,280,996
	$6,810,637	$8,521,499

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2010	2009	2010	2009
REVENUES:
Wagering	$1,186,224	$1,890,533	$2,686,216	$3,896,778
Hotel Casino	594,742	665,827	1,052,201	1,229,174
Systems	699,459	806,608	1,604,841	1,569,805
	2,480,425	3,362,968	5,343,258	6,695,757
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,458,358	1,381,826	2,901,155	2,995,617
Hotel Casino	515,709	477,275	949,799	922,066
Systems	179,819	187,748	427,168	385,138
	2,153,886	2,046,849	4,278,122	4,302,821
Operating Expenses:
Research and Development	185,236	132,065	346,318	270,910
Selling, General and Administrative	840,823	744,167	1,680,870	1,367,916
Depreciation and Amortization	225,117	245,615	459,692	497,105
	1,251,176	1,121,847	2,486,880	2,135,931
	3,405,062	3,168,696	6,765,002	6,438,752
OPERATING INCOME (LOSS)	(924,637)	194,272	(1,421,744)	257,005

OTHER INCOME (EXPENSE):
Interest Income	1,397	1,429	4,065	7,042
Interest Expense	(101,404)	(69,581)	(180,824)	(139,341)
Change in Estimated Fair Value of Warrant Liability	35,000	—	35,000	—
Litigation Expense	(4,549)	(16,815)	(10,686)	(26,417)
Other	(12,250)	17,732	(10,068)	65,257
	(81,806)	(67,235)	(162,513)	(93,459)

NET INCOME (LOSS)	$(1,006,443)	$127,037	$(1,584,257)	$163,546

NET INCOME (LOSS) PER COMMON SHARE -
BASIC	$(0.13)	$0.01	$(0.18)	$0.01
DILUTED	$(0.12)	$0.01	$(0.20)	$0.01

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONDOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2010	2009

Operating Activities
Net cash used in operating activities	$(1,487,011)	$(1,720,468)

Investing Activities
Gross increases in restricted cash	(80,000)	(6,846)
Withdrawal of restricted cash	46,170	28,761
Proceeds from the sale of property and equipment	3,885	—
Purchase of property and equipment	(8,242)	(27,877)
Net cash used in investing activities	(38,187)	(5,962)

Financing Activities
Repayment of borrowings	(65,422)	(338,531)
Proceeds from borrowings	650,000	705
Dividends on preferred stock	(70,228)	(70,263)
Net cash provided by (used in) financing activities	514,350	(408,089)

NET DECREASE IN CASH AND EQUIVALENTS	(1,010,848)	(2,134,519)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,084,268	3,357,978

CASH AND EQUIVALENTS, END OF PERIOD	$1,073,420	$1,223,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$169,973	$85,565

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired with bank and/or vendor financing	$32,694	$—
Repayment of borrowing with new debt	$195,000	$—
Common Stock Issued for Services	$3,750	$—
Issuance of Warrants to Purchase Common Stock	$129,478	$—

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months July 31, 2010

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively, the “Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 7, 2010, with the SEC, from which the balance sheet information as of January 31, 2010 was derived.

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, the calculation for diluted net loss per common share for loss periods, excludes the potentially dilutive common shares because inclusion would have an anti-dilutive effect. The amount of potentially anti-dilutive common shares that have been excluded from basic net income (loss) per share was 617,299 and 647,299 at July 31, 2010 and 2009, respectively.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three months ended July 31:

	Numerator
	2010	2009
Three Months Ended July 31,

Net income (loss)	$(1,006,443)	$127,037
Less preferred stock dividends	(35,696)	(35,830)
Net income (loss) available to common shares	$(1,042,139)	$91,207

	Denominator
	2010	2009
Weighted-average common shares outstanding, basic	8,329,649	8,068,779
Effect of dilutive stock options	51,724	80
Weighted-average common shares outstanding, diluted	8,381,373	8,068,859

	Numerator
	2010	2009
Six Months Ended July 31,

Net income (loss)	$(1,584,257)	$163,546)
Less preferred stock dividends	(70,228)	(70,263)
Net income (loss) available to common shares, basic and diluted	$(1,654,485)	$93,283

	Denominator
	2010	2009
Weighted average common shares outstanding, basic	8,270,436	8,068,779
Effect of dilutive stock options	436	150
Weighted average common shares outstanding, diluted	8,270,872	8,068,929

3.  Income Taxes

At April 30, 2010, the Company had federal tax net operating loss (“NOL”) carry-forwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million, of which approximately $1.3 million expires in 2019.  In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that with the onset of the football season and the regulatory approval of the Company’s mobile betting application, the Company will be profitable for at least the next twelve months and that it is therefore more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized, despite atypically low hold percentage during the six months ending July 31, 2010, which had a significant negative effect on the results of operations and cash flows for the period, and subject to the effect, if any, of the Racusin uncertainty (Note 4).

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carry-forwards or changes in the valuation allowance for deferred tax assets.

4.  Litigation and Contingencies

For the second quarter of fiscal years 2011 and 2010, litigation expense of $10,686 and $26,417, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin.

As of July 31, 2010 and 2009, respectively, the aggregate recorded liability for the estimated probable loss associated with litigation or other disputes, as discussed below, was $172,612 and $607,642, excluding future legal and related defense costs and judgment interest.

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

Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. A hearing was held on May 8, 2009, regarding the motion for summary judgment, and the Bankruptcy Court granted the motion for summary judgment on August 18, 2009.  On April 2, 2010, a hearing was held where the Bankruptcy Court verbally indicated an intent to vacate the August 18, 2009 order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum because a material issue of fact remained regarding whether the Company breached the Settlement Agreement, and whether the acceleration clause of the Settlement Agreement was triggered.  Arguments as to the potential effects of a prior ruling (the Stay Order on the Interpleader) and the resulting calculation of amounts due may be considered later in the litigation, including, but not limited to, at trial. Racusin’s claim for breach of the Settlement Agreement remains pending but no trial date has been set in this case as of yet.

Accordingly, as of July 31, 2010, we believe that the principal balance owed to Racusin is $172,612, with $166,471 due in fiscal 2011 and the balance in 2012, plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Bankruptcy Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due as of July 31, 2010 would be approximately $594,586 assuming an 8% interest rate.  For the second quarter of the fiscal year ending January 31, 2011, the Company paid $88,064, including interest, into the Bankruptcy Court’s Registry in settlement of the Racusin Claim and certain other lien-holders of Racusin.

There have been no material legal changes for this matter during the quarter ended July 31, 2010.

Internet Sports International, Ltd. (ISI) This case is currently in the discovery phase and pending in the District Court of Clark County, Nevada, case no. A567638, and involves the Company and certain other Defendants (the “Defendants).  The Court recently granted the Parties’ Joint Motion to Extend Discovery until April, 2011.  The trial date of November 2010 has been vacated and the Court has yet to set a new trial date for 2011.  There have been no material legal changes for this matter during the quarter ended July 31, 2010.

Economic Conditions and Related Risks and Uncertainties

Our customer base may be segmented into two categories: Contract Customers, the Casinos to whom we are vendors, either as system suppliers or sportsbook operators, and the Bettors, the individual race and sports bettors who place their wagers with us at out our sportsbooks.  The global macroeconomic factors that have affected our country for the past three years and resulted in a 14.3% unemployment rate in Nevada as of July 31, 2010, resulted in (i) our Contract Customers remaining conservative in their capital spending, (ii) intense competition among suppliers and sportsbook operators, and (iii) more conservative betting patterns by Bettors because of job uncertainty or reduced discretionary income.  This slowdown in global economies, contracted credit markets and reduced consumer spending, and the lower than historical trend for the domestic gaming and leisure industry are likely to continue to have far-reaching effects on the local and national economy, the Company’s business, and our principal officer’s ability to continue to provide financial support to the Company, as in the past, for an indeterminate period. For example, material negative short-term swings in the Company’s wagering win percentage, such as those experienced during the first half of fiscal 2011, magnify the Company’s need for financing at a time when credit availability is reduced. The reduced availability of bonding for and possible increases to reserves established at the discretion of regulatory agencies also add to the Company’s need for alternative sources of financing.

In addition, the Company often carries cash and equivalents on deposit with financial institutions substantially in excess of federally-insured limits.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation.

5.  Stock Options and Other Equity and Related Party Transactions

Activity related to both the employees and director’s stock option plan for the six months ended July 31, 2010 and 2009 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2010	647,299	$1.83
Granted	—
Exercised	—
Forfeited or canceled	(30,000)	(.96)
Balance at July 31, 2010	617,299	$$1.87

Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(62,000)	(1.27)
Balance at July 31, 2009	647,299	$1.83

As of July 31, 2010, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	617,299	$1.87	2.73 years
Available for future grants	340,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated income statements for the three months ended July 31, 2010 and 2009 was $27,029 and $28,913. respectively. Non-cash stock-based compensation expense recorded in “Selling, General and Administrative Expenses” for the six months ended July 31, 2010 and 2009 was $30,972 and $37,722, respectively.

Also, services contributed by Victor and Terina Salerno and credited to additional paid-in capital during the three and six months ended July 31, 2010 and 2009 totaled $36,816 and $51,624 and $79,629 and $103,246, respectively.  Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn as of July 31, 2010.

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company’s stock in CBS and the receivables of CBS.  Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000.  We have borrowed $500,000 to date.  The warrant agreement was also amended to provide Alpine with registration rights and, the appointment two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2” measurement inputs as defined in general accepted accounting principals including a risk-free interest rate of 4%, expected warrant life of five years, and a stock price volatility factor of 206%, the warrants were valued at $129,478 with all treated as a warrant liability to be revalued at each balance sheet with the change charged or credited to earnings and debt discount to be amortized as interest expense over the repayment term of the loan using the effective interest method.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2010	2009	2010	2009
Revenues:
Wagering	$1,186,224	$1,890,533	$2,686,216	$3,896,778
Hotel Casino	594,742	665,827	1,052,201	1,229,174
Systems	699,459	806,608	1,604,841	1,569,805
	$2,480,425	$3,362,968	$5,343,258	6,695,757
Operating income (loss):
Wagering	$(657,179)	$121,773	$(985,436)	$191,352
Hotel Casino	(72,448)	47,797	(201,805)	27,421
Systems	(195,010)	24,702	(234,503)	38,232
	(924,637)	194,272	(1,421,744)	257,005
Other expense, net	(81,806)	(67,235)	(162,513)	(93,459)
Net Income (Loss)	$(1,006,443)	$127,037	$(1,584,257)	$163,546

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2010	2009	2010	2009
Revenues:
Casino	$238,576	$293,495	$458,534	$600,274
Hotel	139,859	170,433	225,947	272,220
Food/Beverage	216,307	201,899	367,720	356,680
	$594,742	$665,827	$1,052,201	$1,229,174
Direct Costs and Expenses:
Casino	134,945	127,740	262,095	253,271
Hotel	58,609	49,839	98,650	87,184
Food/Beverage	235,259	199,138	414,301	377,635
Unallocated	86,896	100,558	174,753	203,976
	515,709	477,275	949,799	922,066
Selling, General and Administrative	90,800	77,656	179,940	151,177
Depreciation and Amortization	60,681	63,099	124,267	128,510
	667,190	618,030	1,254,006	1,201,753
Operating Income	$(72,448)	$47,797	$(201,805)	$27,421

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

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  American Wagering, Inc. is a leader in the design, development, and marketing of sportsbook accounting systems (equipment and software) as well as the leading independent sportsbook operator in Nevada.  Our business operations involve many aspects of the race and sports book industry.

Our core businesses are operated by the following subsidiaries which have the following strategic plans:

•	Leroy’s

Provides a turn-key race and sports book solution to our Contract Customers who do not desire to operate a book on their own. Leroy’s operates a network of 57 sportsbooks, generating revenue from Bettors’ wagers less pay outs.  We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing new convenience-driven products for the Bettors, and (iii) continuing to increase efficiencies through self-service products such as AWIM’s kiosk and the new LEROY’S® APP©, which is described below.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable, and the release of the LEROY’S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas.

•	CBS

Develops, sells and maintains computerized race and sports wagering systems for the gaming industry, namely our Contract Customers who want to operate their own race and sports book.  CBS markets, distributes, installs, and maintains AWIM’s kiosks, which assists the Company in controlling personnel costs by eliminating duplicate job positions.  Finally, CBS seeks strategic international alliances with third party gaming suppliers and/or gaming operators that desire to utilize our expertise in the race and sports industry.  There is no assurance that CBS will be successful in obtaining any strategic alliances. We strive to provide our Contract Customer and/or the Bettor a well-rounded betting experience.

•	AWIM

Develops several models of self-service wagering kiosk.

•                  Upright kiosk, which was jointly developed with a third party, is a free standing wagering kiosk and most frequently used by Leroy’s and our Contract Customers to expand the reach of the race and sports book throughout the casino floor.

•                  Carousel kiosk is designed for the race bettor who never wants to leave his race carousel.  The Carousel kiosk allows him to place race and sports bets from the comfort of his race carousel, watch the races (or sporting events), and check results.

•                  Wall-Mount kiosk is designed for space conscious environments and can be mounted to the wall or built into wall to give a seamless, integrated look.  Demand for the Wall-Mount kiosk is greatest by Leroy’s locations in bars and taverns.  These Leroy’s locations utilize the Wall-Mount kiosk in conjunction with telephone account wagering, where the Bettor establishes a wagering account and then can bet from his account while watching the sporting event at his favorite bar or tavern that has a Leroy’s Wall-Mount kiosk.

•	Sturgeon’s

Operates the hotel/casino in Northern Nevada while reviewing and modifying existing procedures and personnel to increase efficiency, reduce expenses, and increase the financials. However, Sturgeon’s is heavily dependent on the drive-through market and Nevada, Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures, and reduced spending on gaming and leisure.  Accordingly, these factors will likely have an adverse affect on our business conditions and financial performance.

Recent Developments.

•	Mobile Wagering

On August 31, 2010, we announced the introduction of the LEROY’S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device (currently a BlackBerry® from Research In Motion) anywhere within the state of Nevada where his wireless carrier provides coverage.  The LEROY’S® APP© received approval from the Nevada Gaming Control Board to conduct a field test.  The LEROY’S® APP© was developed for Leroy’s by CBS and the Company has a patent pending on the intellectual property.  We intend to make the application available on other mobile platforms.

The LEROY’S® APP© has the potential to strengthen the Wagering Segment of the Company in the following manner:

•                  The Bettor provides the mobile device, so there is no equipment cost to us.

•                  The Bettor makes his own bets, so there is no labor cost to us.

•                  The Bettor can make his bets anywhere in the state of Nevada (depending on wireless carrier coverage), which ultimately would reduce the capital expenditures required to open new Leroy’s locations.

•                  We can provide rewards to our Bettors that may be redeemed at the host casinos of our Leroy’s location for cross-promotional incentives.

•	Advertising

Following the development of the LEROY’S® APP©  we launched a public relations, marketing, and advertising campaign to introduce the LEROY’S® APP© to the marketplace.  In addition to the direct financial impact that the LEROY’S® APP© may have on the Wagering Segment, we anticipate that we will have a new business segment in the third quarter of fiscal year 2011 for advertisement revenue that will be derived from advertisement sales on the LEROY’S® APP©.

•	Cost

We continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2011. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.  As a result, our concentrated efforts remain focused on making American Wagering, Inc. financially and operationally stronger and more efficient.

Liquidity and Capital Resources.

The global macroeconomic factors that have affected our country for the past three years and resulted in a 14.3% unemployment rate in Nevada as of July 31, 2010, resulted in (i) our Contract Customers remaining conservative in their capital spending, (ii) intense competition among suppliers and sportsbook operators, and (iii) more conservative betting patterns by Bettors because of job uncertainty and/or reduced discretionary income.  This slowdown in global economies, contracted credit markets (See Restricted Cash Requirements (Regulation 22.040)) and reduced consumer spending, and the lower than historical trend for the domestic gaming and leisure industry are likely to continue to have far-reaching effects on the local and national economy, the Company’s business, and our principal officer’s ability to continue to provide financial support to the Company, as in the past, for an indeterminate period. For example, material negative short-term swings in the Company’s wagering win percentage, such as those experienced during the first half of fiscal 2011, magnify the Company’s need for financing at a time when credit availability is reduced. The reduced availability of bonding for and possible increases to reserves required by and at the discretion of regulatory agencies also add to the Company’s need for alternative sources of financing.

As of July 31, 2010, we had working capital deficit of ($255) compared to working capital deficit of $(242,034) at July 31, 2010. (Also see Restricted Cash Requirements (Regulation 22.040)).The decrease in working capital is primarily due to a significant reduction in revenue during the first half of this fiscal year primarily due to a lower than historical average win percentage on sports wagers and an increase in short term debt due the loan provided Alpine Advisors, LLC.

Our principal cash requirements relate primarily to operation activities associated with our core businesses. For the first two quarters of fiscal 2011, cash used in operating activities totaled approximately $1.5 million as compared to $1.7 million for the same period of fiscal 2010 which is primarily due to the timing of wagers placed on the Super Bowl. In addition to a lower win percentage of 3.92% during the first six months of this fiscal year as compared to 5.54% for the first six months of the prior year, which had a significant negative effect on the earnings as explained below under Results of Operations, the reduction of accrued expenses, customer deposits and unpaid winning tickets (as a result of the timing of bets placed on the Super Bowl, which occurred on February 7, 2010) also required the use of cash.

Significant cost reduction efforts resulted in improved operating performance for fiscal year 2010. The focus for fiscal 2011 will be cost containment and deployment of new products. We incurred higher research and development costs during the second quarter of the fiscal 2011as compared to the second quarter of fiscal 2010 with respect to launching the LEROY’S® APP© and expect to continue to incur additional expenses related to expanding the scope of this product for the remainder of this fiscal year. However, the timing of spending required to develop the product is flexible and can be accelerated or deferred depending on the availability of funds.

The Company anticipated a short term liquidity issue during the summer months and was successful in arranging $750,000 in loans from two sources. Victor Salerno, President and Chief Executive Officer, provided an interest free revolving line of credit to the Company of $250,000 on May 17, 2010 (of which the full amount has been drawn down), and the Company borrowed $400,000 from Alpine Advisors, LLC (Alpine), an unrelated party on a one year note with a maximum loan amount of $500,000 at an annual interest rate of 15%. In connection with the latter, we issued warrants to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.22 through June 10, 2105. The warrants were valued at $129,478 with all treated as additional paid-in capital and debt discount to be amortized as interest expense over the repayment term of the loan using the effective interest rate method. The balance was not recorded because it is related to the prospective sale of stock. These financing agreements provided the necessary cash to overcome the short term liquidity issue.

As we enter the football season, we believe the cash flow generated through operations will be sufficient for the remainder of the fiscal year. Management is also investigating more comprehensive, long-term refinancing and capital raising alternatives and has engaged Alpine on an exclusive basis to provide advisory services to assist us with these efforts. In addition to an initial retainer consisting of 250,000 shares of the Company’s common stock, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing, which were valued at $0.15 per share ($41,250), additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. There is no assurance that such objective can be accomplished with acceptable terms. If we are unable to secure long-term financing or other capital successful raising efforts, we may not be able to satisfy our obligations as they come due.

Net cash provided by financing activities for the first half of fiscal 2011 was approximately $514,000 compared to net cash used in financing activities of approximately $408,000 for the same period of fiscal 2010 primarily due to a net increase in the Regulation 22.040 cash reserve and the purchase of fixed assets.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. The amount of the reserve is determined largely at the discretion of the regulatory authority but is intended to represent the authority’s expectation of the Company’s highest liability for a single day which typically occurs during football season. Although our wagering volume and liability are lower than past levels, our current reserve is higher. However, the regulatory authority may require the Company to set aside additional reserves to protect the betting public, even though there has never been a call on or reserve.

As of July 31, 2010 the Company has $1.7 million on deposit at Nevada State Bank for purposes of meeting the Regulation 22.040 reserve requirement. In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy’s creating a reserve of $2.4 million. The pledged certificates of deposit expire in November 2010 and unless the pledge is renewed we may be required to make additional reserve deposits during football season. We believe that the $2.4 million reserve coupled with a $600,000 float allowed by the Nevada Gaming Control Board will be adequate during football season based upon our prior year’s history in which the reserve requirement never exceeded $3 million. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, or an elimination or reduction of telephone wagering accounts that may have increased as a result of the introduction of the LEROY’S® APP© resulting in an adverse change in our operating results. We have experienced some renewed interest from insurance companies with respect to a surety bond for the Regulation 22.040 reserve requirement but have not found terms that are acceptable to us nor is there any assurance that an agreement will be forthcoming.

Other

The Company has an off-balance sheet arrangement whereby Leroy’s has received the benefit of the pledges made by Victor and Terina Salerno for $200,000 and Robert and Tracey Kocienski for $500,000 to the Nevada Gaming Control Board to meet its reserve requirements under Regulation 22.040.  The pledges are treated as off-balance sheet financing although the Company agreed with the pledgors to repay the pledges or increase the reserve deposits in order to release the pledges. Interest accrues on the pledges at 1% per month and the interest is payable on the first day of every month. The pledges will expire in November 2010.

We may, from time to time, seek additional capital to fund our operations, reduce our liabilities, or fund our expansion plans (including acquisitions). The Company engaged Alpine Advisors, LLC on an exclusive basis to provide advisory services to the Company, including the identification of potential investors in an offering of debt, equity, or equity linked securities of the Company, or a strategic based transaction involving the Company. The sale of additional equity or convertible securities would result in dilution to our shareholders.

Results of Operations

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems.  Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure used by us in allocating resources and assessing performance of each segment.

	Three Months Ended July 31,				Six Months Ended July 31,
Summary	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues	$2,480,425	$3,362,968	$(882,543)	(26.24)	$5,343,258	$6,695,757	$(1,352,499)	(20.20)

Costs and Expenses	3,405,062	3,168,696	236,366	7.46	6,765,002	6,438,752	326,250	5.07
Other Income and (Expense)	(81,806)	(67,235)	14,571	21.67	(162,513)	(93,459)	69,054	74.69

Income (Loss) Before Income Taxes	$(1,006,443)	$127,037	$(1,133,480)	(892.24)	$(1,584,257)	$163,546	$(1,747,803)	(1,068.69)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

For the Three Months Ended July 31, 2010 Compared to the Three Months Ended July 31, 2009

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the three months ended July 31, 2010 decreased $704,309 (-37.25%) over the three months ended July 31, 2009.  This decrease is attributed to the following factors:

During the three months ended July 31, 2010, the amount of sports handle remained flat compared to the same period in the prior year. However, consistency in handle is not necessarily indicative of consistency in revenues or profits due to the volatility of the win percentages.  During the second quarter we experienced a lower than average win percentage of 3.44% compared to 6.02% in the prior year’s quarter which accounts for the deficiency in sports revenue. A change in the wagering patterns of our patrons continues a trend toward more conservative wagers, which are less profitable to the Company, also contributing to the lower win percentage. Our race commissions were down $113,603 (-27.53%) from the prior year’s quarter with same store commissions off by $46,240 (-13.39%) as we continue to experience the downward trend in race wagering.

Wagering Segment total costs and expenses for the three months ended July 31, 2010 increased $74,643 (4.22%) over the three months ended July 31, 2009. This increase is attributed to the following factors:

Direct costs increased by $76,532 (5.54%) primarily due increased rents paid to leased locations.

Selling, general and administrative costs increased slightly by $8,518.

Depreciation and amortization expense decreased by $10,407 as certain fixed assets became fully depreciated.

As the opportunity may arise, we may continue to open new locations, however, the release of LEROY’S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas. We will continue our periodic review of existing locations in order to close those locations that are not operating efficiently.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/ or federal regulations, the impact of the LEROY’S® APP©, and other factors beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino. Segment revenues, casino, hotel, and food and beverage for the three months ended July 31, 2010 had a net decrease of $71,085 (-10.68%) compared to the prior year’s quarter as a result of the following factors:

Casino revenues - decreased handle and wagering activities due to decreased customer spending caused by current economic conditions resulted in a decrease in casino revenues of $54,919 (-18.71%).

Hotel revenues — lower occupancy, primarily due to general economic conditions and decreased travel resulted in a decrease in hotel revenues of $30,574 (-17.94%).

Food and beverage revenues — increased $14,408 (7.14%) as we attempt to use our restaurant to increase visitation from the local community and truckers traveling along the I-80 corridor.

Hotel/Casino Segment total costs and expenses for the three months ended July 31, 2010 increased by $49,160 (7.95%) primarily due an increase in food and beverage costs related to the increase in revenues, payroll, and repairs and maintenance.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the three months ended July 31, 2010 decreased $107,149 (-13.28%) over the three months ended July 31, 2009.  The decrease is attributable to reduced equipment and software license sales. Typically, maintenance fees account for more than 90% of the revenue of this segment.

Systems Segment total costs and expenses for the three months ended July 31, 2010 increased $112,563 (14.40%) over the three months ended July 31, 2009 due to increased research and development activities related to the development of LEROY’S® APP© and higher net rent expense due to the loss of sublease income. The cost of systems sales in total and by component is not significant.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income is primarily attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve was flat with the prior year’s quarter. Interest Expense increased $31,823 due to interest paid on pledged deposits and the Alpine loan. The estimated fair value of the Warrant Liability decreased because the trading price of the Company’s common stock declined substantially to the grant date resulting in a gain.

Litigation expense includes $4,459 of settlement interest for the second quarter of fiscal 2011 and $16,816 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Other Income and Expense decreased $29,982 due to a loss on the sale of slot parts and equipment coupled with a rent adjustment made in the prior year’s quarter.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carry-forwards and changes in deferred tax activity.

For the Six Months Ended July 31, 2010 Compared to the Six Months Ended July 31, 2009

Wagering Segment.

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues for the six months ended July 31, 2010 decreased $1,210,562 (-31.07%) over the six months ended July 31, 2009.  This decrease is attributed to the following factors:

During the six months ended July 31, 2010, the amount of sports handle decreased $2,086,960 (-3.73%) compared to the same period in the prior year. However, a change in handle is not necessarily indicative of change in revenues or profits due to the volatility of the win percentages.  During the first half of fiscal 2011 we experienced a lower than average win percentage of 3.92% compared to 5.54% in the prior year’s period which accounts for the majority of the sports revenue decline with the remaining decrease attributed to reduced handle. The significant factors contributing to the changes in the win percentage are:

(i)                         The Major League Baseball Season has been thus far Bettor-favorable, with stronger pitching and a decline in home-runs.

(ii)                      A change in the wagering patterns of our patrons continues a trend toward more conservative wagers, which are less profitable to the Company, contributing to the lower hold percentage.

(iii)                   Our race commissions were down $221,657 (-27.72%) from the prior year’s first half with same store commissions off by $84,808 as we continue to experience the downward trend in race wagering.

Wagering Segment total costs and expenses for the six months ended July 31, 2010 decreased $33,774 (-0.91%) over the six months ended July 31, 2009. This decrease is attributed to the following factors:

Direct costs decreased $94,462 (-3.15%) primarily due to reduced payroll and taxes and licenses.

Selling, general and administrative costs increased $78,864 (14.24%) due to the corporate allocation related to increases in professional services.

Depreciation and amortization expense decreased by $18,176 as certain fixed assets became fully depreciated.

As the opportunity may arise, we may continue to open new locations, however, the release of LEROY’S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas. We will continue our periodic review of existing locations in order to close those locations that are not operating efficiently as we have done so over the past few months.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, the impact of LEROY’S® APP©, and other factors beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel/Casino Segment.

The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino Segment revenues, casino, hotel, and food and beverage for the six months ended July 31, 2010 had a net decrease of $176,973 (-14.40%) compared to the prior year’s quarter as a result of the following factors:

Casino revenues - decreased handle and wagering activities due to decreased customer spending caused by current economic conditions resulted in a decrease in casino revenues of $141,740 (-23.61%).

Hotel revenues — lower occupancy, primarily due to general economic conditions and decreased travel resulted in a decrease in hotel revenues of $46,273 (-17.00%).

Food and beverage revenues — increased $11,040 (3.10%) as we attempt to use our restaurant to increase visitation from the local community and truckers traveling along the I-80 corridor.

Hotel/Casino Segment total costs and expenses for the six months ended July 31, 2010 increased by $52,253 (4.35%) primarily due an increase in food and beverage costs related to the increase in revenues, payroll, and repairs and maintenance.

Systems Segment.

The Systems Segment includes the operating results of our systems sales, installations and maintenance, less the related expenses.

Systems Segment revenues for the six months ended July 31, 2010 increased $35,036 (2.23%) over the six months ended July 31, 2009.  The increase is attributable to a small increase in sales of equipment and equipment rentals. Typically, maintenance fees account for more than 90% of the revenue for this segment.

Systems Segment total costs and expenses for the six months ended July 31, 2010 increased $307,771 (20.10%) over the six months ended July 31, 2009 due to increased research and development activities related to the development of LEROY’S® APP©, higher net rent expense due to the loss of sublease income, and an increase in the corporate allocation related to an increase in professional services. The cost of systems sales in total and by component is not significant.

Other income and (expense).  The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income is primarily attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve was flat with the prior year’s quarter. Interest expense increased $41,483 (29.77%) due to interest paid on pledged deposits and the Alpine loan. The estimated fair value of the Warrant Liability decreased because the trading price of the Company’s common stock declined substantially to the grant date resulting in a gain.

Litigation expense includes $10,686 of settlement interest for the first half of fiscal 2011 and $26,417 for the same period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Other Income and Expense decreased $75,325 due to a loss on the sale of slot parts and equipment coupled with a rent adjustment made in the prior year’s first half.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carry-forwards and changes in deferred tax activity.

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

System

Software license fees represent revenues related to licenses for race/sports software delivered to customers for in house use. Revenues from software license agreements including any related training revenue and hardware sales are recognized upon installation. Revenue is not recognized until it is realized and earned. The Company recognizes revenue when related assets held are readily convertible to known amounts of cash or claims to cash and revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the revenues.

The Company’s software licensing agreements do not require significant production, modification, or customization of the software and, except for maintenance services consistently priced on a per terminal / license basis at a standard price per unit across our entire customer base. The Company’s software arrangements do not provide licenses for any other software deliverables. Once in use, changes to the software occur infrequently and typically consist of only minor debugging or patch fixes for a period contractually limited to 90 days following the purchase. Subsequent minor and infrequent modifications are considered part of the support service and included in the maintenance fee. In the unlikely event of a major upgrade (modification) to the software is developed, customers would be given the opportunity, but are not required, to purchase it separately and to enter into a new software license agreement. Occasionally, however, a customer will request a custom enhancement and such enhancements are developed and billed separately and are accounted for as sales and recognized as revenue upon installation and acceptance by the customer.

The Company does not earn or collect the software and license fees over the life of the agreement or recognize revenue prior to inception of the license; rather, these fees are earned and paid upon installation, which coincides with the commencement of the license.

The only fees that are recognized over time are maintenance fees. Certain amounts in a few, but not all maintenance agreements, could under one very remote condition that has never occurred (an intellectual property infringement claim that required software to be taken out of service and which could not be replaced within a specific time period), be refundable. A customer may not unilaterally cancel its maintenance agreement at any time. Non-payment would result in a breach of the agreement and the Company may seek to enforce its legal and equitable contract rights.

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

Our management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based on that evaluation, we concluded that the disclosure controls and procedures were not effective, given a group of deficiencies collectively considered to be a material weakness in the internal control over financial reporting that management and the Company’s independent registered accounting firm have identified as of January 31, 2010 which have not been fully mitigated as of July 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended July 31, 2010, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. There were no material changes to those risk factors during the six months ended July 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We effectively issued 25,000 shares of common stock to Alpine Advisors, LLC during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.  We have agreed to provide limited piggyback registration rights with respect to these shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1

Line of Credit dated May 17, 2010 between the Company and Victor Salerno incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2010.

10.2	Revolving Line of Credit Promissory Note dated May 17, 2010 incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Security and Exchange Commission on May 17, 2010.

10.3	Loan Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC.

10.4	Borrower Pledge Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC.

10.5	CBS Security Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC.

10.6	Amended and Restated Warrant dated June 11, 2010 issued to Alpine Advisors LLC.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: September 20, 2010

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating Officer,
Chairman of the Board of Directors, and Interim Principal Accounting Officer