Form 10-Q/A
period 2010-07-31
AMERICAN WAGERING INC
filed 2010-10-13
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended July 31, 2010, which was filed with the Securities and Exchange Commission on September 20, 2010 (the “Original Form 10-Q”), is being filed to amend Part I, Item 1 to correct an error in the calculation of net loss per basic common share for the six months ended July 31, 2010. Except as identified above, no other items included in the Original Form 10-Q have been amended and this Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the Original Form 10-Q.

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

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2010	2009	2010	2009
REVENUES:
Wagering	$1,186,224	$1,890,533	$2,686,216	$3,896,778
Hotel Casino	594,742	665,827	1,052,201	1,229,174
Systems	699,459	806,608	1,604,841	1,569,805
	2,480,425	3,362,968	5,343,258	6,695,757
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,458,358	1,381,826	2,901,155	2,995,617
Hotel Casino	515,709	477,275	949,799	922,066
Systems	179,819	187,748	427,168	385,138
	2,153,886	2,046,849	4,278,122	4,302,821
Operating Expenses:
Research and Development	185,236	132,065	346,318	270,910
Selling, General and Administrative	840,823	744,167	1,680,870	1,367,916
Depreciation and Amortization	225,117	245,615	459,692	497,105
	1,251,176	1,121,847	2,486,880	2,135,931
	3,405,062	3,168,696	6,765,002	6,438,752
OPERATING INCOME (LOSS)	(924,637)	194,272	(1,421,744)	257,005

OTHER INCOME (EXPENSE):
Interest Income	1,397	1,429	4,065	7,042
Interest Expense	(101,404)	(69,581)	(180,824)	(139,341)
Change in Estimated Fair Value of Warrant Liability	35,000	—	35,000	—
Litigation Expense	(4,549)	(16,815)	(10,686)	(26,417)
Other	(12,250)	17,732	(10,068)	65,257
	(81,806)	(67,235)	(162,513)	(93,459)

NET INCOME (LOSS)	$(1,006,443)	$127,037	$(1,584,257)	$163,546

NET INCOME (LOSS) PER COMMON SHARE -
BASIC	$(0.13)	$0.01	$(0.20)	$0.01
DILUTED	$(0.12)	$0.01	$(0.20)	$0.01

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

10.3

Loan Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on September 20, 2010.

10.4

Borrower Pledge Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on September 20, 2010.

10.5

CBS Security Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on September 20, 2010.

10.6

Amended and Restated Warrant dated June 11, 2010 issued to Alpine Advisors LLC incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on September 20, 2010.

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

Dated: October 13, 2010

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, Chief Operating Officer,
Chairman of the Board of Directors, and Interim Principal Accounting Officer