Form 10-Q
period 2010-10-31
AMERICAN WAGERING INC
filed 2010-12-20
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 20, 2010, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

BALANCE SHEETS

	October 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$2,259,679	$2,084,268
Restricted Cash	1,762,357	1,729,209
Accounts Receivable	18,355	204,706
Inventories	80,046	143,913
Deferred Tax Assets, net of allowance	369,000	369,000
Prepaid Expenses	377,819	364,207
	4,867,256	4,895,303

Property and Equipment, net of accumulated depreciation and amortization	2,658,044	3,301,180
Goodwill	103,725	103,725
Other	208,997	221,291
	$7,838,022	$8,521,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term Debt	$419,475	$—
Current Portion of Long-term Debt	162,520	441,781
Accounts Payable	1,121,968	1,217,409
Accrued Expenses	511,162	613,320
Unpaid Winning Tickets	1,107,138	1,021,229
Customer Deposits and Other	1,363,146	850,075
	4,685,409	4,143,814

Long-term Debt, less current portion	2,737,363	2,530,778
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Warranty Liability	296,026	—
Other	242,122	242,111
	8,284,720	7,240,503

STOCKHOLDERS’ EQUITY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 and 8,129,879 shares issued	84,049	81,299
Additional Paid-in Capital	12,775,371	12,589,318
Deficit	(14,071,025)	(12,154,528)
Treasury Stock, at cost (61,100 common shares)	(327,493)	(327,493)
	(446,698)	1,280,996
	$7,838,022	$8,521,499

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2010	2009	2010	2009
REVENUES:
Wagering	$2,382,578	$1,937,282	$5,068,794	$5,834,061
Hotel Casino	618,311	620,185	1,670,512	1,849,359
Systems	635,536	681,910	2,240,377	2,251,715
	3,636,425	3,239,377	8,979,683	9,935,135
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,653,595	1,754,040	4,554,750	4,749,657
Hotel Casino	520,392	471,365	1,470,191	1,393,431
Systems	199,783	214,425	626,951	599,563
	2,373,770	2,439,830	6,651,892	6,742,651
Operating Expenses:
Research and Development	175,439	216,902	521,757	487,812
Selling, General and Administrative	772,768	698,507	2,453,639	2,066,423
Depreciation and Amortization	214,459	243,398	674,151	740,503
	1,162,666	1,158,807	3,649,547	3,294,738
	3,536,436	3,598,637	10,301,439	10,037,389
OPERATING INCOME (LOSS)	99,989	(359,260)	(1,321,756)	(102,254)

OTHER INCOME (EXPENSE):
Interest Income	657	1,320	4,722	8,362
Interest Expense	(124,969)	(74,692)	(305,793)	(214,033)
Change in Estimated Fair Value of Warrant Liability	(201,547)	—	(166,547)	—
Litigation Expense	(2,928)	(16,866)	(13,614)	(43,283)
Other	2,482	80	(7,586)	65,336
	(326,305)	(90,158)	(488,818)	(183,618)

NET LOSS	$(226,316)	$(449,418)	$(1,810,574)	$(285,872)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.03)	$(0.06)	$(0.23)	$(0.05)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2010	2009

Operating Activities
Net cash provided by (used in) operating activities	$(323,225)	$229,751

Investing Activities
Increases in restricted cash	(80,000)	(188,169)
Withdrawals of restricted cash	46,852	28,761
Proceeds from the sale of property and equipment	3,885	—
Purchase of property and equipment	(10,188)	(119,160)
Net cash used in investing activities	(39,451)	(278,568)

Financing Activities
Repayment of borrowings	(105,989)	(563,740)
Proceeds from borrowings	750,000	705
Dividends on preferred stock	(105,924)	(105,959)
Net cash provided by (used in) financing activities	538,087	(668,994)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	175,411	(717,811)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,084,268	3,357,978

CASH AND EQUIVALENTS, END OF PERIOD	$2,259,679	$2,640,167

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months October 31, 2010

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

2.  Net Loss Per Common Share

Basic net loss per common share is calculated based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, the calculation for diluted net loss per common share for loss periods, excludes the potentially dilutive common shares because inclusion would have an anti-dilutive effect. The amount of potentially anti-dilutive common shares that have been excluded from basic net income (loss) per share was 616,100 and 646,099 at October 31, 2010 and 2009, respectively.

Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the three months ended October 31:

	Numerator
	2010	2009
Three Months Ended October 31,

Net loss	$(226,316)	$(449,418)
Less preferred stock dividends	(35,696)	(35,696)
Net loss available to common shares	$(262,012)	$(485,114)

	Denominator
	2010	2009
Weighted-average common shares outstanding, basic	8,343,779	8,068,779
Effect of dilutive stock options	200,691	—
Weighted-average common shares outstanding, diluted	8,544,470	8,068,779

	Numerator
	2010	2009
Nine Months Ended October 31,

Net loss	$(1,810,574)	$(285,872)
Less preferred stock dividends	(105,924)	(105,959)
Net loss available to common shares, basic and diluted	$(1,916,498)	$(391,831)

	Denominator
	2010	2009
Weighted-average common shares outstanding, basic	8,295,153	8,068,779
Effect of dilutive stock options	48,905	—
Weighted-average common shares outstanding, diluted	8,344,058	8,068,779

3.  Income Taxes

At October 31, 2010, the Company had federal tax net operating loss (“NOL”) carry-forwards available to potentially reduce future tax obligations in the aggregate amount of approximately $7.0 million, of which approximately $1.3 million expires in 2019.  In assessing the realizability of deferred tax assets, which resulted primarily from the NOLs, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management believes that, with the football season underway, the unusually low hold percentage experienced in the first six months of fiscal 2011 is not expected to continue, the regulatory approval of the Company’s mobile betting application, and the development of the mobile application on additional devices and service providers, the Company will be profitable for at least the next twelve months. Accordingly, management also believes it is more likely than not that the Company’s deferred tax asset of $369,000, net of the valuation allowance provided, will be realized.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the expected utilization of NOL carry-forwards and/or changes in the valuation allowance for deferred tax assets.

4.  Litigation and Other Contingencies

For the third quarter of fiscal years 2011 and 2010, litigation expense of $2,928 and $16,866, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin.

As of October 31, 2010 and 2009, respectively, the aggregate recorded liability for the estimated probable loss associated with litigation or other disputes, as discussed below, was $89,471 and $532,642, excluding future legal and related defense costs and judgment interest.

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

Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. A hearing was held on May 8, 2009, regarding the motion for summary judgment, and the Bankruptcy Court granted the motion for summary judgment on August 18, 2009.  AWI and Leroy’s moved the Bankruptcy Court for reconsideration of its grant of summary judgment; on April 2, 2010, a hearing was held.  The Bankruptcy Court verbally indicated an intent to vacate the August 18, 2009 order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum because a material issue of fact remained regarding whether the Company breached the Settlement Agreement, and whether the acceleration clause of the Settlement Agreement was triggered.  Arguments as to the potential effects of a prior ruling (the Stay Order on the Interpleader) and the resulting calculation of amounts due may be considered later in the litigation, including, but not limited to, at trial. Racusin’s claim for breach of the Settlement Agreement remains pending but no trial date has been set in this case as of yet.

Accordingly, as of October 31, 2010, we believe that the principal balance owed to Racusin is $89,471, with $83,333 due in fiscal 2011 and the balance in 2012, plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Bankruptcy Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due as of October 31, 2010 would be approximately $512,266 assuming an 8% interest rate.  For the third quarter of the fiscal year ending January 31, 2011, the Company paid $86,070, including interest, into the Bankruptcy Court’s Registry in settlement of the Racusin Claim and certain other lien-holders of Racusin.

There have been no material legal changes for this matter during the quarter ended October 31, 2010.

Internet Sports International, Ltd. (ISI) This case is currently in the discovery phase and pending in the District Court of Clark County, Nevada, case no. A567638, and involves the Company and certain other Defendants (the “Defendants).  The Court recently granted the Parties’ Joint Motion to Extend Discovery until May 2011.  A judicial mediation is tentatively set for January 2011. The trial date of November 2010 has been vacated and the Court has yet to set a new trial date for 2011.  There have been no material legal changes for this matter during the quarter ended October 31, 2010.

Economic Conditions and Related Risks and Uncertainties Our customer base is segmented into two categories: Contract Customers, the Casinos to whom we are vendors, either as system suppliers or sportsbook operators, and the Bettors, the individual race and sports bettors who place their wagers with us at out our sportsbooks.  The global macroeconomic factors that have affected our country for the past three years and resulted in a 14.2% unemployment rate in Nevada as of October 31, 2010, resulted in (i) our Contract Customers remaining conservative in their capital spending, (ii) intense competition among suppliers and sportsbook operators, and (iii) more conservative betting patterns by Bettors because of job uncertainty or reduced discretionary income.  This slowdown in global economies, tightened credit markets and reduced consumer spending, and the lower than historical trend for the domestic gaming and leisure industry are likely to continue to have far-reaching effects on the local and national economy, the Company’s business, and our principal officer’s ability to continue to provide financial support to the Company, as in the past, for an indeterminate period. For example, material negative short-term swings in the Company’s wagering win percentage, such as those experienced during the first nine months of fiscal 2011, magnify the Company’s need for financing at a time when credit availability is reduced. The reduced availability of bonding for and possible increases to reserves established at the discretion of regulatory agencies also add to the Company’s need for alternative sources of financing, which may not be available at acceptable terms.

In addition, the Company often carries cash and equivalents on deposit with financial institutions substantially in excess of federally-insured limits.  The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation.

5.  Stock Options, Other Equity and Related Party Transactions

Activity related to both the employees and director’s stock option plan for the nine months ended October 31, 2010 and 2009 was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2010	647,299	$1.83
Granted	1
Exercised	—
Forfeited or canceled	(30,000)	(.96)
Balance at October 31, 2010	617,300	$1.87

Balance at February 1, 2009	709,299	$1.78
Granted	—
Exercised	—
Forfeited or canceled	(62,000)	(1.27)
Balance at October 31, 2009	647,299	$1.83

As of October 31, 2010, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	617,300	$1.87	2.62 years
Available for future grants	340,767	—	—

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the three and nine months ended October 31, 2010 and 2009 was $10,000 and $5,961 and $40,972 and $43,683, respectively.

Also, services contributed by Victor and Terina Salerno and credited to additional paid-in capital during the three and nine months ended October 31, 2010 and 2009 totaled $26,952 and $43,629 and $106,581 and $146,877, respectively.  Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn as of October 31, 2010.

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company’s common stock on the date of grant. Additional fees may be due to Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The additional fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing.

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company’s stock in CBS and the receivables of CBS, which was fully drawn as of October 31, 2010.  Proceeds from the agreement were used, in part, to refinance the June 11th loan for $195,000.  The previously executed warrant agreement was also amended to provide Alpine with registration rights and the appointment of two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2” measurement inputs as defined in general accepted accounting principals, including a risk-free interest rate of 4%, expected warrant life of five years, and a stock price volatility factor of 206%, the warrants were originally valued at $129,478 and recorded as a warrant liability. The resultant liability is revalued at each balance sheet with the change charged or credited to earnings and debt discount, which is amortized as interest expense over the repayment term of the loan using the effective interest method.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2010	2009	2010	2009
Revenues:
Wagering	$2,382,578	$1,937,282	$5,068,794	$5,834,061
Hotel Casino	618,311	620,185	1,670,512	1,849,359
Systems	635,536	681,910	2,240,377	2,251,715
	$3,636,425	$3,239,377	$8,979,683	9,935,135
Operating Income (Loss):
Wagering	$379,905	$(180,885)	$(605,531)	$10,468
Hotel Casino	(44,418)	1,498	(246,223)	28,919
Systems	(235,498)	(179,873)	(470,002)	(141,641)
	99,989	(359,260)	(1,321,756)	(102,254)
Other Expense, net	(326,305)	(90,158)	(488,818)	(183,618)
Net (Loss)	$(226,316)	$(449,418)	$(1,810,574)	$(285,872)

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2010	2009	2010	2009
Revenues:
Casino	$239,181	$284,358	$697,715	$884,632
Hotel	156,702	145,146	382,649	417,366
Food and Beverage	222,428	190,681	590,148	547,361
	$618,311	$620,185	$1,670,512	$1,849,359
Direct Costs and Expenses:
Casino	137,558	126,737	399,653	380,008
Hotel	60,046	46,194	158,696	133,378
Food and Beverage	249,645	200,646	663,946	578,280
Unallocated	73,143	97,788	247,896	301,764
	520,392	471,365	1,470,191	1,393,430
Selling, General and Administrative	80,670	83,956	260,610	235,134
Depreciation and Amortization	61,667	63,366	185,934	191,876
	662,729	618,687	1,916,735	1,820,440
Operating Income (Loss)	$(44,418)	$1,498	$(246,223)	$28,919

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2010, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Definitions.  For the purposes of this report, the following terms have the following meanings:

“Company” means American Wagering, Inc. and its subsidiaries collectively.

“AWI” means American Wagering, Inc.

“AWIG” means AWI Gaming, Inc., a wholly-owned subsidiary of AWI.

“AWIM” means AWI Manufacturing, Inc., a wholly-owned subsidiary of AWI.

“Bettors” means the individual race and sports bettors who place their wagers with us at out our sportsbooks.

“CBS” means Computerized Bookmaking Systems, Inc., a wholly-owned subsidiary of AWI.

“Contract Customers” means the Casinos to whom we are vendors, either as system suppliers or sportsbook operators.

“Leroy’s” means Leroy’s Horse & Sports Place, Inc., a wholly-owned subsidiary of AWI.

“Sturgeons, LLC” means Sturgeons, LLC, a wholly-owned subsidiary of AWIG.

“Sturgeon’s” means Sturgeons, LLC d/b/a Sturgeon’s Inn & Casino.

Overview.  American Wagering, Inc. is a leader in the design, development, and marketing of sportsbook accounting systems (equipment and software) as well as the leading independent sportsbook operator in Nevada.  Our business operations involve many aspects of the race and sports book industry operated by our subsidiaries, Leroy’s, CBS, and Sturgeon’s.  Our customer base is segmented into two categories: the Contract Customers and the Bettors.

Leroy’s provides a turn-key race and sports book solution to our Contract Customers who do not desire to operate a book on their own. Leroy’s operates a network of 57 sportsbooks, generating revenue from Bettors’ wagers less pay outs.  We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing new convenience-driven products for the Bettors, and

(iii) continuing to increase efficiencies through self-service products such as AWIM’s kiosk and the new LEROY’S® APP©, which is described below.  Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability.  There is no assurance that Leroy’s will be able to add new locations and/or that any new locations so added will be profitable, and the release of the LEROY’S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

CBS develops, sells and maintains computerized race and sports wagering systems for the gaming industry, namely our Contract Customers who want to operate their own race and sports book.  CBS markets, distributes, installs, and maintains AWIM’s kiosks, which assists the Company in controlling personnel costs by eliminating duplicate job positions.  AWIM has the following three models of kiosk.

•                  Upright kiosk, which was jointly developed with a third party, is a free standing wagering kiosk and most frequently used by Leroy’s and our Contract Customers to expand the reach of the race and sports book throughout the casino floor.

•                  Carrel kiosk is designed for the race bettor who never wants to leave his race carousel.  The carrel kiosk allows him to place race and sports bets from the comfort of his race carousel, watch the races (or sporting events), and check results.

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

Sturgeon’s operates the hotel/casino in Northern Nevada and is heavily dependent on the drive-through market on I-80.  Sturgeon’s continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures, and reduced spending on gaming and leisure.  Accordingly, these factors will likely continue to have an adverse affect on our future business conditions and financial performance.

Other strategic focuses.  We continue to evaluate and closely monitor costs, looking for additional efficiencies and improvements during at least the remainder of fiscal 2011. Subject to our cost constraints, where appropriate, we will continue to explore possible new locations for our products, including foreign jurisdictions.  As a result, our concentrated efforts remain focused on making American Wagering, Inc. financially and operationally stronger and more efficient.

Recent Developments.  We recently expanded the reach of our sportsbook accounting software and increased the critical mass of our sportsbook Bettors with the introduction of the LEROY’S® APP©, our sports wagering application for mobile devices. Additionally, in anticipation of the advertisement revenue we expect to derive, we have established a new business segment in the third quarter.

The LEROY’S® APP©.  On August 31, 2010, we announced the introduction of the LEROY’S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device (currently only for use with a BlackBerry® from Research In Motion) anywhere within the state of Nevada, assuming his wireless carrier provides coverage.  The LEROY’S® APP© recently received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial.  The LEROY’S® APP© was developed for Leroy’s by CBS and the Company has a patent pending on the intellectual property.  We intend to make the application available on other mobile platforms.

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

Liquidity and Capital Resources.

The global macroeconomic factors that have affected our country for the past three years and resulted in a 14.2% unemployment rate in Nevada as of October 31, 2010, resulted in (i) our Contract Customers remaining conservative in their capital spending, (ii) intense competition among suppliers and sportsbook operators, and (iii) more conservative betting patterns by Bettors because of job uncertainty and/or reduced discretionary income.  This slowdown in global economies, tightened credit markets, reduced consumer spending, and the lower than historical trend for the domestic gaming and leisure industry are likely to continue to have far-reaching effects on the local and national economy, the Company’s business, and our principal officer’s ability to continue to provide financial support to the Company, as in the past, for an indeterminate period. For example, material negative short-term swings in the Company’s wagering win percentage, such as those experienced during the first nine months of fiscal 2011, magnify the Company’s need for financing at a time when credit availability is reduced. The reduced availability of bonding for and possible increases to reserves required by and at the discretion of regulatory agencies also add to the Company’s need for alternative sources of financing, which may not be available at acceptable terms.

As of October 31, 2010, we had working capital of $181,847 compared to working capital deficit of ($798,694) at October 31, 2009. (Also see Restricted Cash Requirements (Regulation 22.040)).  The increase in working capital is primarily due to a significant reduction in unpaid winning tickets and customer deposits during the first nine months of this fiscal year compared to the same period in the prior year.

Our principal cash requirements relate primarily to operation activities associated with our core businesses. For the first nine months of fiscal 2011, cash used in operating activities totaled approximately $323,000 as compared to cash provided by operating activities of approximately $230,000 for the same period of fiscal 2010, which is primarily due to the results of operations between the periods.

Significant cost reduction efforts resulted in improved operating performance for fiscal year 2010. The focus for fiscal 2011 was cost containment and deployment of new products. We incurred higher research and development costs during the nine months of fiscal 2011 as compared to the first nine months  of fiscal 2010, with respect to launching the LEROY’S® APP© and expect to continue to incur additional expenses related to expanding the scope of this product for the remainder of this fiscal year. However, the timing of spending required to develop the product is flexible and can be accelerated or deferred depending on the availability of funds.

The Company anticipated a short term liquidity issue during the summer months and was successful in arranging $750,000 in loans from two sources. Victor Salerno, President and Chief Executive Officer, provided an interest free revolving line of credit to the Company of $250,000 on May 17, 2010 (of which the full amount has been drawn down), and the Company borrowed $500,000 from Alpine Advisors, LLC (Alpine), an unrelated party on a one year note with a maximum loan amount of $500,000 at an annual interest rate of 15%. In connection with the latter, we issued warrants to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.22 through June 10, 2015. The warrants were valued at $129,478 and recorded as a warrant liability, net of a debt discount to be amortized as interest expense over the repayment term of the loan using the effective interest rate method. These financing agreements provided the necessary cash to overcome the short term liquidity issue.

As we are in the football season, we believe the cash flow generated through operations will be sufficient for the remainder of the fiscal year. Management is also investigating more comprehensive, long-term refinancing and capital raising alternatives and has engaged Alpine on an exclusive basis to provide advisory services to assist us with these efforts. In addition to an initial retainer consisting of 250,000 shares of the Company’s common stock, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing, which were valued at $0.15 per share ($41,250), additional fees may be due to Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. There is no assurance that such objectives can be accomplished with acceptable terms. If we are unable to secure long-term financing or other capital successful raising efforts, we may not be able to satisfy our obligations as they come due.

Net cash used in investing activities was approximately $40,000 during the first nine months of fiscal 2011, due to a net increase in our reserve deposits with the Nevada Gaming Control Board. In the same period of the prior year, we used approximately $278,000 in investing activities to increase our reserve cash with the Nevada Gaming Control Board and equipment purchases.

Net cash provided by financing activities for the first nine months of fiscal 2011 was approximately $538,000, relating primarily to the proceeds of the loans from Victor Salerno and Alpine Advisors, LLC totaling $750,000 as compared to net cash used in financing activities of approximately $669,000 for the same period of fiscal 2010 primarily due to a net increase in the Regulation 22.040 cash reserve and the purchase of fixed assets.

Restricted Cash Requirements (Regulation 22.040)

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. The amount of the reserve is determined largely at the discretion of the regulatory authority but is intended to represent the authority’s expectation of the Company’s highest liability for a single day which typically occurs during football season. Although our wagering volume and liability are lower than past levels, our current reserve is higher. However, the regulatory authority may require the Company to set aside additional reserves to protect the betting public, even though there has never been a call on our reserve.

As of October 31, 2010 the Company has $1.8 million on deposit at Nevada State Bank for purposes of meeting the Regulation 22.040 reserve requirement (Restricted Cash). In addition, Victor and Terina Salerno pledged a certificate of deposit for $200,000 and Robert and Tracey Kocienski pledged two certificates of deposit totaling $500,000 for the benefit of Leroy’s, creating a reserve of $2.5 million. The pledged certificate of deposit from Victor and Terina Salerno was renewed for one year until November 19, 2011, and Robert and Tracey Kocienski renewed their certificates of deposit for 60 days until January 18, 2011, at which time the funds securing the certificates of deposit would be released to the Kocienskis upon approval of the Nevada Gaming Control Board.  We believe that the $2.5 million reserve coupled with a $600,000 float allowed by the Nevada Gaming Control Board will be adequate during football season based upon our twelve month history in which the reserve requirement never exceeded $2.5 million. If we are required to increase the Regulation 22.040 reserve and are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, or reduction of telephone wagering accounts that may have increased as a result of the introduction of the LEROY’S® APP© resulting in an adverse change in our operating results. Although we have experienced some renewed interest from insurance companies with respect to a surety bond for the Regulation 22.040 reserve requirement, we have not found terms that are acceptable to us nor is there any assurance that an agreement will be forthcoming.

Other

The Company has an off-balance sheet arrangement whereby Leroy’s has received the benefit of the pledges made by Victor and Terina Salerno for $200,000 and Robert and Tracey Kocienski for $500,000 to the Nevada Gaming Control Board to meet its reserve requirements under Regulation 22.040.  The pledges are treated as off-balance sheet financing although the Company agreed with the pledgors to repay the pledges or increase the reserve deposits in order to release the pledges. Interest accrues on the pledges at 1% per month and the interest is payable on the first day of every month. Victor and Terina Salerno renewed their certificate for one year and Robert and Tracey renewed their certificates for 60 days.

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

Results of Operations

We report our results of operations through three operating segments:  Wagering, Hotel/Casino and Systems. The Wagering Segment includes the operating results of the sports gaming wagers, including the mobile betting application, net of payouts and expenses. The Hotel/Casino Segment includes the casino, hotel, and food and beverage outlets operating results for Sturgeon’s Hotel / Casino. The Systems Segment includes the operating results of our system sales, installations, and maintenance activities.

Although numerous factors are taken into consideration, the operating income (loss) of the segment (the difference between revenues and costs and expenses) represents a significant profitability measure used by us in allocating resources and assessing performance of each segment. The following summarizes our comparative operating results for the three and nine month periods:

	Three Months Ended October 31,				Nine Months Ended October 31,
Summary	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues	$3,636,425	$3,239,377	$397,048	12.26	$8,979,683	$9,935,135	$(955,452)	(9.62)

Costs and Expenses	3,536,436	3,598,637	(62,201)	(1.73)	10,301,439	10,037,389	264,050	2.63
Other Expense	(326,305)	(90,158)	236,147	261.93	(488,818)	(183,618)	305,200	166.21

Loss Before Income Taxes	$(226,316)	$(449,418)	$223,102	49.64	$(1,810,574)	$(285,872)	$(1,524,702)	(533.35)

For the Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

Revenues

Wagering Segment revenues for the three months ended October 31, 2010 increased $445,296 (23%) over the three months ended October 31, 2009.  The increase is attributed to a higher than average win percentage of 7.2%, compared to 4.8% in the prior year’s quarter, partially offset by a $95,179 (-28%) decrease in race commissions mirroring the industry trend in the popularity of race wagering. During the quarter we launched the LEROY’S® APP© mobile phone betting application, and we believe that the initial launch has been well received by the market. As a result of this new product, our phone account wagering handle for the quarter has increased 58.2% with an average phone account wager nearly five times greater than our average wager. As we expand to new operating systems and carriers providing the application, we expect that our phone account wagering should continue to increase; however, no assurances can be given that there will be commercial acceptances of the LEROY’S® APP© or that other competing mobile applications will not be developed that adversely offset the commercial acceptance of our mobile application.

The Hotel/Casino Segment revenues decreased by $1,874 compared to the prior year’s quarter with a decrease in casino revenues of $45,178 (-16%) offset by increase in hotel and food and beverage revenues. Casino revenues and handle decreased due to lower customer spending caused by the current economic conditions in the area. Hotel revenues increased $11,557 (8%) due to higher occupancy consistent with area and national trends. Food and beverage revenues increased $31,747 (17%) as a result of special promotions offered to generate additional customer visits to the property from local residents and truckers traveling along I-80 corridor.

Systems Segment revenues for the three months ended October 31, 2010 decreased by $46,374 (7%) over the three months ended October 31, 2009. The decrease is attributable to reduced equipment and software license sales, and a reduction in maintenance fees. Typically, maintenance fees account for more than 90% of the revenues of this segment.

Costs and Expenses

Wagering Segment total costs and expenses for the three months ended October 31, 2010 decreased $115,494 (-6%) over the three months ended October 31, 2009. This decrease is attributed primarily to staff reductions and lower costs per wagering transaction ($98,803), fewer leased locations ($19,906), and lower track fees and programs related to horse racing. These cost reductions were partially offset by higher taxes related to the increase in sports revenue and advertising and marketing expenses related to the launch of the LEROY’S® APP©. Our transaction costs related to phone account wagering are substantially less than a transaction conducted at one of our physical locations which contributed to lower payroll and rent expense for the quarter ended October 31, 2010 as compared to the prior year’s quarter. Selling, general and administrative costs increased slightly by $3,600. Depreciation and amortization expense decreased by $17,068 as certain fixed assets became fully depreciated.

Hotel/Casino Segment total costs and expenses for the three months ended October 31, 2010 increased by $44,042 (7%) primarily due an increase in food and beverage costs related to the increase in food and beverage revenues and an increase in payroll expense.

Systems Segment costs and expenses for the three months ended October 31, 2010 increased $9,251 (1%) over the three months ended October 31, 2009, due to an increase in net rent expense resulting from the loss of a sublease, partially offset by reductions in payroll expense and research and development costs. The cost of systems sales in total and by component is not significant.

Other income and (expense)

The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income is primarily attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve and is immaterial.

Interest Expense increased $50,277 due to interest paid on pledged deposits and the Alpine loan.

The estimated fair value of the Warrant Liability increased because the trading price of the Company’s common stock increased substantially as compared to the price at the grant date, resulting in a loss of $201,547 for the current quarter.

Litigation expense includes $2,928 of settlement interest for the third quarter of fiscal 2011 and $16,866 for the same three month period of the prior fiscal year related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carry-forwards and changes in deferred tax activity.

For the Nine Months Ended October 31, 2010 Compared to the Nine Months Ended October 31, 2009

Revenues

Wagering Segment revenues for the nine months ended October 31, 2010 decreased $765,267 (-13%) as compared to the nine months ended October 31, 2009.  This decrease is attributed to a decrease in sports wagering handle of $5,403,673 (-6%), not necessarily indicative of change in revenues or profits due to the volatility of the win percentages, and an average win percentage of 5.07% compared to 5.26% in the prior year’s period.  The significant factors contributing to the changes in the win percentage are:

•                  The Major League Baseball Season was bettor-favorable, with stronger pitching and a decline in home-runs.

•                  A change in the wagering patterns of Bettors continues a trend toward more conservative wagers, which are less profitable to the Company, contributing to the lower hold percentage.

•                  A significant increase in the win percentage for football of 6.6% compared to 3.2% in the prior year’s period.

•                  Our race commissions for the nine month period were down $326,837 (-29%) from the prior year’s nine month period as we continue to experience the downward trend in race wagering.

The Hotel/Casino Segment revenues decreased $178,847 (-10%), including a $186,917 (-21%) decline in casino revenue caused by lower wagering activity and customer spending, lower hotel occupancy for the nine months ended October 31, 2010 as compared to the nine months end October 31, 2009, all of which is primarily due to general economic conditions and decreased travel causing hotel revenues to decline $34,717 (-8%). These declines were partially offset by an increase in food and beverage revenues of $42,787 (8%), as we continue to market our restaurant to generate increased visitation from local residents and truckers traveling along I-80 corridor.

Systems Segment revenues for the nine months ended October 31, 2010 decreased $11,338 (0.5%) as compared to the nine months ended October 31, 2009.  The decrease is attributable to a reduction in maintenance fees, which was offset by an increase in sales of equipment and equipment rentals. Typically, maintenance fees account for more than 90% of the revenue for this segment.

Costs and Expenses

Wagering Segment costs and expenses for the nine months ended October 31, 2010 decreased $149,268 (-3%) over the nine months ended October 31, 2009. This decrease is attributed to staffing reductions $156,000, fewer location rentals $17,300, and lower pari-mutuel horse racing expenses, partially offset by increases in advertising and marketing expense of  $45,301. Selling, general and administrative costs increased $80,777 (10%), due to the corporate allocation related to increases in payroll, professional services, and insurance. Depreciation and amortization expense decreased by $35,244 as certain fixed assets became fully depreciated.

Hotel/Casino Segment costs and expenses for the nine months ended October 31, 2010 increased by $96,295 (5.29%) primarily due an increase in food and beverage costs related to the increase in revenues, payroll expense, and repairs and maintenance. Increases were partially offset by reductions in taxes and utilities.

Systems Segment costs and expenses for the nine months ended October 31, 2010 increased $317,023 (13%) over the nine months ended October 31, 2009, due to increased research and development activities related to the development of the LEROY’S® APP©, higher net rent expense due to the loss of sublease income, and an increase in the corporate allocation related to increases in payroll expense, professional services, and insurance. The cost of systems sales in total and by component is not significant.

Other income and (expense)

The other income and (expense) categories are primarily administrative in nature and, as such, are not directly attributable to any operating segment.  Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

Interest Income is primarily attributable to interest earned on restricted cash deposits required for the Regulation 22.040 reserve was decreased by $3,640 for the nine months ended October 31, 2009 due to lower interest rates on depository accounts.

Interest Expense increased $91,760 (43%) due to interest paid on pledged deposits and the Alpine loan.

The estimated fair value of the Warrant Liability increased because the trading price of the Company’s common stock increased as compared to the price at the grant date, resulting in a loss of $166,547 for the nine months ended October 31, 2010.

Litigation expense includes $13,614 of settlement interest for the nine months ended October 31, 2010 and $43,283 for the nine months ended October 31, 2009 related to the Racusin matter.  This is considered a non-operating expense because this settlement related to a capital raising activity.

Other Income and Expense decreased $72,922, as compared to the nine months ended October 31, 2009 due to a loss on the sale of slot parts and equipment coupled with a rent adjustment made in the prior nine months ended October 31, 2009.

Income tax expense (benefit).  The Company’s effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to the utilization of NOL carry-forwards and changes in deferred tax activity.

Critical accounting estimates and policies.

Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods, except with regard to the estimated effects if any on estimated costs associated with the Racusin litigation discussed elsewhere herein.  The following summarizes our critical estimates and policies.

Wagering

We record wagering revenues in compliance with Nevada law and the regulations of the Nevada gaming regulators.  For sports and non-pari-mutuel race, we use an accrual method whereby the handle (total amount wagered) is recognized on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers.  This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period.  For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.  Other sources of revenue are relatively insignificant.

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

The Company’s software licensing agreements do not require significant production, modification, or customization of the software and, except for maintenance services consistently priced on a per terminal license basis at a standard price per unit across our entire customer base. The Company’s software arrangements do not provide licenses for any other software deliverables. Once in use, changes to the software occur infrequently and typically consist of only minor debugging or patch fixes for a period contractually limited to 90 days following the purchase. Subsequent minor and infrequent modifications are considered part of the support service and included in the maintenance fee. In the unlikely event of a major upgrade (modification) to the software is developed, customers would be given the opportunity, but are not required, to purchase it separately and to enter into a new software license agreement. Occasionally, however, a customer will request a custom enhancement and such enhancements are developed and billed separately and are accounted for as sales and recognized as revenue upon installation and acceptance by the customer.

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

Warrant Liability

In conjunction with the Alpine loan, the Company issued warrants to Alpine, which entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 15, 2015.  Using the Black-Scholes valuation model and “Level 2” measurement inputs as defined in general accepted accounting principals, including a risk-free interest rate of 4%, expected warrant life of five years, and a stock price volatility factor of 206%, the warrants were originally valued at $129,478 and recorded as a warrant liability. The resultant liability is revalued at each balance sheet with the change charged or credited to earnings and debt discount, which is amortized as interest expense over the repayment term of the loan using the effective interest method.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based on that evaluation, we concluded that the disclosure controls and procedures were not effective, given a group of deficiencies collectively considered to be a material weakness in the internal control over financial reporting that management and the Company’s independent registered accounting firm have identified as of January 31, 2010, which have not been fully mitigated as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended October 31, 2010, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. There were no material changes to those risk factors during the nine months ended October 31, 2010, except as discussed below:

We Cannot Guarantee the Success or Growth of The LEROY’S® APP©.

The market for downloadable applications permitting legal sports wagering from a mobile device is a new market in the United States.  No assurances can be given that there will be commercial acceptances of the LEROY’S® APP©, that other competing mobile applications will not be developed that adversely affect the commercial acceptance of our mobile application, or that our ability to capitalize on any available growth opportunities will not be adversely affected by other risk factors previously discussed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated:	December 20, 2010

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer