Form 10-K/A
period 2010-01-31
AMERICAN WAGERING INC
filed 2011-05-11
CIK 1005214

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

 Explanatory Note

        This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to our Annual Report on Form 10-K for the year ended January 31, 2010, which was filed with the Securities and Exchange Commission on May 7, 2010 (the "Original Form 10-K"), is being filed: (i) to amend Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations by inserting additional information in the "Overview" section regarding the cancelled sales agreement for Sturgeon's Inn & Casino and by adding a reference in the "Liquidity and Capital Resources" section to our discussion regarding the reserves required by Nevada Gaming Commission Regulation 22.040; and (ii) to amend Part II, Item 8—Financial Statements and Supplementary Data to add the presentation of diluted net loss per common share in the Consolidated Statements of Operations and to expand the discussion in note 1 in the Notes to Consolidated Financial Statements. This Form 10-K/A responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of the Original Form 10-K. Except as identified above, no other items included in the Original Form 10-K have been amended and this Form 10-K/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the Original Form 10-K.

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

        During Fiscal 2010, the Company received an unsolicited offer to sell Sturgeon's and entered into a conditional sales agreement which was cancelled shortly thereafter due to the proposed buyer's inability to obtain financing. We entertained the offer because the $2.2 million offering price in our opinion was favorable given the depressed market in Northern Nevada and the fact that the sale would have improved the Company's liquidity if the transaction had been consummated. While we considered the idea of selling Sturgeon's for a brief time thereafter and would not arbitrarily dismiss other unsolicited offers, Sturgeon's is not currently being marketed and we have no immediate plans for selling it.

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

Liquidity and Capital Resources

        The United States is currently experiencing an economic downturn accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows, including, the principal officer's ability to continue to provide financial support for the Company, as in the past, and other access to capital or credit financing, cannot be estimated at this time but may likely be significant. For additional information, see Regulation Regarding Reserves below.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
REVENUES:
Wagering	$9,235,783	$9,115,501
Hotel/Casino	2,289,646	2,677,644
Systems	3,023,026	3,695,255

	14,548,455	15,488,400

OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	6,381,494	8,576,477
Hotel/Casino	1,831,136	2,060,634
Systems	862,939	1,113,187

	9,075,569	11,750,298

Operating Expenses:
Research and Development	672,899	591,121
Selling, General and Administrative	2,723,004	3,232,566
Depreciation and Amortization	946,818	1,027,551

	4,342,721	4,851,238

OPERATING INCOME (LOSS)	1,130,165	(1,113,136)

OTHER INCOME (EXPENSE):
Interest Income	8,476	45,835
Interest Expense	(296,208)	(273,215)
Litigation Income (Expense)	59,951	299,847
Other	81,322	112,566

	(146,459)	185,033

INCOME (LOSS) BEFORE TAXES	983,706	(928,103)
TAX PROVISION	—	71,481

NET INCOME (LOSS)	$983,706	$(999,584)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$0.10	$(0.14)

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

        In other words, revenue is not recognized until it is realized or realizable and earned. The Company recognizes revenue when related assets held are readily convertible to known amounts of cash or claims to cash, and revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the revenues.

        The Company's software licensing arrangements do not require significant production, modification, or customization of the software and, except for maintenance services consistently priced on a per terminal / license basis at a standard price per unit across our entire customers base, the Company's software arrangements do not provide licenses for any other software deliverables. Practically speaking, there are no software upgrades available once the hardware and applicable software license are purchased. Once in use, changes to the software occur infrequently and typically consist only of minor debugging or patch fixes for a period contractually limited to 90 days following the purchase. Subsequent minor and infrequent modifications are considered part of the support service and included in the maintenance fee. In the unlikely event that a major upgrade (modification) to the software is developed, customers would be given the opportunity, but are not required, to purchase it separately and to enter into a new software license agreement. Occasionally, however, a customer will request a custom enhancement. Such custom enhancements are developed and billed separately and are accounted for as sales and recognized as revenue upon installation and acceptance by the customer.

        The Company does not earn or collect the software license and equipment fees over the life of the agreement (the stated initial term is 60 months but automatically renews for consecutive one-year periods indefinitely, without additional cost to the customer, until cancelled by the customer with

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2010 AND 2009

1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

appropriate written notice, and thus is, in substance, perpetual), or recognize revenue prior to inception of the license; rather, these fees are earned and paid upon installation, which coincides with the commencement of the license.

        The only fees that are recognized over time are for the maintenance services. Certain amounts in a few, but not all maintenance agreements, could, under one very remote condition that has never occurred (an intellectual property infringement claim that required software to be taken out of service and which could not be replaced within a specified time period), be refundable. A customer may not unilaterally cancel its maintenance agreement at any time. Non-payment would result in a breach of the agreement, and the Company may seek to enforce its legal and equitable contract rights.

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

        The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees. The risk-free rate used was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for the Company over the past two years. The expected dividend yield is based on the historical information that the Company did not have dividends in prior years.

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

Net Income (Loss) Per Common Share

        Basic income or (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Except for loss periods, net income per common share considers potentially dilutive securities, which consist solely of stock options of 400 and 900 at January 31, 2010 and 2009, respectively. Such potentially dilutive common shares are excluded from the diluted net loss per share calculation to avoid an anti-dilutive effect.

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

3. Debt (Continued)

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

        (a)(3) and (c)    Exhibits

Exhibit Number		Description
2.1	*	Restated Amended Joint Plan of Reorganization of American Wagering Inc. and Leroy's Horse & Sports Place, Inc. (see Exhibit 2.1 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

3.1	*	Amended and Restated By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed November 20, 2007, SEC File No. 000-20685)

3.2	*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)

3.3	*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)

10.1	*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Schedule 14A filed October 16, 2001, SEC File No. 000-20685)

10.2	*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)

10.3	*	Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.4	*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)

10.5	*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)

Exhibit Number		Description
10.6	*(A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)

10.7	*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.8	*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.9	*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.10	*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.11	*	Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.12	*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.13	*	Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)

10.14	*	Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 10.18 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.15	*	Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.19 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.16	*	Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule (see Exhibit 10.21 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.17	*	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada (see Exhibit 10.1 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

10.18	*	Commercial Guaranty, dated May 5, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.2 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

Exhibit Number		Description
10.19	*	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.3 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)

10.20	*	Loan Agreement from Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)

10.21	*(A)	Amendment to Executive Employment Agreement of Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)

10.22	*	Separation Agreement between American Wagering, Inc. and Melody Sherrill dated February 24, 2010 (See Exhibit 10.1 to form 8-K filed February 24, 2010, SEC File No. 000-20685)

10.23	*	Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Robert and Tracey Kocienski dated December 10, 2009 (see Exhibit 10.2 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)

10.24	*	Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Victor and Terina Salerno dated December 10, 2009 (see Exhibit 10.1 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)

10.25	(A)*	Employment Agreement Termination and Offer of Employment between American Wagering, Inc. and Bruce Dewing, effective December 29, 2009 (see Exhibit 10.25 to Form 10-K filed May 7, 2010, SEC File No. 000-20685)

10.26	*	Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010 (see Exhibit 10.26 to Form 10-K filed May 7, 2010, SEC File No. 000-20685)

14.1	*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)

21.1	*	Subsidiaries of American Wagering, Inc. (see Exhibit 21.1 to Form 10-K filed May 4, 2009, SEC File No. 000-20685)

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

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

May 11, 2011	AMERICAN WAGERING, INC.
	By:	/s/ VICTOR SALERNO Victor Salerno President, Chief Executive Officer, and Chairman of the Board of Directors

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR SALERNO Victor Salerno	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 11, 2011
/s/ ROBERT KOCIENSKI Robert Kocienski	Chief Operating Officer and Principal Financial Officer (Principal Financial and Accounting Officer)	May 11, 2011

 EXHIBIT INDEX

Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350