Form 10-Q/A
period 2010-04-30
AMERICAN WAGERING INC
filed 2011-05-11
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended April 30, 2010, which was filed with the Securities and Exchange Commission on June 22, 2010 (the “Original Form 10-Q”), is being filed to amend Part I, Item 1 - Financial Statements to (i) add the presentation of diluted net loss per common share in the Consolidated Statements of Operations and the related note 2 in the Notes to Consolidated Financial Statements, and (ii) re-title and expand note 5 in the Notes to Consolidated Financial Statements regarding stock options, other equity transactions and subsequent events. This Form 10-Q/A responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of the Original Form 10-Q. Except as identified above, no other items included in the Original Form 10-Q have been amended and this Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the Original Form 10-Q.

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

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,
	2010	2009
REVENUES:
Wagering	$1,499,992	$2,006,246
Hotel/Casino	457,459	563,347
Systems	905,382	763,196
	2,862,833	3,332,789
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,442,797	1,613,791
Hotel/Casino	434,090	444,791
Systems	247,349	197,390
	2,124,236	2,255,972
Operating Expenses:
Research and Development	161,082	138,845
Selling, General and Administrative	840,047	623,748
Depreciation and Amortization	234,575	251,491
	1,235,704	1,014,084

	3,359,940	3,270,056

OPERATING INCOME (LOSS)	(497,107)	62,733

OTHER INCOME (EXPENSE):
Interest Expense	(79,420)	(69,760)
Litigation Expense	(6,137)	(9,601)
Interest and Other Income	4,850	53,137

NET INCOME (LOSS)	$(577,814)	$36,509

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED	$(.07)	$0.00

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

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Such potentially dilutive common shares are excluded from the diluted net loss per share calculation to avoid an anti-dilutive effect. The amount of potentially anti-dilutive common shares that have been excluded from diluted net income (loss) per share was 647,299 and 648,899 at April 30, 2010 and 2009, respectively.

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

5.  Stock Options, Other Equity Transactions, and Subsequent Events

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

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services. The shares were valued at $0.15 per share ($37,500) based on the trading price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing.

On June 11, 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine Advisors, LLC (“Alpine”) that entitled but did not obligate Alpine to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. This transaction which occurred subsequent to April 30, 2010, has not yet been valued as of the filing of this Form 10-Q. The principle amount of the loan plus interest at 15% is due June 17, 2010 (six days following issuance) and then on demand. If no demand, interest is to be paid weekly at the rate of 22% per annum. The estimated value of the warrants will be amortized to interest expense over the expected repayment term of the loan which is estimated to be 12 months.

Also, services contributed by Victor and Terina Salerno and credited to additional paid-in capital during the three months ended April 30, 2010 and 2009 totaled $42,813 and $51,622.

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

10.3

Secured Promissory Note by and between American Wagering, Inc. and Alpine Advisors LLC dated June 11, 2010 incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on June 22, 2010.

10.4

Warrant Agreement by and between American Wagering, Inc. and Alpine Advisors LLC dated June 11, 2010 incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on June 22, 2010.

10.5

Change of Terms to Line of Credit dated April 21, 2010 between American Wagering, Inc. and Victor Salerno incorporated by reference to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on June 22, 2010.

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

AMERICAN WAGERING, INC.

Dated:	May 11, 2011

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer