Form 10-K
period 2011-01-31
AMERICAN WAGERING INC
filed 2011-05-18
CIK 1005214

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 30, 2010, based on the closing price of the Over-The-Counter Bulletin Board of $0.17 per share was $751,506.

         As of May 16, 2011, the number of outstanding shares of the registrant's common stock was 8,404,879.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

        This Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by references, certain "forward looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risk and uncertainties and reflect our current expectation regarding our future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "outlook," "will," "could," "would," "remains," "to be," "plans," "believes," "may," "expects," "intends," "anticipates," "estimates," "future," "plan," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming," and similar expressions. These statements involve risks and uncertainties and reflect our current beliefs and are based upon information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies that could cause our actual result, performance or achievements, in fiscal year 2012 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: anticipated future sales or the timing thereof; the long-term growth and prospects of our business; the possible or potential legalization of sports wagering in other jurisdictions; the duration of unfavorable economic conditions which may reduce our product sales; the long term potential of the mobile sports wagering device application market and our ability to capitalize on any such growth opportunities; the completion and timing of the merger transaction with William Hill Holdings Limited; and the other factors identified in Item 1A-Risk Factors of this Form 10-K. The forward-looking statements in this report are based upon information available to us as of the date of this report, and we assume no obligation to update or revise any forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of our the future performance. and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause our actual results to differ materially from our current expectations.

        Unless the context requires otherwise, all references to the "Company," "AWI" "we," "us," and "our" include American Wagering, Inc. and its consolidated subsidiaries.

Item 1.    Business

Company History

        AWI was incorporated in the state of Nevada in August 1995. We earn our revenue through the consolidated operations of our wholly-owned subsidiaries, including Leroy's Horse & Sports Place, Inc. ("Leroy's"), Computerized Bookmaking Systems, Inc. ("CBS"), AWI Manufacturing, Inc. ("AWIM"), AWI Gaming, Inc. ("AWIG"), ExactGeo Media, LLC ("ExactGeo Media"), and Mobile Sports Fantasy, LLC dba PlayBETM ("PlayBETM"). Leroy's operates a network of 57 sportsbooks and mobile betting through the Leroy's® App©. CBS designs, produces, sells and services computerized wagering systems for the race and sports wagering industry. AWIM designs, produces, and sells self-service race and sports wagering kiosks. AWIG is the sole member of Sturgeons, LLC dba Sturgeon's Inn & Casino ("Sturgeons"), which AWIG owns and operates in Lovelock, Nevada. ExactGeo Media was recently formed to sell advertising in connection with our mobile betting capability, and PlayBETM is a contest, play-for-fun version of our mobile sports application.

Bridge Loan Agreement, Merger Agreement and Plan of Merger

        On April 13, 2011, we, William Hill Holdings Limited, a private limited company formed under the laws of England and Wales ("Parent"), and AW Sub Co., a Nevada corporation and an indirect wholly-owned subsidiary of Parent ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into AWI, with AWI surviving as a wholly-owned subsidiary of Parent (the "Merger").

        At the effective time of the Merger, each holder of outstanding shares of AWI common stock (other than (i) shares owned by Parent, Merger Subsidiary, or us or (ii) shares in respect of which dissenters' rights have been properly exercised under Nevada law) will be entitled to receive $0.90 in cash for each such share (which shares shall be automatically cancelled).

        Contemporaneous with the Closing (as defined in the Merger Agreement), Parent shall cause a wholly-owned subsidiary of Parent to pay to us an amount equal to the sum of (i) $1,416,200 and (ii) all of the additional accrued but unpaid interest on each share of preferred stock for the period from the execution of the Merger Agreement through the Closing Date (as defined in the Merger Agreement), which we will use at the Closing to redeem in cash from the holders of our preferred stock each issued and outstanding share of preferred stock. On or after the Closing, Parent shall cause the Surviving Corporation (as defined in the Merger Agreement) to honor the cashing of checks held by the holders of preferred shares representing accrued interest on the preferred shares for the period prior to the date of the execution of the Merger Agreement. At the Closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the Merger shall be cancelled and, in exchange therefor, the Surviving Corporation shall pay to each former holder as soon as practicable following the effective time of the Merger an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share of our common stock under such stock warrant or option, and (ii) the number of shares of our common stock subject to such stock warrant or option.

        The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the adoption of the Merger Agreement by our stockholders, which was effected on April 13, 2011 by the written consent of a majority of our stockholders, and no further approval of our stockholders is required to approve and adopt the Merger Agreement and the transactions contemplated thereby, (ii) the absence of any injunction or applicable law preventing consummation of the Merger, (iii) receipt of any required consents, approvals and licenses under the Nevada Gaming Control Act and the rules and regulations promulgated thereunder and applicable local gaming and liquor laws, ordinances and regulations, (iv) verification of the accuracy of the representations and warranties made by the Company, Parent and Merger Subsidiary, and (v) the performance, in all material respects, by each of the Company, Parent and Merger Subsidiary of all of its obligations, agreements and covenants under the Merger Agreement.

        The Merger Agreement contains customary representations and warranties. In addition, we have agreed to various covenants in the Merger Agreement, including, among other things, covenants (i) to conduct our business in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the Closing of the Merger and (ii) not to take certain actions prior to the Closing without the prior consent of Parent.

        Additionally, on April 13, 2011 (the "Bridge Loan Signing Date"), we and Parent entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") pursuant to which Parent agreed to loan to us funds in an aggregate principal amount of $4.25 million and, at the Parent's discretion, up to an additional $3.0 million (the "Bridge Facility"). The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement (subject to a six month refinancing period) and (iii) December 31, 2013, subject to certain extension mechanisms.

        Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compound on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid in kind and added to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.

        A principal amount equal to $4,250,000 was made available to us on the Bridge Loan Signing Date. The remainder of the Bridge Facility may be funded from time to time in Parent's sole discretion during the term of the Bridge Facility.

        In connection with the Bridge Loan Agreement, the Company entered into a Pledge Agreement and Security Agreement to secure the Company's obligations under the Bridge Loan Agreement. The pledged collateral under the Pledge Agreement includes (i) all right, title and interest of the Company (whether now or in the future) in (x) shares or other equity interests in the Company's wholly-owned subsidiaries, Leroy's, CBS, AWIM, AWIG, ExactGeo Media, and PlayBETM, or any warrants to purchase or depositary shares or other rights in respect of any such interests, and (y) all shares of stock, certificates, instruments or other documents evidencing or representing the same; (ii) all right, title and interest of the Company in and to all present and future payments, proceeds, dividends, distributions, instruments, compensation, property, assets, interests and rights in connection with or related to the collateral listed in clause (i), and all monies due or to become due and payable to the Company in connection with or related to such collateral or otherwise paid, issued or distributed from time to time in respect of or in exchange therefor, and any certificate, instrument or other document evidencing or representing the same (including, without limitation, all proceeds of dissolution or liquidation); (iii) all indebtedness from time to time owed to the Company; (iv) any and all rights, powers, remedies and privileges of the Company with respect to the foregoing; and (v) all proceeds of the foregoing.

        Pursuant to the Security Agreement, the Company, Leroy's, CBS, AWIM, ExactGeo Media, and PlayBETM (the "Grantors") granted Parent a first priority lien upon, among other things, the respective Grantor's right, title, and interest in and to all present and future (i) accounts, accounts receivable, and deposit accounts; (ii) chattel paper (whether tangible or electronic); (iii) equipment; (iv) goods and inventory; (v) certain intellectual property, including patents, trademarks, trade names, and copyrights; (vi) cash and cash equivalents; (vii) books and records relating to or in connection with the foregoing; (v) supporting obligations relating to any of the foregoing; and (vii) proceeds of all of the foregoing.

        The foregoing descriptions of the Merger Agreement and the Bridge Loan Agreement have been provided solely to inform investors and security holders with information regarding their terms. They are not intended to provide any other financial information about the parties thereto or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the Merger Agreement and the Bridge Loan Agreement were made only for purposes of those agreements and as of specific dates; were solely for the benefit of the parties thereto; may be subject to limitations agreed upon by such parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties thereto instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the parties or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date hereof, which subsequent information may or may not be fully reflected in public disclosures by the parties thereto. Our shareholders and other investors are not third-party beneficiaries under the Bridge Loan Agreement and/or the Merger Agreement and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of American Wagering, Inc., William Hill Holdings Limited, AW Sub Co., or any of their respective subsidiaries or affiliates. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provision are required to make the statements in this Form 10-K not misleading.

Race and Sports Wagering Revenue Segment

        Leroy's.    Leroy's was incorporated in the state of Nevada in November 1977. Leroy's, through a central computer system located at the Company's Las Vegas headquarters, operates a network of race and sport wagering facilities on the premises of non-restricted gaming locations throughout the state of Nevada. Leroy's offers a "turn-key" race and sports wagering operation that allows casinos to satisfy their patron's desire for race and sports wagering, without the casino bearing the risk and overhead associated with running the operation themselves. By combining volume from a large number of locations, the Company believes that Leroy's more effectively hedges risks and more efficiently covers fixed overhead. Keeping pace with the mobility trends of its bettors, Leroy's introduced the first sports betting application for a bettor's mobile phone, the LEROY'S® APP©, approved by the Nevada Gaming Authorities. Leroy's generates revenue from patron wagers less payouts.

Race and Sports Wagering Systems Segment

        CBS.    Founded in 1983, CBS designs, produces and services computerized wagering systems for the race and sports wagering industry. CBS is a leading race and sports equipment and software supplier in the State of Nevada. Accordingly, CBS services the majority of race and sports books in Nevada. We believe that the CBS Race and Sports System is the industry standard for race and sports content wager processing, delivery, and accounting. CBS also is the distributor of self-service race and sports wager kiosks, designed by AWIM. Additionally, CBS designed the first mobile sports betting application to receive approval from the Nevada Gaming Authorities, which is currently utilized by Leroy's. CBS generates revenue as it sells and maintains these sports wagering systems for the gaming industry.

        AWI Manufacturing, Inc.    AWIM designs self-service race and sports wagering kiosks. The kiosks interface with our customers' CBS Race and Sports Systems and they expand our customers' race and sports books' size and hours of operation without increasing the labor cost. The installation of kiosks in Leroy's locations assists in controlling personnel costs, lengthening hours of operation, increasing Leroy's visibility, and enhancing the convenience of the patron. The AWIM upright kiosk was jointly designed with a third-party vendor. Smaller self-service kiosks were placed in over 19 local bar locations during fiscal 2011.

Hotel/Casino Segment

        AWI Gaming, Inc.    AWIG is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon's Inn & Casino. AWIG's intended purpose was to acquire hotel/casino properties; although due to the economy and other financial reasons, no other acquisitions have occurred to date and none are anticipated in the near future.

        Sturgeons, LLC.    Sturgeons, LLC d/b/a Sturgeon's Inn & Casino ("Sturgeon's") is a hotel, casino and restaurant operation located in Lovelock, Nevada that was acquired on March 1, 2006.

Other activities (in the Race and Sports Wagering Revenue segment)

        ExactGeo Media, LLC.    Established in 2011 ExactGeo Media was formed to sell advertising in connection with our mobile betting application.

        Mobile Sports Fantasy, LLC dba PlayBETM.    Established in 2011, PlayBETM was formed to offer the public a contest, play-for-fun version of our mobile sports application, and we anticipate generating revenue from the sale of advertising placements on the contest application.

Sports Wagering

        Wagering on sporting events is currently legal in the states of Nevada, Delaware and in numerous foreign countries. Wagering on sporting events has increased significantly with cable and satellite television, and technological improvements. When sporting events are televised, there is increased exposure and interest, which, we believe, leads to increased sports betting.

        A sports wagering facility, or "sports book," is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a "balanced book" by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. Generally, a patron's odds (or point spread or the "line") are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or "moving" the line up or down to encourage wagering on a specific side or team. To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling, where profits result from patron play against a statistical advantage that the gambling operator (the "House") possesses; or in the case of pari-mutuel wagering, used by major North American Horse Racing Tracks, Dog Race Tracks, and Jai-Alai establishments, where the House receives a guaranteed percentage of the wagers for operating expenses, profit and taxes and the remainder is distributed to the winners. Nevada also now uses pari-mutuel wagering for betting on Dog Race Tracks.

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

        A sports book also attempts to limit the potential risk by setting game limits and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or "moved," to attract wagers on the "other" side. We believe that using a conservative strategy of placing limits on games mitigates a great portion of our risk of losing large sums of money in short time periods.

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

        We believe that Leroy's has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for bets placed over the telephone, which are currently accepted only from within Nevada. We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting our risk.

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

Pari-Mutuel Race Wagering

        In December 1997, Leroy's joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations. As of January 31, 2011, six licensed Leroy's locations, in association with a disseminator, offer pari-mutuel wagering on numerous events at racetracks throughout the country.

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

        The state of Delaware legalized limited sports wagering in September 2009. This potential new sports wagering jurisdictions and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position or results of operations.

        CBS and its CBS Race and Sports System face competition from large casinos that may develop their own race and sports wagering systems; an over-the-counter system offered by another company with approximately 10% of the market, and international race and sports service providers.

        AWIM competes with other manufacturers of self-service wagering kiosks.

        AWIG faces competition from other hotel/casino operators. Sturgeon's is the only hotel/casino operation in Lovelock, Nevada. While most of its revenues are generated from residents of that area, Sturgeon's also competes, to varying degrees, in the tourism market with casino facilities in Reno, Sparks, Fallon and Winnemucca. However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) compete for gaming patrons in this area.

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

Research and Development

        We incurred costs of $725,689 in research and development in the fiscal year ended January 31, 2011, as compared to $672,899 in the fiscal year ended January 31, 2010, all of which was expensed as incurred. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies such as the Leroy's® App©. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification, security, and wireless devices in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

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

        We have been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy's is licensed by the Nevada Gaming Authorities as the owner/operator of non-restricted race and/or sports book operations; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; AWIG is licensed by the Nevada Gaming Authorities as the sole member of Sturgeon's; Sturgeon's is licensed by the Nevada Gaming Authorities as the operator of non-restricted gaming operations at Sturgeon's Inn & Casino; CBS is not required to maintain any gaming-related licenses. Gaming licenses require the periodic payment of fees and taxes and periodic reviews by the gaming authorities. Furthermore, gaming licenses are not transferable.

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

Employees

        We had 168 full-time and 49 part-time employees at January 31, 2011, at all of our locations and subsidiaries, including our Sturgeon's property, of which 31 employees were full-time and 21 were part-time. None of our employees is represented by a labor union. We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements. At this time, we believe our employee relations are good.

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

If the Merger Contemplated by the Merger Agreement Does Not Occur, It Could Have a Material Adverse Effect on Our Business, Financial Condition, and Results of Operations

        There is no assurance that the Merger will occur or that the closing conditions of the Merger will be satisfied, including approval of the Merger by Nevada gaming regulators. The transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. We are subject to several risks as a result of the Merger Agreement and the Bridge Loan Agreement, including, but not limited to, the following, any of which could materially adversely affect our business, results of operations and financial condition:

  •
  If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

  •
  Certain costs related to the Merger and the Bridge Facility, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not completed;

  •
  Under circumstances as defined in the Merger Agreement, we may be required to reimburse expenses if the Merger Agreement is terminated;

  •
  If the Merger Agreement is terminated, the principal balance of the Bridge Facility, and all accrued interest, would become due and payable, and if we are unable to make such payment, Parent may foreclose on the collateral securing the obligations under the Bridge Loan Agreement;

  •
  Stockholder lawsuits may be filed against us in connection with the Merger Agreement;

  •
  Our management and employees' attention may be diverted from day-to-day operations; and

  •
  We may not be able to draw additional funds under the Bridge Facility, as additional advances are in Parent's sole discretion.

  •
  A failed Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

In addition, the process of consummating the Merger could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether the Merger will be completed may cause current and prospective employees and members of management to become uncertain about their future roles with the Company if the transaction is completed. This uncertainty could adversely affect our ability to retain employees, members of management, and our relationships with customers and vendors. The terms of the Merger Agreement and the Bridge Loan Agreement also limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, enter into or modify material contracts, grant liens on our assets, and effect any significant change in our corporate structure or the nature of our business. If the Merger is not consummated, we will continue to be a publicly traded company, and we may not be able to pay our debts as they come due, including the Bridge Facility.

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

Liquidity—If We Are Unable to Raise Additional Capital in the Near Term, We May be Unable to Satisfy Our Obligations as They Become Due

        At January 31, 2011, we had approximately $1.5 million in cash and equivalents, the majority of which is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand, operating cash flows, and potential financing to be provided in the Bridge Loan Agreement will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for fiscal 2012. No assurance can be given however that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development will or unforeseen events will not occur, that the outcome of litigation will be positive, that we will be able to borrow additional funds under the Bridge Facility, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We engaged a financial advisor on an exclusive basis to provide advisory services to us and we were successful in our efforts to find a strategic partner. See Item 1. Business—Bridge Loan Agreement, Merger Agreement and Plan of Merger above.

Risk of Loss due to Racusin Litigation

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum. We moved for rehearing in spring 2010, and at the hearing the Court verbally indicated an intent to vacate the August 18, 2009 order granting summary judgment in favor of Racusin, with the order subsequently entered on December 23, 2010. Based upon the Court's December 23, 2010, finding that an issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Adversary during the period between the Bankruptcy Appellate Panel's subordination decision and the Ninth Circuit Court of Appeal's decision to reverse the Bankruptcy Appellate Panel, we filed a motion for summary judgment seeking dismissal of Racusin's still pending complaint of breach of the Settlement Agreement, and further relief on and discharge pursuant to the Interpleader Action. With respect to our claim for relief on the Interpleader Action, we contend that Racusin is not entitled to recover interest on the payment obligation that allegedly accrued during the time when we previously deposited with the Court the 250,000 shares of AWI common stock through the date of entry of the Deposit Order on November 5, 2007, when the stock was exchanged for cash (i.e., "Gap Period") and the interest that allegedly accrued during that period ("Gap Interest"). It is our position that if the Court disallows Gap Interest, or allows for an equivalent offset in restitution, we would have satisfied our entire obligation in full under the Settlement Agreement as of November 2010, and we would, therefore, be entitled to a refund of overpayments it made into the Court after November 2010. In the event the Court disagrees with our position, we would argue that we are current on payments, and that we will have paid off our entire remaining obligation in full under the Settlement Agreement by June 2012, at the current rate. If the Court determines we owe additional amounts, we believe that we have sufficient amounts allocated from the Bridge Facility to pay such obligations when due in accordance with the current payment terms.

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

        As of January 31, 2011, we had cash reserves and pledge agreements totaling $2.4 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $2.4 million amount consisted of our reserve account of $1.7 million held at Nevada State Bank and pledged certificates of deposit totaling $700,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. However, there is no guaranty that these pledges will continue. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011. We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

We Have Had a History of Significant Losses and We May Incur Additional Losses in the Future

        For the fiscal years ended January 31, 2011 and 2010, we have incurred net loss of $3.3 million and a net income of $1.0 million, respectively. From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit of $15.6 million. For the fiscal years ended 2001 though 2011, the Company recorded net income for six of those years and net losses for five of those eleven years. While we have implemented strategies to improve future operations including, but not limited to the following: increasing financial analysis and focusing on cost reductions; eliminating unprofitable sports book locations; investing in newer, more profitable sports book locations; investing in additional research and development aimed at new markets and technologies; and settling litigation matters; there is no assurance that such strategies will be successful. Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results. The timing of the sales of equipment compared to the timing of expenses incurred may also negatively affect our financial results. Changes in our business systems, competition, or technologies affecting our products could also negatively impact our financial results. In order for us to again achieve profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

We Are Subject to Potential Fluctuations in Results

        Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installations for CBS equipment. All of the Company's wagering revenue comes from its Nevada race and sports books and nearly 19% of that is derived from professional football events. If the professional football season were to be interrupted, including by the current NFL lockout, this could have significant adverse impact on future operations. Management also estimates that a significant amount of our Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, we generate substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. In addition, we take risks by accepting wagers on the outcome of various sporting events. Fluctuations in the levels of the amounts wagered during particular times of the year and the win percentage of the wagers contribute to variations in financial results. While we have instituted measures to lessen the risk, there is no assurance that we will be able to win more of the wagers than we lose. In addition, our inability to manage the timing of the release of new products and installations can cause fluctuations in results.

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

        The state of Delaware legalized sports wagering in the form of parlay cards on professional football in 2009. This new sports wagering jurisdiction and expanded internet sports wagering could potentially reduce the amount of wagers placed in Nevada. However, this expansion could also represent expansion opportunities for our Company, but there can be no assurance that this will create a positive impact on our financial position.

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

We Cannot Guarantee the Success or Growth of The LEROY'S® APP©.

        The market for downloadable applications permitting legal sports wagering from a mobile device is a new market in the United States. No assurances can be given that there will be commercial acceptances of the LEROY'S® APP©, that other competing mobile applications will not be developed that adversely affect the commercial acceptance of our mobile application, or that our ability to capitalize on any available growth opportunities will not be adversely affected by other risk factors previously discussed. Depending on its market acceptance, the release of the LEROY'S® APP© may limit our aggressiveness in adding new Leroy's locations.

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

An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

        Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly those casinos with race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. The number of visitors to Las Vegas increased 2.7% for the year ended December 31, 2010, and gaming revenues were flat in 2010 compared with 2009 according to the Las Vegas Convention and Visitors Authority.

We May Experience Deficiencies in Disclosure Controls and Internal Controls Over Financial Reporting, Leading to a Material Weakness

        As of January 31, 2011, we determined that our disclosure controls and internal controls over financial reporting were not effective. See Part II, Item 9A—Controls and Procedures.

        Over the past few years, we have reduced staffing hours worked in the accounting and revenue auditing areas in response to macroeconomic conditions that affected Nevada's gaming, travel, hospitality, leisure, and construction industry and resulted in a weakened local economy. In addition our Chief Financial Officer resigned in February 2010. The lack of adequate staffing may cause existing controls to erode, possibly leading to a deficiency in disclosure controls and internal controls over financial reporting. While every effort will be made to monitor and retain these controls, there can be no assurance that we will have effective internal controls over financial reporting.

        We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We have and will continue to incur a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including our management's annual review and evaluation of our internal control systems.

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

We Are Largely Dependent on Current Management

        Our success is largely dependent on the efforts of Victor Salerno, our Chief Executive Officer and Chairman of the Board. Although we maintain a "key person" life insurance policy and have an employment agreement with Mr. Salerno, the loss of Mr. Salerno's services could have a materially adverse effect on our business. Changes in the remainder of key management, or other key personnel or their compensation also contribute to this risk factor.

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

The Market for Our Common Stock Is Limited

        Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. It is likely that the Merger consideration will act as a cap on the market price of our common stock until the Merger is consummated or the Merger Agreement terminated. Therefore, it is unlikely that anyone selling shares of our common stock before consummation of the Merger will receive more than $0.90 per share. Upon consummation of the Merger, we will no longer be a public company.

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

We Do Not Intend to Pay Cash Dividends. As a Result, Stockholders Will Benefit from an Investment in Our Common Stock Only if It Appreciates in Value

        We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. Our ability to declare dividends is restricted under the terms of the Merger Agreement and the Bridge Loan Agreement as well. We currently intend to retain any future earnings to finance our operations and further expand and grow our business, including growth through acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot assure you that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Litigation May Subject Us to Significant Expenses and Liability

        From time to time in the course of our business, we may be subject to litigation claims or other legal disputes, which may not be covered under our insurance policies or as to which our insurance carriers may seek to deny coverage. We also may be subject to lawsuits filed in connection with the Merger Agreement. Consequently, due to actions from third parties, we might incur adverse judgments, costly settlements or significant legal fees, any or all of which might have a material adverse effect on us. See Item 3. Legal Proceedings.

Item 1B.    Unresolved Staff Comments

        Not required.

Item 2.    Properties

        Our corporate office is located in a 25,861 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building, which was deferred and amortized against lease expense over the initial lease term (5 years). CBS leases the building from the new owner for rent in the amount of $32,339 per month (triple net). The lease had an initial term which expired February 1, 2010, with options for two additional five-year terms. We exercised the first option and extended the lease for five years until February 1, 2015. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month) and to Leroy's (6,769 square feet; $11,014 per month) In addition, CBS leases 1,847 square feet of office and warehouse space in Reno, Nevada to provide 24 hour maintenance service to our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 20 and 21, Reno, Nevada. CBS pays a combined rent of $1,709 per month plus utilities, for the twelve month period ending September 30, 2011, when the lease will expire.

        Leroy's operates race and/or sports books subject to lease agreements primarily with the host casino operators. The average book occupies approximately 300 square feet, with individual books ranging from 100 to 10,000 square feet.

        Sturgeon's is located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet and is the security for a $1.5 million loan with Nevada State Bank, having a 20-year amortization with a 5-year maturity at a fixed interest rate of 6.9% per annum which the bank reduced from 8% in October 2010.

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

BETM—Fiscal Year Ending January 31, 2011 Quarter Ended	High $	Low $
April 30, 2010	0.30	0.12
July 31, 2010	0.40	0.14
October 31, 2010	0.63	0.13
January 31, 2011	0.60	0.27

BETM—Fiscal Year Ending January 31, 2010 Quarter Ended	High $	Low $
April 30, 2009	0.30	0.12
July 31, 2009	0.20	0.10
October 31, 2009	0.18	0.11
January 31, 2010	0.15	0.08

        We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

        (b)    Holders.    As of January 31, 2011, there were 57 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

        (c)    Dividends.    Holders of our common stock are entitled to receive dividends, as and when declared by our Board of Directors, out of funds legally available therefore, subject to the dividend and liquidation rights of preferred stock issued and outstanding. We have never declared or paid any dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. Our ability to declare dividends is also restricted under the terms of the Merger Agreement and Bridge Loan Agreement.

Item 6.    Selected Financial Data

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Merger Agreement.    On April 13, 2011, we entered into the Merger Agreement, which provides for the Merger of the Company with and into Merger Subsidiary with the Company surviving as a wholly-owned subsidiary of Parent. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $0.90 in cash, and the Company will cease to be a publicly traded company. In connection with the Merger Agreement, we entered into the Bride Loan Agreement pursuant to which Parent agreed to loan to us funds in an aggregate principal amount of $4.25 million and, at the Parent's discretion, up to an additional $3.0 million. The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement (subject to a six month refinancing period) and (iii) December 31, 2013, subject to certain extension mechanisms.. For a description of the Merger Agreement and the Bridge Loan Agreement, see Part I, Item 1—Business.

        Overview.    AWI is a leader in the design, development, and marketing of sportsbook accounting systems (equipment and software) as well as the leading independent sportsbook operator in Nevada. Our business operations involve many aspects of the race and sports book industry operated by our subsidiaries, Leroy's, CBS, and AWIM. Our customer base is segmented into two categories: the Contract Customers and the Bettors.

        Leroy's provides a turn-key race and sports book solution to our Contract Customers who do not desire to operate a book on their own. Leroy's operates a network of 57 sportsbooks, generating revenue from Bettors' wagers less pay outs. We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing new convenience-driven products for the Bettors, and (iii) continuing to increase efficiencies through self-service products such as AWIM's kiosk and the LEROY'S® APP©, which are described below. Based on our strategy, the number of race and sports books operated by Leroy's may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy's will be able to add new locations and/or that any existing locations or new locations so added will be profitable, and the release of the LEROY'S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

        CBS develops, sells and maintains computerized race and sports wagering systems for the gaming industry, namely our Contract Customers who want to operate their own race and sports book. CBS also markets, distributes, installs, and maintains AWIM's kiosks, which assists the Company in controlling personnel costs by eliminating duplicate job positions. AWIM has the following three models of kiosk.

  •
  Upright kiosk, which was jointly developed with a third party, is a free standing wagering kiosk and most frequently used by Leroy's and our Contract Customers to expand the reach of the race and sports book throughout the casino floor.

  •
  Carrel kiosk is designed for the race bettor who never wants to leave his race carrel. The carrel kiosk allows him to place race and sports bets from the comfort of his race carrel, watch the races (or sporting events), and check results.

  •
  Wall-mount kiosk is designed for space conscious environments and can be mounted on or built into a wall to give a seamless, integrated look. Demand for the Wall-mount kiosk is greatest by Leroy's locations in bars and taverns. These Leroy's locations utilize the Wall-mount kiosk in conjunction with telephone account wagering, where the Bettor establishes a wagering account and then can bet from his account while watching the sporting event at his favorite bar or tavern that has a Leroy's Wall-mount kiosk.

        The LEROY'S® APP©.    On August 31, 2010, we announced the introduction of the LEROY'S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY'S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. The LEROY'S® APP© was developed for Leroy's by CBS and we have a patent pending on the intellectual property. We have been approved by the Nevada Gaming Control Board to make the application available on Research In Motion's BlackBerry devices and Google's Android operating system v. 2.1 and newer. Additionally, we have been approved for use on the Samsung Galaxy Tablet, which uses Google Android operating system.

        Sturgeon's operates the hotel/casino in Northern Nevada and is heavily dependent on the drive-through market on I-80. Sturgeon's continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures. Accordingly, these factors will likely continue to have affect on our business conditions and financial performance.

Liquidity and Capital Resources

        On April 13, 2011, we entered into the Merger Agreement and the Bridge Loan Agreement. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) we may be required to reimburse Parent and its affiliates for all of their reasonable out-of-pocket fees and expenses up to $250,000 and (b) Parent may be required to pay us a termination fee of $1.5 million, which amount shall be subject to offset to any amounts owed by us in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, we will continue to be a publicly traded company, and we may not be able to pay our debts as they come due, including the Bridge Facility. Upon a default under the Bridge Facility, Parent may foreclose on the collateral securing our obligations, which includes all of the equity interests in our wholly-owned subsidiaries.

        In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company's principal officers. Recently the Company entered into the Bridge Loan Agreement that should satisfy the Company's need for liquidity at least through the next year. More specifically, in April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), for rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) leaving approximately $1.95 million available for future cash flow requirements. The Bride Loan Agreement also reduces the Company's dependence on its principal officer's ability to continue to provide financial support. There is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in Parent's sole discretion.

        In addition, we see signs of slight improvements in the global macroeconomic factors that have negatively affected our country, Nevada, and the Company for the past three years. We continue to monitor these signs of improvement such as lower unemployment and increased passenger traffic at McCarran International Airport that may provide new opportunities for our self-service kiosks and mobile technologies as our Contract Customers remain conservative in their capital spending but are seeking meaningful ways to bring innovative betting technology to their casino floor. We cannot be certain as to the timing or the scope of such opportunities in light of (i) the ongoing restricted credit market facing certain of our Contract Customers and the risk of the gaming industry impact of continued economic uncertainty; (ii) intense competition among suppliers, and (iii) more conservative betting patterns by Bettors because of job uncertainty and/or reduced discretionary income. Though there are signs of improvement, lingering markers of the downturn still affects Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and the Company's business for an indeterminate period. We are also hopeful, but there is no assurance that, the Company's average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also have a positive impact on our cash flow from operating activities.

Cash Flow

        As of January 31, 2011, we had working capital deficit of $(901,583), compared to working capital of $751,489 at January 31, 2010. The decrease in working capital is primarily due to the net loss of $(3,316,678). The net loss can be attributed significantly to the sports wagering handle being off by 6.6% from fiscal year 2010, and the win percentage of 4.7% compared to 6.1% in the prior fiscal year. Direct expenses for the Company were slightly below the prior year while research and development costs and selling, general and administrative costs increased approximately $825,000 primarily due to increased payroll and insurance expenses.

        Additionally, due to the current negative economic environment, the Company has taken additional measures to conserve cash. Effective January 1, 2009, the Company no longer matches the employees' 401(k) contributions. The salaries of several supervisors and managers were temporarily reduced by 5% to 15%. The CEO, COO, Sr. Vice President of Marketing, and the in-house General Counsel each agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits through October 2010. In November 2010, the executive management group began to receive pay at a level of 50%. Upon funding of the Bridge Facility, the full salaries were reinstated.

        In fiscal 2011, the Company borrowed $500,000 from Alpine Advisors, LLC, and Victor Salerno, CEO, provided the Company with a $250,000 credit line. The proceeds of both loans were fully used during the year to alleviate a difficult cash position, and from the proceeds of the Bridge Facility, the Company paid to Alpine Advisors, LLC $600,417 in full and final payment of its loan and paid to Mr. Salerno $250,000 in full and final payment of his line of credit.

        In addition to borrowings under the Bridge Loan Agreement as previously discussed and reduced payment requirements to Racusin (as discussed below), we believe, but there is no assurance that, our working capital position will also improve in fiscal 2012 due to: (a) normalization of the win percentage in sports book wagering; (b) an increased demand in fiscal 2012 for our CBS equipment due to certain customers' desire to obtain new equipment, who are themselves recovering from the economy; (c) deployment of new products and services anticipated in fiscal 2012; and (d) additional or expanded sports book locations in fiscal 2012. Based on the foregoing and subject to the economy, we believe we will be able to satisfy our cash requirements for at least the remainder of fiscal 2012 from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature. No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.

Regulation Regarding Reserves

        Nevada Gaming Commission Regulation 22.040 ("Regulation 22.040") requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and telephone account deposits. We have historically funded this reserve requirement through restricted cash held at Nevada State Bank.

        As of January 31, 2011, we had cash reserves and pledge agreements totaling $2.4 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $2.4 million amount consisted of our reserve account of $1.7 million held at Nevada State Bank and pledged certificates of deposit totaling $700,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011.

We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

Outlook

        At January 31, 2011, we had approximately $1.5 million in cash and cash equivalents, the majority of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement to satisfy outstanding obligations and transaction costs ($2.3 million) and to provide additional working capital ($1.95 million). Based upon our anticipated operations, we believe that cash on hand, including borrowed funds, operating cash flows, and potential borrowing under the Bridge Facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2012. Our operations are affected by seasonality. Typically, we anticipate the need for liquidity during the second quarter of each fiscal year which lessens during the third quarter with the commencement of football season. However, with the current NFL lockout in effect, liquidity during football season may be negatively affected. However, even if there is no or a reduced NFL schedule during fiscal 2012, we believe, but there is no assurance that, our cash liquidity position will be sufficient to meet our operating needs, including new business development activities or unforeseen events including the outcome of litigation through fiscal 2012.

Cash Obligations

        Subject to uncertainties resulting from the current economic conditions, we believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations, including short term debt and long term debt and operating lease obligations for the next five fiscal years:

	2012	2013	2014	2015	2016	Total
Note payable, Sturgeon's	$48,116	$51,184	$1,422,565	—	—	$1,521,865
Racusin settlement obligation (Note 6)	6,141	—	—	—		6,141
Due to Victor Salerno	—	1,000,000	250,000	—		1,250,000
Payable to Alpine Advisors, LLC	452,111	—	—	—	—	—
ISI Settlement Agreement	100,000	70,000	—	—	—	170,000
Other	16,347	—	—	—	—	16,347
Operating Leases	1,046,203	738,814	614,080	$451,389	$17,500	2,867,986

Total	$1,668,918	$1,859,998	$2,286,645	$451,389	$17,500	$6,284,450

        As of January 31, 2011, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.

Racusin

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum. We moved for rehearing in spring 2010, and at the hearing the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin, with the order subsequently entered on December 23, 2010. Based upon the Court's December 23, 2010, finding that an issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Adversary during the period between the Bankruptcy Appellate Panel's subordination decision and the Ninth Circuit Court of Appeal's decision to reverse the Bankruptcy Appellate Panel, we filed a motion for summary judgment seeking dismissal of Racusin's still pending complaint of breach of the Settlement Agreement, and further relief on and discharge pursuant to the Interpleader Action. With respect to our claim for relief on the Interpleader action we contend that Racusin is not entitled to recover interest on the payment obligation that allegedly accrued during the time when we previously deposited with the Court the 250,000 shares of AWI common stock through the date of entry of the Deposit Order on November 5, 2007, when the stock was exchanged for cash (i.e., "Gap Period") and the interest that allegedly accrued during that period ("Gap Interest"). It is our position that if the Court disallows Gap Interest, or allows for an equivalent offset in restitution, we would have satisfied our entire obligation in full under the Settlement Agreement as of November 2010, and we would therefore be entitled to a refund of overpayments made into the Court after November 2010 In the event the Court disagrees with our position, we would argue that we are current on payments, and that we will have paid off our entire remaining obligation in full under the Settlement Agreement by June 2012.

        Accordingly, as of January 31, 2011, we believe that the balance owed to Racusin is $6,141 plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due would be approximately $402,697 as of January 31, 2011, assuming an 8% interest rate. There is no assurance that the Court will agree with our position.

Internet Sports International, Ltd. (ISI)

        On February 3, 2011, we and ISI engaged in consensual mediation, which resulted in a global settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims.

Salerno

        No shareholder, director, or officer has a legal obligation to make a loan to the Company or provide a guaranty to secure the debts, liabilities, and/or obligations of the Company. Over his tenure as Chairman of the Board and CEO of the Company, Mr. Salerno has made several such loans, extended lines of credit, and made personal guaranties on behalf of the Company, although he is under no fiduciary, statutory, or contractual obligation to do so now or to continue to do so in the future.

        On November 8, 2007, we borrowed $400,000 against the $500,000 line of credit for the benefit of AWIG in its acquisition of Sturgeons under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the "Salernos") and AWI. On April 21, 2008, the Guaranty Agreement was restated as a Line of Credit Confirmation Letter ("Line of Credit"); its terms broadened such that we could draw on the Line of Credit for the benefit of the Company, and consolidated subsidiaries, and provided we pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. The personal line of credit then in place was secured by the Salernos' residence and provides for an interest rate of

0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The Salernos' terminated their bank financed personal line of credit in 2009, but they maintain the Line of Credit with the Company.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 to fund our immediate general operating expenses. Due to the urgency for which the funds were needed, the funds were advanced on an expedited basis without formal board approval as reported in our Form 10-Q for the quarter ended October 31, 2008. Our independent directors considered and approved the fairness of a proposed amendment to the Line of Credit to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The outstanding balance of the line of credit was $1,000,000 at January 31, 2011. We paid interest to Mr. Salerno totaling $100,000 in each fiscal 2011 and fiscal 2010. The total $1,000,000 will be repaid with interest-only payments during fiscal 2012, and the loan will mature on February 1, 2012.

        On May 17, 2010, Mr. Salerno loaned us an additional interest free revolving line of credit in the amount of $250,000, which was repaid in full on April 14, 2011 from proceeds of the Bridge Facility.

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

Off-Balance Sheet Arrangements

        As of January 31, 2011, we had cash reserves and pledge agreements totaling $2.4 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $2.4 million amount consisted of our reserve account of $1.7 million held at Nevada State Bank and pledged certificates of deposit totaling $700,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011. We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

Results of Operations

  Overview

        We report our results of operations through three operating segments: Wagering, Hotel/Casino and Systems. At this time, our operating segment for Advertising, which ExactGeo Media and PlayBETM will show revenue, is not income generating. Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure that is used by us in allocating the appropriate level of resources and assessing performance of each segment. The following table summarizes the consolidated results of our segments

SUMMARY	2011	2010	$ Change	% Change
Revenues	$11,645,709	$14,548,455	$(2,902,746)	(20.0)%
Costs and Expenses	13,852,205	13,418,290	433,915	3.2%
Other Income (Expense)	(741,182)	(146,459)	594,723	406.1%
Income (Loss) Before Income Taxes	(2,947,678)	983,706	(3,931,384)	(399.7)%

        The decrease in revenues is primarily attributed to the results of our Wagering segment and, to a lesser extent, the other segments.

        Costs and expenses increased primarily due to higher executive payroll of approximately $513,000, building rent expense of approximately $281,000, offset by lower direct costs of $321,646 (-3.5%) associated with lower revenues and cost containment measures.

        The change in other income (expense) is due primarily to higher interest expense $136,991 (+46.3%) due to increased borrowings, an increase in the estimated fair value of the warrant liability ($120,816), and reductions in litigation income ($74,809) and sublease income ($43,800).

        Please refer to the discussions below ("Revenues and Direct Costs" and "Operating Expenses") for additional information, discussion and analysis.

  Revenues and Direct Costs

        The following table summarizes changes in our revenues and direct costs of our operating segments:

Revenues	2011	2010	$ Change	% Change
Wagering	$6,674,058	$9,235,783	$(2,561,725)	(27.7)%
Hotel/Casino	2,110,685	2,289,646	(178,961)	(7.8)%
Systems	2,860,966	3,023,026	(162,060)	(5.4)%
	$11,645,709	$14,548,455	$(2,902,746)	(20.0)%
Direct costs
Wagering	$5,973,238	$6,381,494	$(408,256)	(6.4)%
Hotel/Casino	1,922,782	1,831,136	91,646	5.0%
Systems	857,903	862,939	(5,036)	(0.6)%
	$8,753,923	$9,075,569	$(321,646)	(3.5)%

        Wagering Segment.    The Wagering Segment includes the operating results of the sports gaming wagers net of payouts and expenses, and pari-mutuel horse and dog racing. Wagering Segment revenues decreased as a result of the following:

  •
  Sports wagering handle was off 6.6% from the prior year which is indicative of the recessionary times and the win percentage was 4.7% compared to the prior year at 6.1%. The decrease in handle was experienced in all major sports. We continue to experience a more conservative betting trend from our patrons.

  •
  Race wagering continues to decrease as we experienced a 25.9% reduction in revenue due to a reduction in the number of race books and the continuous downward trend in horse racing.

  •
  Direct costs decreased $408,256 (-6.4%) for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010, primarily due to reductions in personnel costs of approximately $207,000; decreased rent expense of approximately $141,000; a reduction in race related expenses and promotional expenses; an increase in advertising expense of approximately $33,000; and an increase in telephone expenses of approximately $29,000.

        The increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility in the win percentage. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

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

        Hotel/Casino Segment.    The Hotel/Casino Segment consists of the operating results of Sturgeon's. Hotel/Casino Segment revenues decreased because of the following:

  •
  Casino revenues decreased $212,875 (-19.2%) primarily due to reduced customer spending per visit and fewer visits due to the economic recession.

  •
  Hotel revenues decreased $33,219 (-6.8%) due to a lower occupancy rate, primarily due to decreased travel which may have been influenced by the economic recession and the higher price of gasoline.

  •
  Food and beverage revenues increased $107,568 (13.4%) primarily due to increased promotions in an effort to use the food outlet as a means to increase traffic.

  •
  Direct costs for the casino operations were flat because within our relative operating range such costs are substantially fixed.

  •
  Direct costs for the hotel operations increased $28,597 (16.8%) primarily due to an increase in payroll costs as a result of an increase in the minimum wage and higher maintenance costs due to the aging of the building.

  •
  Direct costs for the food and beverage operations increased $123,050 (17.0%) primarily due to an increase in payroll costs as a result of an increase in the minimum wage and cost of goods sold related to the increase in sales discussed previously.

        Systems Segment.    The Systems Segment includes the operating results of our systems sales, installations and maintenance fees, less the related expenses. Systems Segment revenues decreased due to the following factors:

  •
  Systems revenues decreased by $22,000 (-10.3%) over the prior fiscal year due to a decrease in the number of infrequent or non-recurring sales.

  •
  Revenues from maintenance contracts decreased approximately $140,000 (-5.0%) from the prior fiscal year due to loss of a contract during the year.

  •
  Direct costs for systems were flat year over year because, within our relative operating range, such costs are substantially fixed.

  Other operating expenses

        The $52,790 increase in research and development expenses relates to the development of our mobile device applications. Selling, general and administrative expenses increased $771,463 due to additional executives compensation. More specifically, during 2011, the Company hired three individuals, of whom two qualify as executive management, with annual salaries totaling $650,000, who were paid partial salaries throughout the fiscal year. In addition, building rent increased $281,000 and insurance increased $45,000. In 2011, depreciation expense decreased $68,692 due to fewer assets additions in 2011 ($42,406 versus $154,512 in 2011) and certain assets becoming fully depreciated.

  Other Income (Expense)

        The other income (expense) categories are primarily administrative in nature and, as such, are generally not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

  •
  Interest income is attributable to interest earned on restricted cash deposits required for compliance with the Regulation 22.040 reserve. The decrease in interest income of $3,250 is due primarily to decreased interest rates paid on our cash deposits.

  •
  Interest expense increased approximately $137,000 (46.3%) is primarily due to the interest paid on the pledged certificates of deposit pledged by certain officers for the benefit of the Company, and interest on loans payable to Alpine Advisors, LLC.

  •
  The estimated fair value of the Warrant Liability increased because the trading price of the Company's common stock increased from the price at the grant date, resulting in a loss of $120,816 for the fiscal year.

  •
  Litigation expense of $14,858 for Racusin and $170,000 for the settlement of the ISI litigation was recorded in fiscal 2011. During fiscal year 2010, Racusin litigation income of $(59,951) was recorded due to an adjustment in the interest expense related to the Racusin payment obligation.

  •
  Other income decreased by $88,857 (-109.3%) primarily due to the termination of a sub-lease which provided rental income in the prior fiscal year.

Critical Accounting Estimates and Policies

        Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods. See Note 1 to Consolidated Financial Statements for additional discussion of our significant accounting policies. The following summarizes our critical estimates and policies.

Revenue recognition

        Wagering.    We record wagering revenues in compliance with Nevada law and its regulations. For sports and non-pari-mutuel race, we use an accrual method wherein the handle (total amount wagered) is recognized as revenue on the day the event occurs (rather than the day the wager is accepted) decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager. Other sources of wagering revenue are relatively insignificant.

        Hotel/Casino Revenue.    We report the wagering revenues of Sturgeon's, which is primarily comprised of slot revenue, hotel room revenue and food and beverage revenue, in compliance with Nevada law and the regulations of the Nevada gaming regulators. These revenues are generally in the form of cash, personal checks, credit cards, or gaming chips and tokens, which do not require estimates. We do estimate certain liabilities with payment periods that extend for longer than several months. We believe these estimates are reasonable based on our assumptions related to possible outcomes in the future. Future actual results might differ materially from these estimates. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts. Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. For non-gaming revenues, such as food and beverage, hotel, etc., we record revenues in compliance with generally accepted accounting principles, recognizing revenue when it is earned.

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

        The Company negotiates separate maintenance agreements with certain customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place.

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

        The Company does not earn or collect the software license and equipment fees over the life of the agreement (the stated initial term is 60 months but automatically renews for consecutive one-year periods indefinitely, without additional cost to the customer, until cancelled by the customer with appropriate written notice, and thus is, in substance, perpetual), or recognize revenue prior to inception of the license; rather, these fees are earned and paid upon installation, which coincides with the commencement of the license.

        The only fees that are recognized over time are for maintenance services. Certain amounts in a few, but not all maintenance agreements, could, under one very remote condition that has never occurred (an intellectual property infringement claim that requires the software to be taken out of service and which could not be replaced within a specified time period), be refundable. A customer may not unilaterally cancel its maintenance agreement at any time. Non-payment would result in a breach of the agreement, and the Company may seek to enforce its legal and equitable contract rights.

Income Taxes

        In establishing a valuation allowance for deferred tax assets we evaluate positive and negative factors affecting the probability that such assets, primarily net operating loss carry-forwards, will be realized. For example, historical profitability trends are given more weight than forecasted future results. Given the Company's recent history of operating losses and current equity deficiency, among other negative factors, a 100% valuation allowance has been provided as of January 31, 2011, because management believes it is not more likely than not that such deferred tax assets will be realized.

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

Change in Estimated Fair Value of Warrant Liability

        The Company uses the Black-Scholes valuation model and "Level 2" measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor (initially 206.3% and 231.4% at January 31, 2011) to estimate the fair value of its warrant liability at each balance sheet date.

Recent Accounting Pronouncements

        No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

        Audited Financial Statements for Years Ended January 31, 2011 and 2010, including:

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

          d.     Consolidated Statements of Stockholders' Equity

          e.     Consolidated Statements of Cash Flows

          f.      Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the "Company") as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PIERCY BOWLER TAYLOR & KERN
PIERCY BOWLER TAYLOR & KERN Certified Public Accountants
Las Vegas, Nevada May 17, 2011

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,485,148	$2,084,268
Restricted Cash	1,762,396	1,729,209
Accounts Receivable	209,737	204,706
Inventories	122,228	143,913
Deferred Tax Assets, net of allowance	—	369,000
Prepaid Expenses and Other	359,758	364,207

	3,939,267	4,895,303
Property and Equipment, net of accumulated depreciation and amortization	2,454,488	3,301,180
Goodwill	103,725	103,725
Other Assets	200,049	221,291

	$6,697,529	$8,521,499

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Short-Term Debt, net of amortized discount of $47,889	$452,111	$—
Current Portion of Long-Term Debt	170,604	441,781
Accounts Payable	1,624,448	1,217,409
Accrued Liabilities	607,081	613,320
Unpaid Winning Tickets	604,053	1,021,229
Customer Deposits and Other	1,382,553	850,075

	4,840,850	4,143,814

Long-Term Debt, less current portion	2,793,749	2,530,778
Warrant Liability	250,294	—
Other Long-Term Liabilities	242,127	242,111

	3,286,170	2,772,889

Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800

	8,450,820	7,240,503

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A Preferred Stock—10% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock—$0.01 par value; 25,000,000 shares authorized; 8,404,879 and 8,129,879 shares issued	84,049	81,299
Additional Paid-In Capital	13,010,578	12,589,318
Deficit	(15,612,825)	(12,154,528)
Treasury Stock, at cost (61,100 shares)	(327,493)	(327,493)

	(1,753,291)	1,280,996

	$6,697,529	$8,521,499

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	2011	2010
REVENUES:
Wagering	$6,674,058	$9,235,783
Hotel/Casino	2,110,685	2,289,646
Systems	2,860,966	3,023,026

	11,645,709	14,548,455

OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	5,973,238	6,381,494
Hotel/Casino	1,922,782	1,831,136
Systems	857,903	862,939

	8,753,923	9,075,569

Operating Expenses:
Research and Development	725,689	672,899
Selling, General and Administrative	3,494,467	2,723,004
Depreciation and Amortization	878,126	946,818

	5,098,282	4,342,721

OPERATING INCOME (LOSS)	(2,206,496)	1,130,165

OTHER INCOME (EXPENSE):
Interest Income	5,226	8,476
Interest Expense	(433,199)	(296,208)
Change in Estimated Fair Value of Warrant Liability	(120,816)	—
Litigation Income (Expense)	(184,858)	59,951
Other	(7,535)	81,322

	(741,182)	(146,459)

INCOME (LOSS) BEFORE INCOME TAXES	(2,947,678)	983,706
INCOME TAXES	369,000	—

NET INCOME (LOSS)	$(3,316,678)	$983,706

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(0.42)	$0.10

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	Preferred Stock		Common Stock		Treasury Stock
							Additional Paid-In Capital		Total Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars		Deficit
Balances, January 31, 2009	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,361,309	$(12,996,579)	$210,936
Preferred Stock Dividends								(141,655)	(141,655)
Net Income								983,706	983,706
Contributed Services							193,164		193,164
Stock-based Compensation							34,845		34,845

Balances, January 31, 2010	10,924	1,092,400	8,129,879	81,299	61,100	(327,493)	12,589,318	(12,154,528)	1,280,996
Preferred Stock Dividends								(141,619)	(141,619)
Net Loss								(3,316,678)	(3,316,678)
Contributed Services							146,337		146,337
Stock-based Compensation							236,423		236,423
Issuance of Common Stock			275,000	2,750			38,500		41,250

Balances, January 31, 2011	10,924	$1,092,400	8,404,879	$84,049	61,100	$(327,493)	$13,010,578	$(15,612,825)	$(1,753,291)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(1,040,618)	$165,619

INVESTING ACTIVITIES
Increases in restricted cash	(80,000)	(1,426,103)
Withdrawals from restricted cash	46,813	995,357
Proceeds from the sale of property and equipment	4,206	83,533
Purchase of property and equipment	(9,712)	(154,512)

Net cash used in investing activities	(38,693)	(501,725)

FINANCING ACTIVITIES
Proceeds from borrowings	750,000	705
Repayment of borrowings	(128,190)	(796,654)
Dividends on preferred stock	(141,619)	(141,655)

Net cash provided by (used in) financing activities	480,191	(937,604)

NET DECREASE IN CASH AND EQUIVALENTS	(599,120)	(1,273,710)
CASH AND EQUIVALENTS BEGINNING OF YEAR	2,084,268	3,357,978

CASH AND EQUIVALENTS END OF YEAR	$1,485,148	$2,084,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$433,199	$355,047

Non-cash investing and financing activities:
Property and equipment acquired directly with proceeds of bank and vendor financing	$32,694	—

Issuance of warrants accounted for as debt discount	$129,478	—

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies

Organization and Business

        American Wagering, Inc. ("AWI") is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries. Leroy's Horse & Sports Place, Inc. ("Leroy's") owns and operates 56 (as of April 30, 2011) race and sports wagering locations ("books") in leased space within non-restricted casinos throughout the state of Nevada. Computerized Bookmaking Systems, Inc. ("CBS"), designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. ("AWIM") develops and leases self-service race and sports wagering kiosks to the gaming industry. AWI Gaming, Inc. ("AWIG") was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly-owned subsidiary of AWIG that owns and operates Sturgeon's Inn & Casino in Lovelock, Nevada ("Sturgeon's"). ExactGeo Media, LLC ("ExactGeo Media"), is an advertising company established to purchase and sell advertising in connection with our mobile betting application. Mobile Sports Fantasy, LLC dba PlayBETM ("PlayBETM") designs and hosts play-for-fun, contest versions of our mobile sports application generating revenue through advertising.

        On April 13, 2011, the Company entered into an agreement and plan of merger (the "Merger Agreement") with a foreign privately held company (the "Purchaser"). At the effective time of the merger, each holder of outstanding shares of the Company's common stock (other than participants in the merger and dissenters) will be entitled to receive $0.90 in cash for each such share (which shares shall be automatically cancelled). Contemporaneous with the closing (as defined in the Merger Agreement), the purchaser shall pay the Company $1,416,200 and all of the additional accrued but unpaid interest on each share of preferred stock which will be used at the closing to redeem the preferred stock issued and outstanding, and to pay the related accrued interest. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefore, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option.

        The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the adoption of the Merger Agreement by our stockholders, which was effected on April 13, 2011, (ii) the absence of any injunction or applicable law preventing consummation of the merger, (iii) receipt of any required consents, approvals and licenses under the Nevada Gaming Control Act and the rules and regulations promulgated there under and applicable local gaming and liquor laws, ordinances and regulations, (iv) verification of the accuracy of the representations and warranties made by the parties, and (v) the performance, in all material respects, of all obligations, agreements and covenants under the Merger Agreement.

        Additionally, on April 13, 2011, the Company and the purchaser entered into a bridge loan agreement (the "Bridge Loan Agreement") pursuant to which the Purchaser loaned the Company $4.25 million and, at the Purchaser's sole discretion, may loan up to an additional $3.0 million (collectively, the "Bridge Facility"). The Bridge Facility matures upon earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement and (iii) December 31, 2013, subject to certain extension mechanisms. Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compounds on a quarterly basis in arrears on March 31, June 30, September 30,

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

and December 31 of each year, and shall be paid in kind by adding the accrued interest to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.

        The terms of the Merger Agreement and the Bridge Loan Agreement limit the Company's ability to engage in certain business activities without the prior consent of Purchaser. The most significant of these restrictions limit the Company's ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, enter into or modify material contracts, grant liens on the Company's assets, and effect any significant change in the Company's corporate structure or the nature of its business.

        The Merger Agreement contains certain termination rights and reimbursement obligations. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) the Company may be required to reimburse Purchaser and its affiliates for all of their reasonable out-of-pocket fees and expenses up to $250,000 and (b) Purchaser may be required to pay the Company a termination fee of $1.5 million, which amount shall be subject to offset to any amounts owed by the Company in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, the Company will continue to be a publicly traded company, and the Company may not be able to pay its debts as they come due, including the Bridge Facility.

Basis of Presentation

        The consolidated financial statements include the accounts of AWI and all of its subsidiaries for applicable periods, (collectively referred to hereafter as the "Company"). All subsidiaries are directly or indirectly wholly-owned by AWI. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Accounting

        The Company measures all of its assets and liabilities on the historical cost basis of accounting, except as required under generally accepted accounting principles in the United States ("GAAP") and disclosed herein.

Concentrations and Economic Conditions, and Related Risks and Uncertainties

        Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company's wagering revenue comes from its Nevada race and sports books, of which nearly 19% is derived from professional football events. If the professional football season were to be interrupted, for example, as a result of the current NFL lockout, this could have a significant adverse impact on future operations. Management also estimates that a significant amount of the Company's Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact on future operations. In addition, because the Company

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

        Though there are signs of economic improvement, lingering markers of the downturn still affects Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and the Company's business for an indeterminate period. We are also hopeful, but there is no assurance that, the Company's average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also have a positive impact on our cash flow from operating activities.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

Use of Estimates

        Timely preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts, which estimates may require revision in future periods. Settings and adjustments of betting lines on sporting events that have not yet taken place as of the most recent balance sheet date, valuation of deferred tax assets, changed in estimated fair value of warrant liability, and estimated costs of litigation, claims and assessments are subject to change materially within one year.

Cash and Equivalents

        Cash equivalents include highly liquid investments with initial maturities of three months or less. Excluded from cash and equivalents, but included in current assets, are restricted cash amounts primarily required to be maintained on deposit with a bank under Nevada Gaming Commission Regulation 22.040 (Note 6a), to fund future potential gaming losses.

Inventories

        Inventories consisting primarily of systems components and replacement parts are stated at the lower of cost (based on the first-in, first-out method) or market value.

Property and Equipment

        Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the depreciable assets, generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term (Note 6c) for leasehold improvements. Test for possible impairment are performed when events and circumstances indicate that the assets might be impaired. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2011 or 2010.

Goodwill

        As of the most recent balance sheet date, goodwill primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS. Goodwill is evaluated periodically and at least annually, for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2011 or 2010.

Change in Estimated Fair Value of Warrant Liability

        The Company used the Black-Scholes valuation model and "Level 2" measurement inputs (as defined in GAAP) including the risk-free interest rate of 4%, expected warrant life of five years, and its

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

internal stock price volatility factor (initially 206.3% and 231.4% at January 31, 2011) to estimate the fair value of its warrant liability at each balance sheet date.

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

        Wagering.    The Company records wagering revenues in compliance with Nevada law and regulations. For sports and non-pari-mutuel race wagering, the Company uses an accrual method wherein the handle (total amount wagered) is recognized as revenue on the day the event occurs (rather than the day the wager is accepted) and is decreased by the total amount owed to patrons with winning wagers. This gross calculation (handle less payouts) is then adjusted upward to account for any winning wagers that were not redeemed (cashed) within the specified time period. For pari-mutuel race, commission and breakage revenues are recorded when the wagers are settled, typically the same day as the wager.

        Hotel/Casino.    Revenues of Sturgeon's consist primarily of slot revenue, recorded in compliance with Nevada gaming law and regulations, hotel room and food and beverage revenue. Casino revenue is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as the good and services are provided. Advance deposits, if any, are recorded as deferred revenue until the goods or services are provided to the customer. Sturgeon's casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue. Casino revenues are recognized net of cash incentives to patrons for gambling, which are not material, and have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material. The estimated cost of providing such gratuities is included in casino direct expenses.

        Systems.    Software license fees represent revenues related to licenses for race/sports software delivered to customers for in-house use. Revenues from software license agreements (including any related training revenue) are recognized upon installation of the software. The Company recognizes revenue from the sale of hardware (and any related installation revenue) upon installation of the hardware. The Company negotiates separate maintenance agreements with certain customers to provide for the long-term care of the software and hardware. Pursuant to the terms of the various maintenance agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes maintenance revenue on the first day of each month for which the maintenance agreement is in place.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

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

        The Company does not earn or collect the software license and equipment fees over the life of the agreement (the stated initial term is 60 months but automatically renews for consecutive one-year periods indefinitely, without additional cost to the customer, until cancelled by the customer with appropriate written notice, and thus is, in substance, perpetual), or recognize revenue prior to inception of the license; rather, these fees are earned and paid upon installation, which coincides with the commencement of the license.

        The only fees that are recognized over time are for maintenance services. Certain amounts in a few, but not all maintenance agreements, could, under one very remote condition that has never occurred (an intellectual property infringement claim that requires the software to be taken out of service and which could not be replaced within a specified time period), be refundable. A customer may not unilaterally cancel its maintenance agreement at any time. Non-payment would result in a breach of the agreement, and the Company may seek to enforce its legal and equitable contract rights.

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense was $140,802 and $99,252 for the fiscal years ended January 31, 2011 and 2010, respectively.

Stock-Based Compensation

        Stock options (Note 5) expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award's vesting period. The fair value of options granted at the date of grant is estimated

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

using the Black-Scholes Multiple Option pricing model based on Level 2 and 3 inputs as defined in GAAP, with the following weighted-average assumptions in the fiscal years ended January 31:

	2011	2010
Risk-free interest rate	1.5%	4.0%
Expected life of options (in years)	2.0	3.4
Expected volatility of stock price	231.4%	206.3%
Expected dividend yield	0.0%	0.0%

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

Legal Defense Costs

        The Company records provisions for probable losses equal to the lower end of the estimated probable loss range for matters in litigation or other disputes, such as those discussed in Note 6(b) and periodically revises these estimates as facts and circumstances change. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.

Income Taxes

        The Company recognizes interest and penalties related to income tax matters (Note 8), if any, as part of income tax expense in its consolidated statements of operations.

Net Income (Loss) Per Common Share

        Basic income or (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Net income (loss) per common share considers potentially dilutive securities, which consist of stock options and warrants of 2,695,780 and 400 at January 31, 2011 and 2010, respectively.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies (Continued)

        Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented.

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)
2011
Net loss	$(3,316,678)
Less preferred stock dividends (Note 4)	(141,619)

Basic net loss per common share:
Net loss applicable to common shares	(3,458,297)	8,307,409
Effect of 150,519 dilutive stock options		None(*	)

Diluted net loss per common share:
Net loss applicable to common shares	$(3,458,297)	8,307,409

2010
Net income	$983,706
Less preferred stock dividends (Note 4)	(141,655)

Basic net income per common share:
Net income applicable to common shares	$842,051	8,068,836

(*)
Excluded for loss periods because the effect would be anti-dilutive.

2. Property and Equipment

        Property and equipment consists of the following as of January 31, 2011 and 2010:

	2011	2010
Land	$505,558	$505,558
Building and building improvements	828,125	825,068
Leasehold improvements	136,844	136,844
Equipment, furniture and fixtures	7,680,006	7,819,550

	9,150,533	9,287,020
Less accumulated depreciation and amortization	(6,696,045)	(5,985,840)

	$2,454,488	$3,301,180

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

3. Debt

        Short-term debt consists of $452,111 payable to Alpine Advisors, LLC (Note 5).

        As of January 31, 2011 and 2010, long-term debt consists of the following:

	2011	2010
Note payable, Sturgeon's	$1,521,865	$1,563,779
Racusin settlement obligation(Note 6)	6,141	338,851
Due to Victor and Terina Salerno (Note 7)	1,250,000	1,000,000
ISI Settlement Agreement (Note 6)	170,000	—
Other	16,347	69,929

	2,964,353	2,972,559
Less current portion	170,604	441,781

	$2,793,749	$2,530,778

        Note payable, Sturgeon's. This note payable is collateralized by substantially all of the assets of Sturgeon's. It is payable in equal monthly installments of principal and interest of approximately $153,000 annually through January 2013, with the balance of approximately $1.43 million due February 2013. In October 2010, the Company negotiated a rate modification with Nevada State Bank which lowered the fixed interest rate from 8% to 6.9%.

        Long-term debt maturities for the years ending January 31 follow:

	2012	2013	2014	Total
Note payable, Sturgeon's	$48,116	51,184	1,422,565	$1,521,865
Racusin settlement obligation	6,141	—	—	6,141
Due to Victor Salerno	—	1,000,000	250,000	1,250,000
ISI Settlement Agreement	100,000	70,000	—	170,000
Other	16,347	—	—	16,347

Total	$170,604	$1,121,184	$1,672,565	$2,964,353

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

        Holders of the Series A Preferred Stock are entitled to receive monthly payments, upon declaration by the Board of Directors, of cumulative cash dividends at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2011 or 2010. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

4. Series A Preferred Stock (Continued)

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

5. Stock Options and Other Equity and Related Party Transactions

Stock Repurchase

        In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company's publicly held Common Stock from time to time in the open market. As of January 31, 2011, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments, the Company's financial position, and restrictive covenants of the Merger Agreement and Bridge Loan.

2001 and 2010 Stock Option Plans

        In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 250,000 options per year and no more than 1,150,000 options in total may be granted under the 2001 Employee Stock Option Plan (the "2001 Plan"). In November 2010, the stockholders approved the 2010 Employee Stock Option Plan (the "2010 Plan"). In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 1,100,000 options and no more than 2,744,980 options in total may be granted under the "2010 Plan". The 2001 and 2010 Plans do not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors. Pursuant to the terms of the respective 2001 or 2010 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. The 2001 Plan is scheduled to terminate on August 8, 2011, except as to the outstanding stock options on that date. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option. (See Note 1).

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

5. Stock Options and Other Equity and Related Party Transactions (Continued)

        The following tables summarize the current status of the 2001 and 2010 Plans:

	2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Fiscal Year	626,499	$1.85	688,499	$1.79
Granted	2,294,981
Cancelled	(280,000)	1.71	(62,000)	1.27

Outstanding at End of Fiscal Year	2,641,480	0.50	626,499	1.85

Exercisable at End of Fiscal Year	917,436		587,299

        Outstanding and Exercisable by Price Range as of January 31, 2011:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.27	2,094,980	9.78	$0.27	570,936	$0.27
$0.42	200,000	9.95	0.42	0	0.42
$1.50	30,000	2.34	1.50	30,000	1.50
$2.00	316,500	0.73	2.00	316,500	2.00

January 31, 2011	2,641,480	8.61	0.50	917,436	0.91

Available For Grant	1,021,567

Vesting Schedule

Vested at January 31, 2010	626,499
Cancelled	(280,000)
Vesting, fiscal year ending January 31, 2011	570,936
Vesting, fiscal year ending January 31, 2012	1,025,717
Vesting, fiscal year ending January 31, 2013	174,582
Vesting, fiscal year ending January 31, 2014	523,746

Number of Options Outstanding at January 31, 2011	2,641,480

Directors Stock Option Plan

        In 1996, the Company adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was extended in August 2006 and terminated on April 30, 2011. In October 2007, the Board of Directors ratified this practice as an amendment to the Directors Plan and such prior grants and amendments to the Directors Plan were approved by the stockholders at the last Annual Stockholders' Meeting held in December 2007. Beginning in fiscal year 2002, each non-employee

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

5. Stock Options and Other Equity and Related Party Transactions (Continued)

director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee directors serve. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2011 and January 31, 2010, as part of the Directors' Stock Option Plan for the best financial interests of the Company.

        No more than 40,000 options may be granted pursuant to the Directors Plan, which will be exercisable on the anniversary of the date of grant and will expire no later than 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company's common stock on the date of the grant.

        As of January 31, 2011 and 2010, 20,000 and 20,800 options were outstanding with 20,000 and 20,800 exercisable, respectively, at a weighted -average price of $1.32. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option. (See Note 1).

        Options outstanding and exercisable by price range as of January 31, 2011 follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12	400	2.00	$0.12	400	$0.12
$0.15	400	3.00	0.15	400	0.15
$0.35	400	1.00	0.35	400	0.35
$0.55	400	4.00	0.55	400	0.55
$0.79	800	2.00	0.79	800	0.79
$1.00	10,000	5.52	1.00	10,000	1.00
$2.00	7,600	4.58	2.00	7,600	2.00

	20,000	4.78	$1.32	20,000	$1.32

Available For Grant	20,000

        Non-cash stock-based compensation expense recorded in the line item "Selling, General and Administrative Expenses" on the consolidated statements of operations for fiscal 2011 and 2010 was $236,422and $34,845, respectively.

Other Equity and Related Party Transactions

        Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for fiscal 2011 and 2010 totaled $146,337 and $193,165, respectively. Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn as of January 31, 2011, and repaid from the proceeds of the Bridge Facility.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

5. Stock Options and Other Equity and Related Party Transactions (Continued)

        In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC ("Alpine") as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company's common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the "equity value" of the transaction, as defined, or the amount of the proceeds from the financing

        In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company's common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company's stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company has borrowed $500,000 to date, which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment two persons to the Company's board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and "Level 2" measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 231% as of January 31, 2011), the warrants were valued at $129,478 with all treated as a warrant liability, revalued at each subsequent balance sheet with the change charged or credited to earnings with the debt discount amortized to interest expense over the repayment term of the loan using the effective interest method.

        At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option.

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

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

6. Commitments and Contingencies (Continued)

        As of January 31, 2011, we had cash reserves and pledge agreements totaling $2.4 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $2.4 million amount consisted of our reserve account of $1.7 million held at Nevada State Bank and pledged certificates of deposit totaling $700,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011. We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

  b.    Litigation Judgments and Settlements

        Except as noted below, the Company is not a party in any litigation and has no knowledge of any pending material legal proceedings in any court or agency of government or governmental authority. The Company has recorded provisions for probable losses equal to the lower end of the estimated probable loss range for the matters. As of January 31, 2011 and 2010, respectively, the aggregate recorded provision for the following matters, included in long term debt, was $170,000 and $338,851.

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

YEARS ENDED JANUARY 31, 2011 AND 2010

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

        The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum. We moved for rehearing in spring 2010 and at the hearing the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin, with the order subsequently entered on December 23, 2010. Based upon the Court's December 23, 2010, wherein the Court found that an issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Adversary during the period between the Bankruptcy Appellate Panel's subordination decision and the Ninth Circuit Court of Appeal's decision to reverse the Bankruptcy Appellate Panel, we filed a motion for summary judgment seeking dismissal of Racusin's still pending complaint of breach of the Settlement Agreement, and further relief on and discharge pursuant to the Interpleader Action. With respect to our claim for relief on the Interpleader action we contend that Racusin is not entitled to recover interest that allegedly accrued during the time when we previously deposited with the Court the 250,000 shares of AWI common stock through the date of entry of the Deposit Order on November 5, 2007, when the stock was exchanged for cash (i.e., "Gap Period") and the interest that allegedly accrued during that period ("Gap Interest"). It is our position that if the Court disallows Gap Interest, or allows for an equivalent offset in restitution, we would have satisfied our entire obligation in full under the Settlement Agreement as of November 2010, and we would therefore be entitled to a refund of overpayments it made into the Court after November 2010. In the event the Court disagrees with our position, we argue in the alternative that we are current on its payments, and that we will have paid off our entire remaining obligation in full under the Settlement Agreement by June 2012.

        Accordingly, as of January 31, 2011, we believe that the balance owed to Racusin is $6,141 plus interest at 8% per annum. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due would be approximately $402,697 as of January 31, 2011, assuming an 8% interest rate.

Internet Sports International, Ltd.

        On July 17, 2008, Internet Sports International, Ltd. ("ISI") filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. ("AWIM"), AWI Gaming, Inc. ("AWIG") and Computerized Bookmaking Systems, Inc. ("CBS"), and our General Counsel (collectively, "the Defendants"). On February 3, 2010, the Defendants and ISI engaged in consensual mediation, which resulted in a global

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

6. Commitments and Contingencies (Continued)

settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims.

  c.    Operating Leases

        The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

	2012	2013	2014	2015	2016
Sports book locations	$635,400	$335,150	$205,100	$77,125	$17,500
Office equipment and vehicles	40,003	21,740	15,566	2,846	—
Building rent	370,800	381,924	393,382	371,418	—

	$1,046,203	$738,814	$614,048	$451,389	$17,500

        Rent expense for all operating leases was $1,211,362 and $1,451,489 during the fiscal years ended January 31, 2011 and 2010, respectively.

  d.    Long-Term Employment Commitments

        The Company has employment agreements with the following executive officers. Our annual commitment under these agreements is $740,000 through 2013, without consideration of typical benefits and voluntary salary reductions or deferrals. Information related to these agreements follows:

        Victor J. Salerno.    Mr. Salerno's employment agreement was effective July 1, 2002, with automatic renewals for successive five-year terms as of January 31, 2008. The agreement provides an annual base salary of $240,000. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008. Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated. He is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno's agreement also entitles him to certain benefits if he is terminated without cause or if his employment terminates within 24 months after a change in control of AWI. However, on April 13, 2011, Mr. Salerno entered into a subsequent agreement with the Company that terminates his employment agreement with the Company, including the entitlement to any payments, benefits or other rights thereunder, simultaneously with the consummation of the merger.

        Robert Kocienski.    On November 11, 2010 the Company entered into an agreement with Robert Kocienski, Chief Operating Officer and Principal Financial Officer, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. Kocienski verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

6. Commitments and Contingencies (Continued)

compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. Kocienski received payment of his deferred salary reductions, and his full salary was reinstated. In addition, Mr. Kocienski will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company's bonus program as determined by the Company's board of directors. The Company granted Mr. Kocienski a stock option to purchase 1,047,490 shares of the Company's common stock at an exercise price equal to $.27 per share. The agreement provides for termination rights and change of control payments dependent on the particular circumstances. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger.

        John English.    On November 11, 2010 the Company entered into an agreement with John English, Senior Vice President of Marketing and Public Relations, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. English verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. English received payment of his deferred salary reductions, and his full salary was reinstated. On April 13, 2011, Mr. English entered into an agreement that upon the execution of the Merger Agreement, amended and restated his employment agreement with the Company, including providing for base salary, retention payments and severance in certain circumstances. In addition, Mr. English will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company's bonus program as determined by the Company's board of directors. The Company granted Mr. English a stock option to purchase 1,047,490 shares of the Company's common stock at an exercise price equal to $.27 per share. The agreement provides for termination rights and change of control payments dependent on the particular circumstances.

        Bruce Dewing.    On August 1, 2010, the Company terminated the at-will employment relationship between Mr. Dewing and our Company's wholly-owned subsidiary, AWI Gaming, Inc., where Mr. Dewing served as President of AWI Gaming, Inc. As a result of the termination, the at-will employment agreement (the "Employment Agreement") between Mr. Dewing terminated. Pursuant to the terms of the Employment Agreement, the Company paid Mr. Dewing three months salary as severance pay, continued to provide Mr. Dewing with medical insurance coverage through December 31, 2010, and continued to pay the remaining balance of Mr. Dewing's accrued, but unused, paid time off. Victor Salerno, the Company's President and Chief Executive Officer, replaced Mr. Dewing as President of AWI Gaming, Inc. In addition, Mr. Dewing resigned from our Board of Directors; his resignation from the Board of Directors was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

7. Related Party Transactions

        The Company has engaged in the following related-party transactions during the years ended January 31, 2011 and 2010:

        As a result of a series of prior transactions, as of February 1, 2009, the Company owed Victor and Terina Salerno (the "Salernos") $1,000,000, payable interest-only monthly at the rate of 10.0% per annum with the balance due February 1, 2012. Our independent directors have considered and approved the fairness of the financing arrangements with the Salernos. We paid interest to the Salernos totaling $100,000 in each of fiscal 2011 and fiscal 2010.

        In addition, on May 17, 2010, Mr. Salerno loaned the Company an additional interest -free revolving line of credit in the amount of $250,000, which was repaid from proceeds of the Bridge Facility.

        In October 2009 Victor and Terina Salerno pledged a $200,000 certificate of deposit to the Nevada Gaming Control Board on behalf of Leroy's to increase the Regulation 22.040 reserve.

        Related party interest expense recorded for fiscal 2011 and 2010 was $124,000 and $108,000, respectively.

8. Income Taxes

        The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company as of January 31, 2011 and 2010 follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,306,411	$2,517,044
Tax credit carryforwards	19,917	46,966
Depreciation and amortization	46,708	36,396
Racusin settlement	—	115,209
Other	137,366	135,575

	3,510,402	2,851,190
Valuation allowance	(3,422,416)	(2,406,382)
Deferred tax liability consisting of prepaid expense	(87,986)	(75,808)

Net deferred tax assets	—	$369,000

        The difference between the normal federal statutory tax rate of 34.00% applied to loss from continuing operations before income taxes and the Company's effective tax rate is:

	2011	2010
Income tax expense (benefit) at federal statutory rate	$(1,127,671)	$334,460
Contributed services and other permanent differences	135,865	65,676
Other	(24,228)	1,314
Change in valuation allowance	1,016,034	(401,450)

	—	—

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

8. Income Taxes (Continued)

        At January 31, 2011, the Company had federal tax net operating loss ("NOL") carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $9.7 million; of which approximately $1.1 million is expected to expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company based upon its historical performance of losses in 5 of the past 11 years make it more unlikely that our net deferred tax asset of $369,000, which resulted primarily from NOLs, will be fully realized.

        The Company's federal income tax returns for the years ended January 31, 2008 through 2011 are subject to possible examination by the Internal Revenue Service. Management has reviewed the positions taken or to be taken on such returns and believes that there are no uncertain tax position as defined by GAAP that would either require recognition or disclosure in these consolidated financial statements.

9. Business Segments

        The Company reports its results of operations through three operating segments: Wagering, Hotel/Casino, and Systems.

        Wagering Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2011	2010
Revenue	$6,674,058	$9,235,783

Direct Costs	5,973,238	6,381,494
Selling, General and Administrative	1,326,400	1,089,772
Depreciation and Amortization	272,030	295,707

	7,571,668	7,766,973

Operating Loss	$(897,610)	$1,468,810

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

9. Business Segments (Continued)

        Hotel/Casino Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating income (loss).

	Year Ended January 31,
	2011	2010
Revenue:
Casino	$893,509	$1,106,384
Hotel	455,930	489,149
Food/Beverage	911,229	803,661
Less: Casino Cash Incentives and Other Promotional Allowances	(149,983)	(109,548)

	2,110,685	2,289,646

Direct Costs and Expenses:
Casino	438,933	431,861
Hotel	198,935	170,338
Food/Beverage	847,618	724,568
Unallocated	437,296	504,369

	1,922,782	1,831,136
Selling, General and Administrative	326,845	266,625
Depreciation and Amortization	247,602	255,361

	2,497,229	2,353,122

Operating (Loss)	$(386,544)	$(63,476)

        Systems Segment.    The following table indicates the primary components of revenue and operating costs resulting in this segment's operating loss.

	Year Ended January 31,
	2011	2010
Revenue	$2,860,967	$3,023,026

Direct Costs	857,903	862,939
Research and Development	725,689	672,899
Selling, General and Administrative	1,841,223	1,366,607
Depreciation and Amortization	358,494	395,750

	3,783,309	3,298,195

Operating Loss	$(922,342)	$(275,169)

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

9. Business Segments (Continued)

        Reconciliation of Operating Income (Loss) to Income (Loss) Before Income Taxes.    The following table reconciles the operating income (loss) from each segment to income (loss) before income taxes.

	Year Ended January 31,
	2011	2010
Operating Income (Loss)
Wagering	$(897,610)	$1,468,810
Hotel/Casino	(386,544)	(63,476)
Systems	(922,342)	(275,169)

	(2,206,496)	1,130,165

Other Income (Expense)
Interest Income	5,226	8,476
Interest Expense	(433,199)	(296,208)
Change in Estimated Fair Value of Warrant Liability	(120,816)	—
Litigation Income (Expense)	(184,858)	59,951
Other	(7,535)	81,322

	(741,182)	(146,459)

Income (Loss) Before Income Taxes	$(2,947,678)	$983,706

        Other Information.    Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.

	2011	2010
Capital Expenditures
Wagering	$3,744	$43,795
Hotel/Casino	38,662	8,357
Systems	—	98,944
Unallocated	—	3,416

	$42,406	$154,512

Identifiable Property(1)
Wagering	$399,825	$668,581
Hotel/Casino	1,531,517	1,769,776
Systems	827,420	1,187,839

	$2,758,762	$3,626,196

(1)
Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; and other assets. Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2011 and 2010, is a component of the Systems Segment.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 31, 2011 AND 2010

10. Additional Supplementary Cash Flow Information

        The reconciliation of net income (loss) to net cash provided by (used in) operating activities is as follows:

	2011	2010
Net income (loss)	$(3,316,678)	$983,706
Depreciation and amortization of property and equipment	878,126	979,858
Amortization of deferred gain on sale/leaseback	—	(287,960)
(Gain) loss on fixed asset disposal	12,250	(33,040)
Stock based compensation	236,422	34,845
Contributed services	146,338	193,164
Racusin settlement adjustment	—	(118,791)
Change in fair value of warrant liability	120,816	—
Issuance of common stock for services	41,250	—
Amortization of debt discount	81,589	—
Decrease (increase) in operating assets:
Accounts receivable	(5,031)	14,558
Inventories	21,685	75,688
Deferred tax asset	369,000	—
Prepaid expenses	4,449	15,703
Other current assets	15,758	94,072
Increase (decrease) in operating liabilities:
Accounts payable	407,039	25,760
Accrued liabilities	(6,239)	(39,118)
Long-term liabilities	170,000	—
Other long-term liabilities	16	—
Principal payments on Racusin litigation judgment	(332,710)	(300,000)
Unpaid winning tickets	(417,176)	(172,671)
Customer deposits and other current liabilities	532,478	(1,300,155)

Net cash provided by (used in) operating activities	$(1,040,618)	$165,619

11. Financial Instruments

        Except for the funds provided under the Bridge Loan and Merger Agreement, the Company's financial instruments consist of cash and equivalents, restricted cash, accounts receivable, accounts payable, unpaid winning tickets, advance deposits, and long-term debt. The Company's cash equivalents are short-term and diversified among security types and issuers, and their costs approximate estimated fair values. Other financial instruments that are also short-term and have little or no interest rate risk have estimated fair values equal to their historical cost carrying amounts. Management believes the estimated fair value of long-term liabilities are also not materially different from their historical cost carrying amounts due to the instruments' interest rates approximating market rates for similar borrowings.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2011. We determined that our disclosure controls and procedures were not effective, specifically in reference to the preparation of our Annual Report on Form 10-K, in accordance with all applicable reporting standards and within the statutory due dates (without extension), as a result of unusual demands placed on our financial and accounting department personnel to (1) respond to due diligence matters related to recent merger discussions and (2) to hire and train replacement personnel following the departure in February and March of 2010 of our prior Chief Financial Officer and certain other accounting personnel.

Changes in Internal Control over Financial Reporting

        Except for the effects of the staffing inadequacies and perceived causes discussed in the previous paragraph, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting other than our hiring of well qualified personnel for the accounting department who have stabilized the financial reporting function.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of January 31, 2011 because of the staffing inadequacies and related perceived causes discussed above. We have hired personnel to replace those that left the Company early in fiscal 2011 and are considering other changes designed to address the adequacy of our staffing. In addition, the stress on our human resources caused by due diligence processes associated with recent merger discussions has lessened, in some respects and to a certain degree, which should also have a positive effect on the adequacy of the staffing of our financial and accounting departments.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	67	President, CEO, and Chairman of the Board
Robert R. Barengo	69	Director
W. Larry Swecker	66	Director
Judith L. Zimbelmann	59	Director
Robert Kocienski	60	COO and Principal Financial Officer
John English	48	Sr. VP. Business Development and Public Affairs

        Victor J. Salerno has been our President, CEO, and Chairman of the Board since our inception. Mr. Salerno has been the President, CEO and a Director of Leroy's since September 1979. Mr. Salerno served as an Executive Vice-President and Director of Autotote CBS Corporation (subsequently purchased by us and renamed Computerized Bookmaking Systems, Inc.). He is a past President of the Nevada Association of Race and Sports Operators.

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

        Robert Kocienski has been our COO and Principal Financial Officer since November 2010. Mr. Kocienski has extensive experience in the gaming industry over the past thirty years. From July 2009 to November 2010, Mr. Kocienski provided consulting services to us. From April 2008 to June 2009, Mr. Kocienski served as Senior Vice President, CFO, and Treasurer of Tropicana Entertainment, LLC. From June 2006 to April 2008, Mr. Kocienski served as CFO of Cosmo Senior

Borrower, LLC. From November 2004 to May 2006, Mr. Kocienski served as President and CFO of Torgurson Gaming Group Mississippi.

        John English has been our Senior Vice President of Business Development and Public Affairs since November 2010. From July 2009 to November 2010, Mr. English provided consulting services to us. From 2004 to 2009, Mr. English served as Senior Vice President of Business and Creative Development for Las Vegas Gaming, Inc. (LVGI). Before joining LVGI, Mr. English created Sports Bet Xpress 2000, the first ever Nevada Gaming Control Board approved remote sports wagering system for bars, taverns and restaurants. Mr. English has developed global business relationships and has spoken and lectured on the subject of gaming, sports betting, and lottery worldwide.

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

Item 11.    Executive Compensation

        The following table summarizes the compensation for the periods indicated of our Chief Executive Officer and the two most highly compensated executive officers who served as executive officers as of January 31, 2011.

Summary Compensation Table

Name and principal position	Year Ended 01/31	Salary		Bonus	Stock Awards	Option Awards(5)	Non-equity incentive plan compensation(6)	Non-qualified deferred compensation earnings	All other compensation(7)	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Victor Salerno,	2011	$63,320	(1)	—	—	—	—	—	$15,621	$78,941
CEO, President	2010	$16,480	(1)	—	—	—	$51,774	—	$13,114	$81,368
Robert Kocienski,	2011	$44,791	(2)	—	—	$282,000	—	—	—	$326,791
COO, PFO
John English	2011	$44,791	(3)	—	—	$282,000	—	—	17,846	$344,637
Sr.VP Bus. Dev.

(1)
Mr. Salerno's compensation does not include interest paid to him on his loan to the Company. Mr. Salerno agreed to reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008 which was modified on September 22, 2010 to re-instate his salary at a 50% level. Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated.

(2)
Mr. Kocienski's annual salary is $250,000 under the employment agreement effective November 11, 2010. Under the agreement, Mr. Kocienski will also receive additional annual compensation of $68,087. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. Kocienski verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. Kocienski received payment of his deferred salary reductions, and his full salary was reinstated.

(3)
Mr. English's annual salary is $250,000 under the employment agreement effective November 11, 2010. Under the agreement, Mr. English will also receive additional annual compensation of $68,087. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. English verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. English received payment of his deferred salary reductions, and his full salary was reinstated.

(4)
The dollar amounts in column (f) are the aggregate grant date fair value of the option awards. Please refer to Part II-Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements- Notes 1 and 5 for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

(5)
The amounts in column (g), if any, include the annual performance bonus that the executives earned under their respective employment agreements, which are based on a pre-established percentage of our pre-tax earnings (as defined in their agreements) for the reported fiscal year.

(6)
These amounts in column (i) include the Company's matching contributions under our 401(k) plan and any other compensation such as an auto allowance. Mr. Salerno received an auto allowance which is included in the amounts in this column (i).

Employment Agreements

        We have the following employment agreements with the following executive officers:

        Victor Salerno.    Mr. Salerno's employment agreement became effective on July 1, 2002 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive five-year terms as of January 31, 2008. The agreement provides that Mr. Salerno may resign without cause upon 30 days' written notice to us. The agreement provides an annual base salary of $240,000, which is subject to annual review. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008 and began receiving 50% of his annual base salary, effective September 22, 2010. Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated. In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. If the Company terminates Mr. Salerno's employment without cause, he is entitled to an amount equal to five times his base salary at the rate in effect at the time of his termination, any bonus awarded but not yet paid, reimbursement for expenses incurred but not paid prior to the termination, continuation of Company provided health benefits and participation in the Company's long-term disability insurance for a period of 60 months following the termination (or the economic equivalent thereof), and such rights to other benefits as may be provided in applicable plans and programs of the Company, including, without limitation, applicable employee benefit plans and programs, according to the terms and conditions of such plans and programs. Mr. Salerno's agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under "Payments in the Event of a Change in Control." However, on April 13, 2011, Mr. Salerno entered into a subsequent agreement with the Company that terminates his employment agreement with the Company, including the entitlement to any payments, benefits or other rights thereunder, simultaneously with the consummation of the merger.

        Robert Kocienski.    On November 11, 2010 the Company entered into an agreement with Robert Kocienski, Chief Operating Officer and Principal Financial Officer, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. Kocienski verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. Kocienski received payment of his deferred salary reductions, and his full salary was reinstated. In addition, Mr. Kocienski will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company's bonus program as determined by the Company's board of directors. The Company granted Mr. Kocienski a stock option to purchase 1,047,490 shares of the Company's common stock at an exercise price equal to $.27 per share. The agreement provides for termination rights and change of control payments dependent on the particular circumstances. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger.

        John English.    On November 11, 2010 the Company entered into an agreement with John English, Senior Vice President of Marketing and Public Relations, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. English verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. English received payment of his deferred salary reductions, and his full salary was reinstated. The agreement provides for termination rights and change of control payments dependent on the particular circumstances. On April 13, 2011, Mr. English entered into an agreement that upon the execution of the Merger Agreement, amended and restated his employment agreement with the Company, including providing for base salary, retention payments and severance in certain circumstances. In addition, Mr. English will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company's bonus program as determined by the Company's board of directors. The Company granted Mr. English a stock option to purchase 1,047,490 shares of the Company's common stock at an exercise price equal to $.27 per share.

        Our long-term employment commitments through the existing terms of the agreements total $740,000 of base salary per annum through 2013, without consideration of typical benefits and voluntary salary reductions or deferrals.

        The following table provides information concerning executive officers' unexercised stock options as of January 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

Option awards
Name	Number of securities underlying unexercised options # exercisable(1)	Number of securities underlying unexercised options # unexercisable(1)	Equity incentive plan awards: Number of securities underlying unearned options #	Option exercise price $	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Victor J. Salerno	50,000	—	—	$2.00	08/31/2012
Robert Kocienski	1,047,490	—	—	$0.27	11/11/2020
John English	1,047,490	—	—	$0.27	11/11/2020

(1)
For information on vesting dates, see the schedule of stock option grants following the Director Compensation table below.

Payments in the Event of a Change in Control

        Mr. Salerno's agreement provides that if his employment terminates for any reason (other than death, disability or his resignation without cause during the initial term of his agreement, which ended on January 31, 2008, but was automatically renewed for five more years) within 24 months after a change in control of AWI, then we will pay, as termination benefits to Mr. Salerno, an amount equal to five times his base salary then in effect and we will continue his coverage under our health and welfare benefit plans for five years. Also in the event of a change in control of AWI, all of his stock options and any other stock-based awards will become exercisable or non-forfeitable. However, on April 13, 2011, Mr. Salerno entered into a subsequent agreement with the Company that terminates his employment agreement with the Company, including the entitlement to any payments, benefits or other rights thereunder, simultaneously with the consummation of the merger.

        Mr. Kocienski and Mr. English's agreements provide for the payout of the remaining amount due under their respective agreements and all of their stock-based awards will become exercisable and non-forfeitable. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the Merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger. Whereas, on April 13, 2011, Mr. English entered into an agreement that upon the execution of the Merger, amends and restates his employment agreement with the Company, including providing for base salary, retention payments and severance in certain circumstances.

Compensation of Directors

        Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. The following table summarizes the compensation paid to the directors for the fiscal year ended January 31, 2011.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
(a)	(b)(3)	(c)	(d)(4)	(e)	(f)	(g)	Sum (b-g)
W. Larry Swecker(1)	—	—	—	—	—	—	—
Robert R. Barengo(2)	—	—	—	—	—	—	—
Judith L. Zimbelmann(5)	—	—	—	—	—	$3,000	$3,000
Bruce Dewing(6)	—	—	—	—	—	$31,759	$31,759

(a)
This table includes only directors whose compensation is not reported in the Summary Compensation Table.

(1)
W. Larry Swecker has served as chairman of the compensation committee since 2005.

(2)
Robert R. Barengo has served as chairman of the audit committee since August 2006.

(3)
Mr. Swecker and Mr. Barengo agreed to forego director fees in the amount of $24,000 during fiscals 2010 and 2011 for the best interests of the financial health and well-being of the Company.

(4)
Mr. Swecker had 10,800 in stock option awards outstanding at January 31, 2011. Mr. Barengo had 9,200 in stock option awards outstanding at January 31, 2011. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2011 as part of the Directors' Stock Option Plan for the best financial interests of the Company.

(5)
Ms. Zimbelmann has received this compensation for rendering administrative services to the Company.

(6)
Mr. Dewing resigned as a director on August 1, 2010. Mr. Dewing received this compensation for serving as President of AWIG.

        We have granted the following stock options to our Directors (excluding terminated options):

Date	Granted To	Number of Shares		Terms
08/09/2001	Victor J. Salerno	30,000	(1)	$0.70 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 8, 2006

08/09/2001	Judith L. Zimbelmann	1,200	(1)	$0.60 exercise price per share; became fully exercisable on August 9, 2001; exercised on August 3, 2006

01/31/2002	W. Larry Swecker	400	(2)	$0.35 exercise price per share; became fully exercisable on January 31, 2003; expires on January 31, 2012

01/31/2003	W. Larry Swecker	400	(2)	$0.12 exercise price per share; became fully exercisable on January 31, 2004; expires on January 31, 2013

01/31/2004	W. Larry Swecker	400	(2)	$0.15 exercise price per share; became fully exercisable January 31, 2005; expires on January 31, 2014

01/31/2005	W. Larry Swecker	400	(2)	$0.55 exercise price per share; became fully exercisable on January 31, 2006; expires on January 31, 2015

08/31/2005	Robert R. Barengo	3,800	(2)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2015

08/31/2005	Victor J. Salerno	50,000	(1)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2012

08/31/2005	W. Larry Swecker	3,800	(2)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2015

08/31/2005	Judith Zimbelmann	3,000	(1)	$2.00 exercise price per share; became fully exercisable on August 31, 2007; expires on August 31, 2012

08/07/2006	Robert R. Barengo	5,000	(2)	$1.00 exercise price per share; became fully exercisable on August 31, 2008; expires on August 7, 2011

08/07/2006	W. Larry Swecker	5,000	(2)	$1.00 exercise price per share; became fully exercisable on August 31, 2008; expires on August 7, 2011

Date	Granted To	Number of Shares		Terms

01/31/2008	Robert R. Barengo	400	(2)	$0.79 exercise price per share; became fully exercisable on January 31, 2009; expires on January 31, 2013

01/31/2008	W. Larry Swecker	400	(2)	$0.79 exercise price per share; became fully exercisable on January 31, 2009); expires on January 31, 2013

(1)
Stock options were issued pursuant to our 2001 Stock Option Plan.

(2)
Stock options were issued pursuant to our Directors Stock Option Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of May 13, 2011, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group. Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

        A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of May 13, 2011 (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person's stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of May 13, 2011 but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of May 13, 2011, but does not assume the exercise of options by any persons outside of that group.

        Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno(1)	2,488,054	29.43%
Judith L. Zimbelmann(2)	1,004,200	11.94%
Robert R. Barengo(3)	534,200	6.35%
W. Larry Swecker(4)	30,800	0.37%
Robert Kocienski(5)	872,908	9.41%
John English(6)	261,872	3.02%

All directors and executive officers as a group (six persons)(7)	5,192,034	54.01%

5% Stockholder
Alpine Advisors LLC/Don R. Kornstein(8)	875,000	9.72%

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

(5)
Mr. Kocienski has 872,908 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(6)
Mr. English has 261,872 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(7)
Our current directors and named executive officers as a group have options for 1,207,780 shares, which they can exercise within the next 60 days. Those shares are included in the table above.

(8)
We derived this information from a Schedule 13D filed by Alpine Advisors LLC and Don R. Kornstein on June 23, 2010. Don R. Kornstein is the managing member of Alpine Advisors LLC. Alpine Advisors LLC is deemed to be the beneficial owner of 600,000 shares pursuant to the Amended and Restated Warrant Agreement dated as of June 11, 2010 (the "Warrant Agreement"). Pursuant to the Warrant Agreement, Alpine Advisors LLC was granted a warrant to purchase 600,000 shares of our common stock. Don R. Kornstein is deemed to be the beneficial owner of 875,000 shares, which amount includes the 600,000 shares issuable upon exercise of the Warrant and an additional 275,000 shares issued pursuant to the Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010. Alpine Advisors LLC and Don R. Kornstein are located at 825 Lakeshore Blvd., Incline Village, Nevada 89451.

Securities authorized for issuance under equity compensation plans

        The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2011.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	346,500	$1.96	571,567
2010 Stock Option Plan	2,294,980	0.28	450,000
Directors Stock Option Plan	20,000	1.32	—
Equity compensation plans not approved by security holders:
Warrant	600,000	0.22	N/A

Total	3,261,480	$0.45	1,021,567

(1)
For information regarding the plans see Part II, Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5.

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

        Victor J. Salerno (our President, CEO, and Chairman of the Board of Directors) owns 8,900 shares of Series A Preferred Stock (5,662 regular shares and 3,238 redeemable shares). Judith Zimbelmann (one of our directors) owns 5,262 shares of Series A Preferred Stock (all regular shares).

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

        From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	Paid	Accrued	Unpaid
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005(1)	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0
Fiscal 2008	$141,584	$0	$0
Fiscal 2009	$141,602	$0	$0
Fiscal 2010	$141,655	$0	$0
Fiscal 2011	$141,619	$0	$0

(1)
The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

        On November 8, 2007, we borrowed $400,000 against the $500,000 line of credit for the benefit of the AWIG in its acquisition of Sturgeons under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the "Salernos") and AWI. On April 21, 2008, the Guaranty Agreement was restated as a Line of Credit Confirmation Letter ("Line of Credit"); its terms broadened such that we could draw on the line of credit for the benefit of the Company, and consolidated subsidiaries, provided for us to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. Unless extended, the April 21, 2008 Line of Credit expired on February 16, 2011. The personal line of credit then in place was secured by the Salernos' residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The Salernos' terminated their bank financed personal line of credit in 2009, but they maintain the Line of Credit with the Company.

        On December 1, 2008, Mr. Salerno, loaned the Company an additional $500,000 fund our immediate general operating expenses. Due to the urgency for which the funds were needed, the funds were advanced on an expedited basis without formal board approval as reported in our Form 10-Q for the quarter ended October 31, 2008. Our independent directors considered and approved the fairness of a proposed amendment to the April 21, 2008 Line of Credit to cover the total $1,000,000 that has been loaned by Mr. Salerno at the same terms. The outstanding balance of this line of credit was $1,000,000 at January 31, 2010. We paid interest to Mr. Salerno totaling $100,000 in fiscal 2011 and $100,000 in fiscal 2010. The total $1,000,000 will be repaid with interest only payments during fiscal 2012, and the loan will mature on February 1, 2012.

        Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn as of January 31, 2011, and repaid from the proceeds of the Bridge Facility.

        We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal year ended January 31, 2011, her total compensation was $22,121. Ms. Salerno agreed to temporarily reduce her annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

        The contributed services expense for Victor and Terina Salerno for fiscal 2011 was $146,337.

        We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as a Vice President and gaming analyst of Leroy's. For our fiscal year ended January 31, 2011, his total annual compensation was $60,125. John Salerno agreed to temporarily reduce his annual base salary by 15%, effective July 2010.

        As of January 31, 2011, we had cash reserves and pledge agreements totaling $2.4 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $2.4 million amount consisted of our reserve account of $1.7 million held at Nevada State Bank and pledged certificates of deposit totaling $700,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011. We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy's, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

        In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC ("Alpine") as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company's common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the "equity value" of the transaction, as defined, or the amount of the proceeds from the financing

        In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company's common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company's stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company has borrowed $500,000 to date, which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment two persons to the Company's board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and "Level 2" measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 231% as of January 31, 2011), the warrants were valued at $129,478 with all treated as a warrant liability, revalued at each subsequent balance sheet with the change charged or credited to earnings with the debt discount amortized to interest expense over the repayment term of the loan using the effective interest method.

        At the Closing, each outstanding stock warrant to purchase shares of our common stock that is outstanding immediately prior to the effective time of the Merger shall be cancelled and, in exchange therefore, the Surviving Corporation shall pay to each former holder as soon as practicable following the effective time of the Merger an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share of our common stock under such stock warrant, and (ii) the number of shares of our common stock subject to such stock warrant.

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

        Under the director independence standards prescribed by NASDAQ, two of our three compensation committee members, namely Robert Barengo and W. Larry Swecker, are independent and Judith Zimbelmann is not.

        Our entire Board of Directors serves as our nominating committee.

Item 14.    Principal Accountants' Fees and Services

        Our audit committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern Certified Public Accountants ("PBTK") as our independent registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2011. PBTK previously performed similar audit and review services for the years ended January 31, 2001 through January 31, 2010. PBTK's primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

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

        Total Fees.    Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2011	2010
Audit Service Fees	$144,070	$138,975
Tax Service Fees	9,066	11,101
Other Fees	57,113	39,501

Total	$210,249	$189,577

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

  (a)(3) and (c) Exhibits

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger, dated as of April 13, 2011, among William Hill Holdings Limited, AW Sub Co. and American Wagering, Inc. (See Exhibit 2.1 to Form 8-K filed April 14, 2011, SEC File No. 000-20685)
3.1	*	Amended and Restated By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed November 20, 2007, SEC File No. 000-20685)
3.2	*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)
3.3	*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)
10.1	*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Proxy Statement on Schedule 14A filed October 16, 2001, SEC File No. 000-20685)
10.2	*(A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)
10.3	*(A)	2010 Stock Incentive Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)
10.4	*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)
10.5	*(A)	Amendment to Executive Employment Agreement of Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)

Exhibit Number		Description
10.6	(A)	Termination of Employment Agreement and Waiver of Payment Agreement dated April 13, 2011 between Victor Salerno, American Wagering, Inc. and William Hill Holdings Limited (to be effective upon consummation of the merger with William Hill Holdings Limited)
10.7	(A)	Employment Agreement between American Wagering, Inc. and Robert Kocienski, dated November 11, 2010
10.8	(A)	Amended and Restated Employment Agreement between American Wagering, Inc. and John English, dated April 13, 2011
10.9	*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.10	*(A)	Option Agreement of Robert Kocienski dated November 11, 2010 (See Appendix B to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)
10.11	*(A)	Option Agreement of John English dated November 11, 2010 (See Appendix C to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)
10.12	*
Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)
10.13	*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)
10.14	*
Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule (see Exhibit 10.21 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)
10.15	*	Loan Agreement from Victor Salerno (described in registrant's Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.16	*
Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Robert and Tracey Kocienski dated December 10, 2009 (see Exhibit 10.2 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)
10.17	*
Reimbursement Agreement for Pledged Certificate of Deposits between Leroy's Horse and Sports Place and Victor and Terina Salerno dated December 10, 2009 (see Exhibit 10.1 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)
10.18	*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.19	*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

Exhibit Number		Description
10.20	*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.21	*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.22	*
Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.23	*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.24	*
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
10.25	*	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada (see Exhibit 10.1 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.26	*	Commercial Guaranty, dated May 5, 2008, by Sturgeon's, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.2 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.27	*	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.3 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.28
Business Loan Agreement, dated September 4, 2010 between AWI Gaming, Inc. and Nevada State Bank; Change in Terms Agreement, dated September 4, 2010, between AWI Gaming, Inc. and Nevada State Bank; Commercial Guaranty by American Wagering, Inc. in favor of Nevada State Bank; Commercial Guaranty by Sturgeon's, LLC in favor of Nevada State Bank; Commercial Security Agreement, dated September 4, 2010, executed by AWI Gaming, Inc. in favor of Nevada State Bank
10.29	*
Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)
10.30	*
Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy's Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 10.18 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)
10.31	*	Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010 (see Exhibit 10.26 to Form 10-K filed May 7, 2010, SEC File No. 000-20685)

Exhibit Number		Description
10.32	*	Line of Credit dated May 17, 2010 between the Company and Victor Salerno (see Exhibit 10.1 to Form 8-K filed May 21, 2010, SEC File No. 000-20685)
10.33	*	Revolving Line of Credit Promissory Note dated May 17, 2010 (see Exhibit 10.2 to Form 8-K filed May 21, 2010, SEC File No. 000-20685)
10.34	*	Loan Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC (see Exhibit 10.3 to Form 10-Q filed September 20, 2010, SEC File No. 000-20685)
10.35	*	Borrower Pledge Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC (see Exhibit 10.4 to Form 10-Q filed September 20, 2010 SEC File No. 000-20685)
10.36	*	CBS Security Agreement dated June 22, 2010 between the Company and Alpine Advisors LLC (see Exhibit 10.5 to Form 10-Q filed September 20, 2010 SEC File No. 000-20685)
10.37	*	Amended and Restated Warrant dated June 11, 2010 issued to Alpine Advisors LLC (see Exhibit 10.6 to Form 10-Q filed September 20, 2010, SEC File No. 000-20685)
10.38	*
Bridge Loan Agreement, dated as of April 13, 2011, by and among American Wagering, Inc., the Guarantors (as defined therein) and William Hill Holdings Limited (See Exhibit 10.1 to Form 8-K filed April 14, 2011, SEC File No. 000-20685)
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

May 17, 2011	AMERICAN WAGERING, INC.

	By:	/s/ VICTOR SALERNO Victor Salerno President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR SALERNO Victor Salerno	President and Chief Executive Officer (Principal Executive Officer)	May 17, 2011
/s/ ROBERT KOCIENSKI Robert Kocienski	Principal Financial Officer and Chief Operating Officer (Principal Financial Officer)	May 17, 2011
/s/ W. LARRY SWECKER W. Larry Swecker	Director	May 17, 2011
/s/ JUDITH ZIMBELMANN Judith Zimbelmann	Director	May 17, 2011
/s/ ROBERT BARENGO Robert R. Barengo	Director	May 17, 2011

EXHIBIT INDEX

Number		Description
10.6(A	)	Termination of Employment Agreement and Waiver of Payment Agreement dated April 13, 2011 between Victor Salerno, American Wagering, Inc. and William Hill Holdings Limited (to be effective upon consummation of the merger with William Hill Holdings Limited)
10.7(A	)	Employment Agreement between American Wagering, Inc. and Robert Kocienski, dated November 11, 2010
10.8(A	)	Amended and Restated Employment Agreement between American Wagering, Inc. and John English, dated April 13, 2011
10.28
Business Loan Agreement, dated September 4, 2010 between AWI Gaming, Inc. and Nevada State Bank; Change in Terms Agreement, dated September 4, 2010, between AWI Gaming, Inc. and Nevada State Bank; Commercial Guaranty by American Wagering, Inc. in favor of Nevada State Bank; Commercial Guaranty by Sturgeon's, LLC in favor of Nevada State Bank; Commercial Security Agreement, dated September 4, 2010, executed by AWI Gaming, Inc. in favor of Nevada State Bank
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