Form 10-Q
period 2011-04-30
AMERICAN WAGERING INC
filed 2011-06-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 14, 2011, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2011 (Unaudited)	January 31, 2011

ASSETS
CURRENT ASSETS
Cash and Equivalents	$2,660,732	$1,485,148
Restricted Cash	1,262,408	1,762,396
Accounts Receivable	303,026	209,737
Inventories	120,146	122,228
Prepaid Expenses	332,491	359,758
	4,678,803	3,939,267

Property and Equipment, net of accumulated depreciation and amortization	2,271,486	2,454,488
Goodwill	103,725	103,725
Other	187,008	200,049
	$7,241,022	$6,697,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Short-Term Debt, net of amortized discount of $47,889	$—	$452,111
Current Portion of Long-Term Debt	1,176,839	170,604
Accounts Payable	549,454	1,624,448
Accrued Expenses	474,392	607,081
Unpaid Winning Tickets	378,144	604,053
Customer Deposits and Other	1,058,619	1,382,553
	3,637,448	4,840,850

Long-Term Debt, less current portion	5,774,437	2,793,749
Warrant Liability	403,884	250,294
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	401,726	242,127
	10,541,295	8,450,820

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 shares issued and outstanding	84,049	84,049
Additional Paid-In Capital	13,146,032	13,010,578
Deficit	(17,295,261)	(15,612,825)
Treasury Stock, at cost (61,100 common shares at cost)	(327,493)	(327,493)
	(3,300,273)	(1,753,291)
	$7,241,022	$6,697,529

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,
	2011	2010
REVENUES:
Wagering	$1,693,148	$1,499,992
Hotel/Casino	469,460	457,459
Systems	699,233	905,382
	2,861,841	2,862,833
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,386,163	1,442,797
Hotel/Casino	392,107	434,090
Systems	198,899	247,349
	1,977,169	2,124,236
Operating Expenses:
Research and Development	199,082	161,082
Selling, General and Administrative	1,749,655	840,047
Depreciation and Amortization	188,257	234,575
	2,136,994	1,235,704

	4,114,163	3,359,940

OPERATING LOSS	(1,252,322)	(497,107)

OTHER INCOME (EXPENSE):
Interest Expense	(147,053)	(79,420)
Loss on Debt Extinguishment	(126,960)	—
Change in Estimated Fair Value of Warrant Liability	(153,590)	—
Litigation Expense	(42)	(6,137)
Interest and Other Income	32,064	4,850

NET LOSS	$(1,647,903)	$(577,814)

NET LOSS PER COMMON SHARE —
BASIC AND DILUTED	$(0.20)	$(0.07)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2011	2010

Operating Activities
Net cash used in operating activities	$(2,788,909)	$(803,577)

Investing Activities
Withdrawal of restricted cash	500,000	46,194
Purchase of property and equipment	(4,039)	(3,058)
Net cash provided by investing activities	495,961	43,136

Financing Activities
Repayment of borrowings	(770,224)	(33,658)
Proceeds from borrowings	4,273,288	—
Dividends on preferred stock	(34,532)	(34,532)
Net cash provided by (used in) financing activities	3,468,532	(68,190)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,175,584	(828,631)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,485,148	2,084,268

CASH AND EQUIVALENTS, END OF PERIOD	$2,660,732	$1,255,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$250,767	$85,557
Issuance of common stock for services	$—	$37,500

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 30, 2011

(Unaudited)

1. Basis of Presentation; The Merger and Bridge Facility; and Related Risks and Uncertainties

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 18, 2011, with the SEC, from which the balance sheet information as of January 31, 2011 was derived.

On April 13, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with a foreign privately held company (the “Purchaser”). At the effective time of the merger, each holder of outstanding shares of the Company’s common stock (other than participants in the merger and dissenters) will be entitled to receive $0.90 in cash for each such share.  All of the outstanding shares of the Company’s common stock (other than participants in the merger) will be automatically cancelled at the effective time of the merger. Contemporaneous with the closing (as defined in the Merger Agreement), the purchaser shall pay the Company $1,416,200 and all of the additional accrued but unpaid interest on each share of preferred stock which will be used at the closing to redeem the preferred stock issued and outstanding, and to pay the related accrued interest. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option.

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

Additionally, on April 13, 2011, the Company and the Purchaser entered into a bridge loan agreement (the “Bridge Loan Agreement”) pursuant to which the Purchaser loaned the Company $4.25 million and, at the Purchaser’s sole discretion, may loan up to an additional $3.0 million (collectively, the “Bridge Facility”). The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement and (iii) December 31, 2013, subject to certain extension mechanisms. Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compounds on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid in kind by adding the accrued interest to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.

The terms of the Merger Agreement and the Bridge Loan Agreement limit the Company’s ability to engage in certain business activities without the prior consent of the Purchaser. The most significant of these restrictions limit the Company’s ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, enter into or modify material contracts, grant liens on the Company’s assets, and effect any significant change in the Company’s corporate structure or the nature of its business.

The Merger Agreement contains certain termination rights and reimbursement obligations. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) the Company may be required to reimburse the Purchaser and its affiliates for all of their reasonable out-of-pocket expenses up to $250,000 and (b) the Purchaser may be required to pay the Company a termination fee of $1.5 million, which amount shall be subject to offset to any amounts owed by the Company in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, the Company may not be able to pay its debts as they come due, including the Bridge Facility and / or execute its business plans, possibly leading to the financial and operational failure of the Company.

2.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted net income per common share is ordinarily calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. For loss periods, such potentially dilutive common shares are excluded from the calculation to avoid an anti-dilutive effect.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three months ended April 30 (unaudited):

	Numerator
	2011	2010

Net loss	$(1,647,903)	$(577,814)
Less preferred stock dividends	(34,532)	(34,532)
Net loss available to common shares, basic and diluted	$(1,682,435)	$(612,346)

	Denominator
	2011	2010
Weighted-average common shares outstanding, basic	8,343,779	8,209,228
Effect of dilutive stock options	1,158,641	316
Weighted-average common shares outstanding, diluted	9,502,420	8,209,544

The number of potentially dilutive common shares that have been excluded from the denominator using the treasury stock method was 165,300 and 646,100 at April 30, 2011 and 2010, respectively.

3.  Income Taxes

At April 30, 2011, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $9.7 million, of which approximately $1.1 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management believes that the Company’s history of net losses in three of the last four years makes it more likely than not that the Company’s net deferred tax assets will not be fully realized and, accordingly, has established a 100% allowance. In addition, in the event of a change in control (such as the pending Merger), realization of federal income tax benefits from NOLs may also be limited under Section 382 of the Internal Revenue Service Code.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to changes in the valuation allowance for deferred tax assets.

4.  Litigation and Contingencies

Racusin. For 2011 and 2010, litigation expense of $42 and $6,137, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin. There have been no material legal changes for this matter during the quarter ended April 30, 2011, from the fiscal year ended January 31, 2011.  Accordingly, as of April 30, 2011, we believe that the balance owed to Racusin has been fully paid. If arguments regarding the effects of the Stay Order on the Interpleader are heard and the Court were to rule that the Stay Order did not effect the Interpleader Order and did not result in an off-set in the calculation of the accrued interest, then we believe the amount due would be approximately $347,738 as of April 30, 2011, assuming an 8% interest rate. A history of the various proceedings in connection with this matter follows:

The Company and Racusin entered into a Settlement Agreement on September 3, 2004. On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from Bankruptcy. On May 13, 2005, the Company commenced an adversary proceeding in its bankruptcy case against Racusin and various other competing claimants to Racusin’s claim which action sought to interplead any distribution on the Racusin Claim into the Bankruptcy Court (the “Interpleader Adversary”). On or about August 2, 2005, the Bankruptcy Court entered an order approving the interpleader (the “Interpleader Order”), whereby the Company placed 250,000 shares of common stock with the clerk of the court as payment of the Racusin Claim while Racusin pursued his appeal of the Bankruptcy Appellate Panel’s decision in our favor subordinating Racusin’s claim pursuant to Section 510(b) of the Bankruptcy Code to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company’s stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. On August 31, 2005, the Court entered an order staying the interpleader (the “Stay Order”) pending a decision from the 9th Circuit Court of Appeals.

On June 28, 2007, the 9th Circuit Court of Appeals entered its final opinion, which reversed the Bankruptcy Appellate Panel’s decision, thus holding that Racusin’s claim was not to be subordinated pursuant to Section 510(b) of the Bankruptcy Code. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit’s reversal of the Bankruptcy Appellate Panel.

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

The Company and Racusin entered into the Settlement Agreement on September 3, 2004. Racusin filed a claim for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin that would have accelerated amounts due and imposed penalty interest at 12% per annum. We moved for rehearing in spring 2010 and at the hearing the Court verbally indicated an intent to vacate an August 18, 2009 order granting summary judgment in favor of Racusin, with the order subsequently entered on December 23, 2010. Based upon the Court’s December 23, 2010, wherein the Court found that an issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Adversary during the period between the Bankruptcy Appellate Panel’s subordination decision and the Ninth Circuit Court of Appeal’s decision to reverse the Bankruptcy Appellate Panel, we filed a motion for summary judgment seeking dismissal of Racusin’s still pending complaint of breach of the Settlement Agreement, and further relief on and discharge pursuant to the Interpleader Action. With respect to our claim for relief on the Interpleader action we contend that Racusin is not entitled to recover interest that allegedly accrued during the time when we previously deposited with the Court the 250,000 shares of AWI common stock through the date of entry of the Deposit Order on November 5, 2007, when the stock was exchanged for cash (i.e., “Gap Period”) and the interest that allegedly accrued during that period (“Gap Interest”). It is our position that if the Court disallows Gap Interest, or allows for an equivalent offset in restitution, we would have satisfied our entire obligation in full under the Settlement Agreement as of November 2010, and we would therefore be entitled to a refund of overpayments it made into the Court after November 2010. In the event the Court disagrees with our position, we argue in the alternative that we are current in our payments, and that we will pay off our entire remaining obligation in full under the Settlement Agreement in June 2012. There is no assurance that the Court will agree with our position.  If the Court disagrees with us, it could have a material adverse affect on our business, results of operations and financial condition.

Internet Sports International, Ltd. On July 17, 2008, Internet Sports International, Ltd. (“ISI”) filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Computerized Bookmaking Systems, Inc. (“CBS”), and our General Counsel (collectively, “the Defendants”). On February 3, 2011, the Defendants and ISI engaged in consensual mediation, which resulted in a global settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims.

Economic Conditions and Related Risks and Uncertainties Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company’s wagering revenue comes from its Nevada race and sports books, of which nearly 19% is derived from professional football events. If the professional football season were to be interrupted, for example, as a result of the current NFL lockout, this could have a significant adverse impact on future operations. Management also estimates that a significant portion the Company’s wagering revenue relates to college sports and, therefore, the passage of any amateur sports anti-wagering legislation could have a material adverse impact on future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

Though there are signs of economic improvement, lingering markers of the downturn still affect Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and the Company’s business for an indeterminate period. We are also hopeful, but there is no assurance that, the Company’s average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also, have a positive impact on our cash flow from operating activities.

The Company often carries cash and cash equivalents, including statutorily restricted amounts, on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as result of economic uncertainties discussed in the foregoing paragraphs. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

5.  Stock Options, Other Equity Transactions, and Subsequent Events

For the three months ended April 30, 2011 and 2010, activity related to both the employee and directors’ stock option plans was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2011	2,661,480	$0.51
Granted	—
Exercised	—
Forfeited or canceled	(200,000)	2.00
Balance at April 30, 2011	2,461,480	$0.39

Balance at February 1, 2010	647,299	$1.83
Granted	—
Exercised	—
Forfeited or canceled	—
Balance at April 30, 2010	647,299	$1.83

As of April 30, 2011, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	737,436	$0.62	7.80 years
Available for future grants	1,221,567	—	—

Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for the quarters ended April 30, 2011 and 2010, totaled $8,326 and $42,813, respectively. Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn and repaid from the proceeds of the Bridge Facility as of April 30, 2011.

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010, as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share (or $41,250 in the aggregate) based on the trading price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010, the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and was collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company borrowed $500,000 which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment of two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2” fair value measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 1.5% risk-free interest rate and an internal stock price volatility of 231% as of April 30, 2011), the warrants were valued at $403,884 and recorded as a warrant liability.

For the three months ended April 30, 2011 and 2010, non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” was $127,128 and $41,442, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows: [this should change for debt extinguishment]

	Three Months Ended April 30,
	2011	2010
Revenues
Wagering	$1,693,148	$1,499,992
Hotel/Casino	469,460	457,459
Systems	699,233	905,382
	$2,861,841	$2,862,833
Operating (loss)
Wagering	$(587,397)	$(328,257)
Hotel/Casino	(38,340)	(129,357)
Systems	(626,585)	(39,493)
	(1,252,322)	(497,107)
Other expense, net	(395,581)	(80,707)
Net (Loss)	$(1,647,903)	$(577,814)

Additional information for the Hotel/Casino segment follows:

	Three Months Ended April 30,
	2011	2010
Revenue
Casino	$243,094	$219,958
Hotel	98,362	86,088
Food/Beverage	128,004	151,413
	469,460	457,459
Direct Costs and Expenses
Casino	101,192	127,150
Hotel	45,717	40,041
Food/Beverage	154,420	179,042
Unallocated	90,778	87,857
	392,107	434,090

Selling, General and Administrative	62,511	89,140
Depreciation and Amortization	53,182	63,586
	507,800	586,816
Operating Loss	$(38,340)	$(129,357)

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2011, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

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

“ExactGeo Media” means ExactGeo Media, LLC, a wholly-owned subsidiary of AWI.

“Leroy’s” means Leroy’s Horse & Sports Place, Inc., a wholly-owned subsidiary of AWI.

“PlayBETM” means Mobile Sports Fantasy, LLC dba PlayBETM, a wholly-owned subsidiary of AWI.

“Sturgeons, LLC” means Sturgeons, LLC, a wholly-owned subsidiary of AWIG.

“Sturgeon’s” means Sturgeon’s Inn & Casino (which, as of March 1, 2006, is owned by Sturgeons, LLC).

Overview.  AWI is a leader in the design, development, and marketing of sportsbook accounting systems (equipment and software) as well as a leading independent sportsbook operator in Nevada. Our business operations involve many aspects of the race and sports book industry operated by our subsidiaries, Leroy’s, CBS, and AWIM. Our customer base is segmented into two categories: the Contract Customers and the Bettors.

Leroy’s provides a turn-key race and sports book solution to our Contract Customers who do not desire to operate a book on their own. Leroy’s operates a network of 57 sportsbooks, generating revenue from Bettors’ wagers less pay outs. We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing new convenience-driven products for the Bettors, and (iii) providing self-service products such as AWIM’s kiosk and the LEROY’S® APP©, which are described below. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any existing locations or new locations so added will be profitable, and the release of the LEROY’S® APP© may limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

CBS develops, sells and maintains computerized race and sports wagering systems for the gaming industry, namely our Contract Customers who want to operate their own race and sports book. CBS also markets, distributes, installs, and maintains AWIM’s kiosks, which assists the Company in controlling personnel costs by eliminating duplicate job positions. AWIM has the following three models of kiosk.

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

•                  Wall-mount kiosk is designed for space conscious environments and can be mounted on or built into a wall to give a seamless, integrated look. Demand for the wall-mount kiosk is greatest by Leroy’s locations a bars and taverns. These Leroy’s locations utilize the wall-mount kiosk in conjunction with telephone account wagering, where the Bettor establishes a wagering account and then can bet from his account while watching the sporting event at his favorite bar or tavern that has a Leroy’s wall-mount kiosk.

The LEROY’S® APP©.  On August 31, 2010, we announced the introduction of the LEROY’S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY’S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. The LEROY’S® APP© was developed for Leroy’s by CBS and we have a patent pending on the intellectual property. We have been approved by the Nevada Gaming Control Board to make the application available on Research In Motion®’s BlackBerry® devices and Google®’s Android® operating system v. 2.1 and newer. Additionally, we have been approved for use on the Samsung® Galaxy® Tablet, which uses Google® Android® operating system.(1)

Sturgeon’s operates the hotel/casino in Northern Nevada and is heavily dependent on the drive-through market on I-80. Sturgeon’s continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures. Accordingly, these factors will likely continue to have an affect on our business conditions and financial performance.

ExactGeo Media is an advertising company established to purchase and sell advertising in connection with our mobile betting application.  PlayBETM designs and hosts play-for-fun, contest versions of our mobile sports application, which we anticipate will generate revenue through advertising.  ExactGeo Media and PlayBETM are not revenue generating entities as of yet.  Nonetheless, if and when these two entities generate material amounts of revenue from advertising sales and services leveraged from our mobile application, we intend to report the entities’ operating results as a fourth segment, “Advertising.”

Liquidity and Capital Resources.

On April 13, 2011, we entered into the Merger Agreement and the Bridge Loan Agreement. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) we may be required to reimburse the Purchaser and its affiliates for all of their reasonable out-of-pocket fees and expenses up to $250,000 and (b) the Purchaser may be required to pay us a termination fee of $1.5 million, which amount shall be subject to offset to any amounts owed by us in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, we may not be able to pay our debts as they come due, including the Bridge Facility and / or may be unable to execute our business plan, possibly resulting in the financial and operational failure of the Company. Upon a default under the Bridge Facility, the Purchaser may foreclose on the collateral securing our obligations, which includes all of the equity interests in our wholly-owned subsidiaries.

In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. Recently the Company entered into the Bridge Loan Agreement that should satisfy the Company’s need for liquidity at least through the next year. More specifically, in April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), for rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) leaving approximately $1.95 million available for future cash flow requirements. The Bride Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. There is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

In addition, we see signs of slight improvements in the global macroeconomic factors that have negatively affected our country, Nevada, and the Company for the past three years. We continue to monitor these signs of improvement such as lower unemployment and increased passenger traffic at McCarran International Airport that may provide new opportunities for our self-

(1)  Each registered trademark is the property of its respective owner.

service kiosks and mobile technologies as our Contract Customers remain conservative in their capital spending but are seeking meaningful ways to bring innovative betting technology to their casino floor. We cannot be certain as to the timing or the scope of such opportunities in light of (i) the ongoing restricted credit market facing certain of our Contract Customers and the risk of the gaming industry impact of continued economic uncertainty; (ii) intense competition among suppliers, and (iii) more conservative betting patterns by Bettors because of job uncertainty and/or reduced discretionary income. Though there are signs of improvement, lingering markers of the downturn still affects Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and the Company’s business for an indeterminate period. We are also hopeful, but there is no assurance that, the Company’s average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also have a positive impact on our cash flow from operating activities.

Cash Flow

As of April 30, 2011, we had working capital of $1,041,355, compared to working capital deficit of $(901,583) at January 31, 2011. The increase in working capital is primarily due to the proceeds of $4.25 million under the Bridge Facility. This was partially offset by the net loss for the current year’s quarter. The short-term debt obligation to Alpine Advisors, LLC. was paid from the proceeds of the Bridge Facility as well.

Additionally, due to the negative economic environment, the Company previously took additional measures to conserve cash.  Upon funding of the Bridge Facility, the restrictive measures concerning the salaries were addressed.  The Company was able to reinstate the partial salary reductions of the employees, who had previously had their salaries reduced by 5% to 15%.  The executive management group, including the CEO, COO, Sr. Vice President of Business Development, and the in-house General Counsel, had agreed to reduce their annual base salaries to the amount sufficient to cover payroll deductions for benefits through October 2010. In November 2010, the executive management group began receiving pay at a level of 50%. Upon funding of the Bridge Facility, the full salaries of the executive management group were reinstated and the salaries deferrals which began in November 2010 for the CEO, COO, and Sr. Vice President of Business Development were paid.  The Company no longer matches the employees’ 401(k) contributions.

In fiscal 2011, the Company borrowed $500,000 from Alpine Advisors, LLC, and Victor Salerno, CEO, provided the Company with a $250,000 credit line. The proceeds of both loans were fully used during the year to alleviate a difficult cash position, and from the proceeds of the Bridge Facility, the Company paid to Alpine Advisors, LLC $600,417 in full and final payment of its loan and a prepayment penalty, and paid to Mr. Salerno $250,000 in full and final payment of his line of credit.  In addition, upon funding of the Bridge Loan, the Company paid Alpine $175,000 for advisory services in connection with negotiating and structuring the Merger Agreement with the Purchaser.  If the Merger is consummated, an additional fee of $625,000 will be due.

In addition to borrowings under the Bridge Loan Agreement as previously discussed and reduced payment requirements to Racusin (see Note 4 — Litigation and Contingencies), we believe, but there is no assurance that, our working capital position will also improve in fiscal 2012 due to: (a) normalization of the win percentage in sports book wagering; (b) an increased demand in fiscal 2012 for our CBS equipment due to certain customers’ desire to obtain new equipment, who are themselves recovering from the economy; (c) deployment of new products and services anticipated in fiscal 2012; and (d) additional or expanded sports book locations in fiscal 2012. Based on the foregoing, subject to the economy and the timely closing of the merger, we believe we will be able to satisfy our cash requirements for at least the next year from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature. No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.

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

As of April 30, 2011, we had cash reserves and pledge agreements totaling $1.65 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.65 million amount consisted of our reserve account of $1.2 million held at Nevada State Bank and pledged certificates of deposit totaling $450,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011 the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada

State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 as of April 19, 2011. We will likely have to increase our reserve in August 2011, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

Other

As of April 30, 2011, we had approximately $1.2 million in cash and cash equivalents and $450,000 in pledged certificates of deposit, the majority of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement to satisfy outstanding obligations and transaction costs (approximately $2.3 million) and to provide additional working capital (approximately $1.95 million). Based upon our anticipated operations, we believe that cash on hand, including borrowed funds, operating cash flows, and potential borrowing under the Bridge Facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2012. Our operations are affected by seasonality. Typically, we anticipate the need for liquidity during the second quarter of each fiscal year which lessens during the third quarter with the commencement of football season. However, with the current NFL lockout in effect, liquidity during football season may be negatively affected. However, even if there is no or a reduced NFL schedule during fiscal 2012, we believe, but there is no assurance that, our cash liquidity position will be sufficient to meet our operating needs, including new business development activities or unforeseen events including the outcome of litigation through fiscal 2012.

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

Summary

	Three Months Ended April 30,
	2011	2010	$ Change	% Change
Revenues	$2,861,841	$2,862,833	$(992)	0.0%
Costs and Expenses	4,114,163	3,359,940	754,223	22.4%
Other Expense, net	395,581	80,707	314,874	390.1%
(Loss) Before Income Taxes	$(1,647,903)	$(577,814)	$(1,070,089)	(185.2)%

Revenues and Direct Costs

The following table summarizes changes in our revenues and direct costs of our operating segments:

	Three Months Ended April 30,
	2011	2010	$ Change	% Change
Revenues
Wagering	$1,693,148	$1,499,992	$193,156	12.9%
Hotel/Casino	469,460	457,459	12,001	2.6%
Systems	699,233	905,382	(206,149)	(22.8)%
	$2,861,841	$2,862,833	$(992)	0.0%
Direct costs
Wagering	$1,386,163	$1,442,797	$(56,634)	(3.9)%
Hotel/Casino	392,107	434,090	(41,983)	(9.7)%
Systems	198,899	247,349	(48,450)	(19.6)%
	$1,977,169	$2,124,236	$(147,067)	(6.9)%

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues increased due to the following factors:

During the three months ended April 30, 2011, our amount of sports handle decreased by 11.4%, compared to the same period in the prior year, primarily due to the economic conditions as the average wager per ticket has trended downward. However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. We experienced a higher win percentage of 5.53% compared to 4.08% in the prior year’s quarter. Our race commissions were down $49,758 (-17.8%) from the prior year’s quarter as we continue to experience the downward trend in race wagering.

Direct costs decreased primarily due to reductions in payroll costs and lower contingent rent expense for locations that did not achieve volume incentives.

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

Hotel/Casino Segment

The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino.

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues increased by $23,136 (10.5%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $12,274 (14.3%) due to slightly higher occupancy and average room rate.  Food and beverage revenues declined by $23,409 (-15.5%) due modification in food product and self service.

Direct costs decreased due to “across the board” cost reductions, primarily payroll and related ($39,000).

Systems Segment

Systems Segment revenues decreased due to fewer equipment sales ($132,000) because no new casinos commenced operations and a reduction in maintenance fees ($74,000) due primarily to the loss of a multiple location contract.

Direct costs decreased in relation to the lower sales volume.

Research and Development

Research and development costs increased $38,000 due to activities associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative

Selling, general, and administrative expenses increased approximately $910,000 due to non-recurring costs associated with the negotiating and structuring of the Merger Agreement ($450,000) and higher payroll and related costs primarily for executives ($487,000).

Depreciation and Amortization

Depreciation and amortization decreased approximately $47,000 because management has deferred the routine replacement of operating equipment.

Other Income (Expense), net

The other income (expense), net increased approximately $315,000 due to cost associated with the early extinguishment of the Alpine Loan ($127,000, including a prepayment penalty of $100,000 and the write-off of the remaining debt discount), additional interest expense due to increased borrowings ($68,000), and an increase in the estimated fair value of the warrant liability ($154,000) due to an increase in the trading value of the Company’s common stock.

Critical accounting estimates and policies.

Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed in our 2011 Form 10-K, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, estimating the fair value of the warrant liability, loss contingencies, and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. There have been no changes to our critical accounting policies, estimates, and estimate methodologies since the filing of our 2011 Form 10-K. See Note 1 to Consolidated Financial Statements in the Form 10-K for additional discussion of our significant accounting estimates and policies.

Recent Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based on that evaluation, we concluded that the disclosure controls and procedures were not effective due to a late Form 10-K filed on May 18, 2011, which should have been filed by May 17, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2011, there were changes to our internal controls over financial reporting that improved the effectiveness of our review and approval of account analysis and journal entries associated with our periodic closing processes that have substantially mitigated a group of previously reported deficiencies.  Such deficiencies were caused by the departure of our prior chief financial officer and certain accounting personnel in February and March 2010 and the unusual time demands on our financial personnel related to the William Hill transactions.  There were no other changes to our internal controls over financial reporting during the quarter, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. There were no material changes to those risk factors during the three months ended April 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of April 13, 2011, among William Hill Holdings Limited, AW Sub Co. and American Wagering, Inc. incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2011.

10.1

Termination of Employment Agreement and Waiver of Payment Agreement dated April 13, 2011 between Victor Salerno, American Wagering, Inc. and William Hill Holdings Limited (to be effective upon consummation of the merger with William Hill Holdings Limited) incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on May 18, 2011.

10.2

Amended and Restated Employment Agreement between American Wagering, Inc. and John English, dated April 13, 2011 incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on May 18, 2011.

10.3

Bridge Loan Agreement, dated as of April 13, 2011, by and among American Wagering, Inc., the Guarantors (as defined therein) and William Hill Holdings Limited incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2011.

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

Dated: June 14, 2011

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer