Form 10-Q
period 2011-07-31
AMERICAN WAGERING INC
filed 2011-09-14
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of September 14, 2011, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31 2011	January 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,062,747	$1,485,148
Restricted Cash	1,262,319	1,762,396
Accounts Receivable	192,193	209,737
Inventories	126,918	122,228
Prepaid Expenses	409,092	359,758
	3,053,269	3,939,267

Property and Equipment, net of accumulated depreciation and amortization	2,093,693	2,454,488
Goodwill	103,725	103,725
Other	184,706	200,049
	$5,435,393	$6,697,529

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
Short-Term Debt, net of amortized discount of $47,889 as of January 31, 2011	$—	$452,111
Current Portion of Long-Term Debt	1,184,517	170,604
Accounts Payable	355,104	1,624,448
Accrued Expenses	346,904	607,081
Unpaid Winning Tickets	337,521	604,053
Customer Deposits and Other	839,294	1,382,553
	3,063,340	4,840,850

Long-Term Debt, less current portion	5,865,678	2,793,749
Warrant Liability	408,000	250,294
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	403,941	242,127
	10,064,759	8,450,820

STOCKHOLDERS’ EQUITY DEFICIENCY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 shares issued and outstanding	84,049	84,049
Additional Paid-In Capital	13,255,332	13,010,578
Deficit	(18,733,654)	(15,612,825)
Treasury Stock, at cost (61,100 common shares at cost)	(327,493)	(327,493)
	(4,629,366)	(1,753,291)
	$5,435,393	$6,697,529

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2011	2010	2011	2010
REVENUES:
Wagering	$913,514	$1,186,224	$2,606,661	$2,686,216
Hotel/Casino	650,234	594,742	1,119,695	1,052,201
Systems	733,657	699,459	1,432,890	1,604,841
	2,297,405	2,480,425	5,159,246	5,343,258
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,203,659	1,458,358	2,589,822	2,901,155
Hotel/Casino	441,016	515,709	833,123	949,799
Systems	234,387	179,819	433,286	427,168
	1,879,062	2,153,886	3,856,231	4,278,122
Operating Expenses:
Research and Development	217,573	185,236	416,655	346,318
Selling, General and Administrative	1,275,194	840,823	3,024,849	1,680,870
Depreciation and Amortization	170,841	225,117	359,098	459,692
	1,663,608	1,251,176	3,800,602	2,486,880
	3,542,670	3,405,062	7,656,833	6,765,002

OPERATING LOSS	(1,245,265)	(924,637)	(2,497,587)	(1,421,744)

OTHER INCOME (EXPENSE):
Interest Income	333	1,397	762	4,065
Loss on Debt Extinguishment	—	—	(126,960)	—
Interest Expense	(200,442)	(101,404)	(347,495)	(180,824)
Change in Estimated Fair Value of Warrant Liability	(4,114)	35,000	(157,706)	35,000
Litigation Expense	—	(4,549)	(42)	(10,686)
Other	46,791	(12,250)	78,427	(10,068)
	(157,432)	(81,806)	(553,014)	(162,513)

NET LOSS	$(1,402,697)	$(1,006,443)	$(3,050,601)	$(1,584,257)

NET LOSS PER COMMON SHARE –BASIC AND DILUTED	$(0.17)	$(0.13)	$(0.37)	$(0.20)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2011	2010

OPERATING ACTIVITIES
Net cash used in operating activities	$(4,509,309)	$(1,487,011)

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	77	(80,000)
Withdrawal of restricted cash	500,000	46,170
Proceeds from the sale of property and equipment	73,521	3,885
Purchase of property and equipment	(33,446)	(8,242)
Net cash provided by (used in) investing activities	540,152	(38,187)

FINANCING ACTIVITIES
Repayment of borrowings	(790,365)	(65,422)
Proceeds from borrowings	4,407,349	650,000
Dividends on preferred stock	(70,228)	(70,228)
Net cash provided by financing activities	3,546,756	514,350

NET DECREASE IN CASH AND EQUIVALENTS	(422,401)	(1,010,848)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,485,148	2,084,268

CASH AND EQUIVALENTS, END OF PERIOD	$1,062,747	$1,073,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$316,196	$169,973

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired with bank and/or vendor financing	$—	$32,694
Repayment of borrowing with new debt	$750,000	$195,000
Common Stock Issued for Services	$—	$3,750
Issuance of Warrants to Purchase Common Stock in connection with debt refinancing	$—	$129,478

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JULY 31, 2011 AND 2010
(Unaudited)

1.      Basis of Presentation; The Merger and Bridge Facility; and Related Risks and Uncertainties

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed on May 18, 2011, with the SEC, from which the balance sheet information as of January 31, 2011 was derived.

On April 13, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with William Hill Holdings, Limited, a private limited company formed under the laws of England and Wales (the “Purchaser”). At the effective time of the merger, each holder of outstanding shares of the Company’s common stock (other than participants in the merger and dissenters) will be entitled to receive $0.90 in cash for each such share.  All of the outstanding shares of the Company’s common stock (other than participants in the merger) will be automatically cancelled at the effective time of the merger. Contemporaneous with the closing (as defined in the Merger Agreement), the Purchaser shall pay the Company $1,416,200 and all of the additional accrued but unpaid interest on each share of preferred stock, which will be used at the closing to redeem the preferred stock issued and outstanding, and to pay the related accrued interest. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled, and, in exchange therefor, the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option and (ii) the number of shares subject to such stock warrant or option.

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

Additionally, on April 13, 2011, the Company and the Purchaser entered into a bridge loan agreement (the “Bridge Loan Agreement”) pursuant to which the Purchaser loaned the Company $4.25 million and, at the Purchaser’s sole discretion, may loan up to an additional $3.0 million (collectively, the “Bridge Facility”). The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement and (iii) December 31, 2013, subject to certain extension mechanisms. Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compounds on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid “in kind” by adding the accrued interest to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.

The terms of the Merger Agreement and the Bridge Loan Agreement limit the Company’s ability to engage in certain business activities without the prior consent of the Purchaser. The most significant of these restrictions limits the Company’s ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, enter into or modify material contracts, grant liens on the Company’s assets, and effect any significant change in the Company’s corporate structure or the nature of its business.

The Merger Agreement contains certain termination rights and reimbursement obligations. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) the Company may be required to reimburse the Purchaser and its affiliates for all of their reasonable out-of-pocket expenses up to $250,000 and (b) the Purchaser may be required to pay the Company a termination fee of $1.5 million, which amount shall be subject to offset to any amounts owed by the Company in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, the Company may not be able to pay its debts as they come due, including the Bridge Loan and / or execute its business plans, possibly leading to the financial and operational failure of the Company.

2.      Net (Loss) Per Common Share

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

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three and six months ended July 31 (unaudited):

	Numerator
Three Months Ended July 31,	2011	2010

Net loss	$(1,402,697)	$(1,006,443)
Less preferred stock dividends	(35,696)	(35,696)
Net loss applicable to common shares, basic and diluted	$(1,438,393)	$(1,042,139)

	Denominator
	2011	2010
Weighted-average common shares outstanding, basic	8,343,779	8,329,649
Effect of dilutive stock options	1,693,330	51,724
Weighted-average common shares outstanding, diluted	10,037,109	8,381,373

	Numerator
Six Months Ended July 31,	2011	2010

Net loss	$(3,050,601)	$(1,584,257)
Less preferred stock dividends	(70,228)	(70,228)
Net loss applicable to common shares, basic and diluted	$(3,120,829)	$(1,654,485)

	Denominator
	2011	2010
Weighted-average common shares outstanding, basic	8,343,779	8,270,436
Effect of dilutive stock options	1,474,557	436
Weighted-average common shares outstanding, diluted	9,818,336	8,270,872

The number of potentially dilutive common shares that have been excluded from the denominator using the treasury stock method was 162,900 and 616,100 at July 31, 2011 and 2010, respectively.

3.      Income Taxes

At July 31, 2011, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $9.7 million, of which approximately $1.1 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon its historical performance of losses in five of the past eleven years, Management believes it more likely than not that deferred tax assets will not be fully realized and, accordingly, has established a 100% allowance. In addition, in the event of a change in control (such as the pending Merger), realization of federal income tax benefits from NOLs may also be limited under Section 382 of the Internal Revenue Service Code.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to changes in the valuation allowance for deferred tax assets.

4.      Litigation and Other Contingencies

Racusin. For 2011 and 2010, litigation expense of $42 and $10,686, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to Michael Racusin.  Except for the oral findings and conclusions in favor of the Company on July 27, 2011 (see below), there have been no material legal changes for this matter during the quarter ended July 31, 2011, from the fiscal year ended January 31, 2011.  A history of the various proceedings in connection with this matter follows.

The Company and Racusin entered into a Settlement Agreement on September 3, 2004 to resolve a claim that Racusin had against the Company in its Chapter 11 bankruptcy case (the “Racusin Claim”). On or about March 11, 2005, the Company consummated its Plan of Reorganization and emerged from bankruptcy. On May 13, 2005, the Company commenced an adversary proceeding in its bankruptcy case against Racusin and various other competing claimants to Racusin’s claim which action sought to interplead any distribution on the Racusin Claim into the Bankruptcy Court

(the “Interpleader Action”). On or about August 2, 2005, the Bankruptcy Court entered an order approving the interpleader (the “Interpleader Order”), whereby the Company placed 250,000 shares of common stock with the Clerk of the Court as payment of the Racusin Claim while Racusin pursued his appeal of the Bankruptcy Appellate Panel’s decision in our favor subordinating Racusin’s Claim pursuant to Section 510(b) of the Bankruptcy Code to the 9th Circuit Court of Appeals. The Interpleader Order further stated that the Company’s stock would be substituted with cash payment in the event that the 9th Circuit reverses the Bankruptcy Appellate Panel. On August 31, 2005, the Court entered an order staying the interpleader (the “Stay Order”) pending a decision from the 9th Circuit Court of Appeals.

On June 28, 2007, the 9th Circuit Court of Appeals entered its final opinion, which reversed the Bankruptcy Appellate Panel’s decision, thus holding that Racusin’s Claim against the Company was not to be subordinated pursuant to Section 510(b) of the Bankruptcy Code. The Company filed a Form 8-K on July 6, 2007, in response to the 9th Circuit’s reversal of the Bankruptcy Appellate Panel.

On November 2, 2007, the Bankruptcy Court heard an argument to determine whether the Company could withdraw its 250,000 shares of common stock and whether it could begin depositing funds pursuant to an updated payment schedule attached to the Company’s motion (the “Revised Payment Schedule”). The Revised Payment Schedule estimated post-judgment interest at 8% per annum, compounded, from March 11, 2005, without taking into consideration the Interpleader Order of July 27, 2005 or the Stay Order of August 31, 2005, among other matters.

Racusin filed a claim against the Company for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment on that claim to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin, which accelerated amounts due and imposed penalty interest at 12% per annum. The Company moved for rehearing in spring 2010 and at a hearing on April 2, 2010, the Court orally ruled that it was vacating the prior August 18, 2009 order granting summary judgment in favor of Racusin, which oral ruling was later entered in a written order on December 23, 2010. Based upon the Court’s December 23, 2010 order, wherein the Court found that a genuine issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Action during the period between the Bankruptcy Appellate Panel’s subordination decision and the Ninth Circuit Court of Appeal’s decision to reverse the Bankruptcy Appellate Panel, on April 20, 2011 the Company filed a motion for summary judgment seeking dismissal of Racusin’s still pending complaint for breach of the Settlement Agreement, further relief on and discharge of the Company pursuant to the Interpleader Action, as well as a refund of alleged overpayments the Company made.

On July 27, 2011, the Court made oral findings and conclusion in favor of the Company on its motion for summary judgment.  Specifically, the Court orally ruled that Racusin’s complaint against the Company for breach of the Settlement Agreement was dismissed.  The Court also orally ruled that as to the Company’s Interpleader Action, interest did not accrue during the time when the Company previously deposited with the Court the 250,000 shares of AWI common stock through at least the date of the final decision of the 9th Circuit Court of Appeals on June 28, 2007.  The Court also orally ruled that the Company had satisfied its obligations in full to Racusin under the Settlement Agreement and thus did not have to make any further payments to Racusin.

The Court also orally indicated, however, that it would not make a determination on the amount of the Company allegedly overpaid under the Settlement Agreement and thus did not release such alleged overpayment back to the Company without further proceedings to determine what rights, if any, the Company, Racusin and certain other parties in interest had to such funds, as well as potentially allowing for appeals to be taken from the Court’s decisions.  It is anticipated that the Court’s oral decision from July 27, 2011 will be memorialized into a final written decision and entered by the Court sometime in September 2011.

Racusin has the right to appeal the Court’s decision granting the Company summary judgment.  If the Company were to prevail through the appellate process in accordance with the Court’s oral findings and conclusions from July 27, 2011, it is estimated that the Company’s payments to the Court through July 31, 2011, in connection with these matters, have exceeded the amount due by $239,000, including the $160,000 reflected in prepaid expenses as of such date.

Internet Sports International, Ltd. On July 17, 2008, Internet Sports International, Ltd. (“ISI”) filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Computerized Bookmaking Systems, Inc. (“CBS”), and our General Counsel (collectively, “the Defendants”). On February 3, 2011, the Defendants and ISI engaged in consensual mediation, which resulted in a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims.

Economic Conditions and Related Risks and Uncertainties Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company’s wagering revenue comes from its Nevada race and sports books, of which nearly 19% is derived from professional football events. Management also estimates that a significant portion the Company’s wagering revenue relates to college sports, and, therefore, the passage of any amateur sports anti-wagering legislation could have a material adverse impact on future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

Though management believes there are recent signs of economic improvement, lingering markers of the downturn still negatively affect Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, including the Company’s business, and may continue to do so for an indeterminate period. We are also hopeful, but there is no assurance that, the Company’s average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also, have a positive impact on our cash flow from operating activities.

The Company often carries cash and cash equivalents, including statutorily restricted amounts, on deposit with financial institutions substantially in excess of federally-insured limits. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

5.      Stock Options, Other Equity Transactions, and Subsequent Events

For the six months ended July 31, 2011 and 2010, activity related to both the employee and directors’ stock option plans was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2011	2,661,480	$0.51
Granted	—
Exercised	—
Forfeited or canceled	(202,000)	2.00
Balance at July 31, 2011	2,459,480	$0.39

Balance at February 1, 2010	647,299	$1.83
Granted	—
Exercised	—
Forfeited or canceled	(30,000)	.96
Balance at July 31, 2010	617,299	$1.87

As of July 31, 2011, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,499,280	$0.46	8.47 years
Available for future grants	1,223,567	—	—

Non-cash stock-based compensation recorded in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the three months ended July 31, 2011 and 2010 was $109,300 and $27,029, respectively. Non-cash stock-based compensation recorded in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the six months ended July 31, 2011 and 2010 was $236,428 and $30,972, respectively.

Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for the three and six months ended July 31, 2011 and 2010, totaled $0 and $36,816 and $8,326 and $79,626, respectively.  Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn and repaid from the proceeds of the Bridge Facility as of July 31, 2011.

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

    In June 2010, the Company borrowed $195,000 from and entered into a warrant agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010, the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and was collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company borrowed $500,000 which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment of two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2” fair value measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 1.5% risk-free interest rate and an internal stock price volatility of 231% as of July 31, 2011), the warrants were fully valued at $408,000 and recorded as a warrant liability.

6.      Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Wagering	$913,514	$1,186,224	$2,606,661	$2,686,216
Hotel Casino	650,234	594,742	1,119,695	1,052,201
Systems	733,657	699,459	1,432,890	1,604,841
	$2,297,405	$2,480,425	$5,159,246	5,343,258
Operating income (loss):
Wagering	$(950,747)	$(657,179)	$(1,538,144)	$(985,436)
Hotel Casino	95,037	(72,448)	56,697	(201,805)
Systems	(389,555)	(195,010)	(1,016,140)	(234,503)
	(1,245,265)	(924,637)	(2,497,587)	(1,421,744)
Other expense, net	(157,432)	(81,806)	(553,014)	(162,513)
Net Loss	$(1,402,697)	$(1,006,443)	$(3,050,601)	$(1,584,257)

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Casino	$290,737	$238,576	$536,899	$458,534
Hotel	213,265	139,859	311,101	225,947
Food/Beverage	146,232	216,307	271,695	367,720
	$650,234	$594,742	$1,119,695	$1,052,201
Direct Costs and Expenses:
Casino	108,213	134,945	209,404	262,095
Hotel	72,334	58,609	118,050	98,650
Food/Beverage	166,729	235,259	321,150	414,301
Unallocated	93,740	86,896	184,519	174,753
	441,016	515,709	833,123	949,799
Selling, General and Administrative	67,034	90,800	129,544	179,940
Depreciation and Amortization	47,147	60,681	100,331	124,267
	555,197	667,190	1,062,998	1,254,006

Operating Income	$95,037	$(72,448)	$56,697	$(201,805)

Item 2.              Management’s Discussion and Analysis or Plan of Operation.

Overview.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2011, particularly under the heading “Risk Factors.”  No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

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

Leroy’s provides a turn-key race and sports book solution to our contract customers who do not desire to operate a book on their own. Leroy’s operates a network of 54 sportsbooks and 19 tavern locations, generating revenue from bettors’ wagers less pay outs. We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing new convenience-driven products for the bettors, and (iii) providing self-service products such as AWIM’s kiosk and the LEROY’S® APP©, which are described below. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any existing locations or new locations so added will be profitable, and or that the release of the LEROY’S® APP© will not limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

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

●
Upright kiosk, which was jointly developed with a third party, is a free standing wagering kiosk and most frequently used by Leroy’s and our contract customers to expand the reach of the race and sports book throughout the casino floor.

●
Carrel kiosk is designed for the race bettor who never wants to leave his race carrel. The carrel kiosk allows him to place race and sports bets from the comfort of his race carrel, watch the races (or sporting events), and check results.

●
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

     The LEROY’S® APP©.  On August 31, 2010, we announced the introduction of the LEROY’S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY’S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. The LEROY’S® APP© was developed for Leroy’s by CBS and we have a patent pending on the intellectual property. We have been approved by the Nevada Gaming Control Board to make the application available on Research In Motion®’s BlackBerry® devices and Google®’s Android® operating system v. 2.1 and newer. Additionally, we have been approved for use on the Samsung® Galaxy® Tablet, which uses Google® Android® operating system.

Sturgeon’s operates a hotel/casino in Northern Nevada and is heavily dependent on the drive-through market on I-80. Sturgeon’s continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures. Accordingly, these factors will likely continue to have an affect on our business conditions and financial performance.

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

Overview

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

In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. Recently the Company entered into the Bridge Loan Agreement that should satisfy the Company’s need for liquidity at least through the next year. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) and leaving $1.95 million at that time for general corporate purposes. On September 2, 2011, the Company made a borrowing request under the Bridge Loan Agreement for $750,000 of Tranche II for general corporate purposes. There is currently $2,250,000 potentially available for borrowing under the Bridge Facility for future cash flow requirements. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

Though last quarter we saw signs of slight improvements in the global macroeconomic factors that have negatively affected our country, Nevada, and the Company for the past three years, this quarter we witnessed increase in Nevada’s unemployment rate and increased volatility in the stock market. We continue to monitor these signs of improvement such as lower unemployment and increased passenger traffic at McCarran International Airport that may provide new opportunities for our self-service kiosks and mobile technologies as our contract customers remain conservative in their capital spending but are seeking meaningful ways to bring innovative betting technology to their casino floor. We cannot be certain as to the timing or the scope of such opportunities in light of (i) the ongoing restricted credit market facing certain of our contract customers and the risk of the gaming industry impact of continued economic uncertainty; (ii) intense competition among suppliers, and (iii) more conservative betting patterns by bettors because of job uncertainty and/or reduced discretionary income. Though there are signs of improvement, lingering markers of the downturn still negatively affect Nevada with restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and the Company’s business for an indeterminate period. We are also hopeful, but there is no assurance that, the Company’s average wagering win percentage, which has recently been significantly lower than historical levels due to unpredictable swings in customer betting success, will increase and also have a positive impact on our cash flow from operating activities.

Cash Flow

As of July 31, 2011, we had working capital deficit of $(10,071), compared to working capital deficit of $(255) at July 31, 2010. The proceeds of $4.25 million under the Bridge Facility was used to payoff the short-term debt obligations to Alpine Advisors, LLC. ($500,000) and Victor Salerno ($250,000), as well as, reducing accounts payable and funded the cash flow shortfall experienced during the six months ended July 31, 2011. On September 2, 2011, the Company borrowed an additional $750,000 as tranche two under the Bridge Facility. In April 2011, the Company paid Alpine $175,000 for advisory services in connection with negotiating and structuring the Merger Agreement with the Purchaser.  If the Merger is consummated, an additional fee of approximately $625,000 will be due.

In addition to borrowings under the Bridge Loan Agreement as previously discussed and reduced payment requirements to Racusin (see Note 4 — Litigation and Contingencies), we believe, but there is no assurance that, our working capital position will also improve in last six months of fiscal 2012 due to: (a) normalization of the win percentage in sports book wagering; (b) an increased demand for our CBS equipment due to certain customers’ desire to obtain new equipment, who are themselves recovering from the economy; (c) deployment of new products and services anticipated and (d) additional or expanded Leroy’s locations. Based on the foregoing, subject to the economy and the timely closing of the merger, we believe we will be able to satisfy our cash requirements until the end of the fiscal year 2012 from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature.

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

As of July 31, 2011, we had cash reserves and pledge agreements totaling $1.65 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.65 million amount consisted of our reserve account of $1.2 million held at Nevada State Bank and pledged certificates of deposit totaling $450,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. On April 13, 2011, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 on April 19, 2011. We do not anticipate an increase to our reserve for the remainder of this fiscal year. If we are required to increase our reserve and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose.

Other

As of July 31, 2011, we had approximately $1.3 million in restricted cash and $450,000 in pledged certificates of deposit on an off-balance sheet arrangement, the majority of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement to satisfy outstanding obligations and transaction costs (approximately $2.3 million) and to provide additional working capital (approximately $1.95 million). On September 2, 2011, the Company borrowed an additional $750,000 as tranche two under the Bridge Facility. Based upon our anticipated operations, we believe that cash on hand, including borrowed funds, operating cash flows, and potential borrowing under the Bridge Facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2012. Our operations are affected by seasonality and the Company is entering the football season which generally has a positive impact on our cash flow. We believe, but there is no assurance that, our cash liquidity position will be sufficient to meet our operating needs, including new business development activities or unforeseen events including the outcome of litigation through fiscal 2012.

Results of Operations.

Overview

We report our results of operations through three operating segments: Wagering, Hotel/Casino and Systems. Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure that is used by us in allocating the appropriate level of resources and assessing performance of each segment. The following table summarizes the consolidated results of our segments.

Summary

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues	$2,297,405	$2,480,425	$(183,020)	(7.38)	$5,159,246	$5,343,258	$(184,012)	(3.44)

Costs and Expenses	3,542,670	3,405,062	137,608	4.04	7,656,833	6,765,002	891,831	13.18
Other Income and (Expense)	(157,432)	(81,806)	75,626	92.45	(553,014)	(162,513)	390,501	240.29

Loss Before Income Taxes	$(1,402,697)	$(1,006,443)	$(396,254)	(39.37)	$(3,050,601)	$(1,584,257)	$(1,466,344)	(92.56)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

Wagering Segment.  The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues increased due to the following factors:

During the three months ended July 31, 2011, our amount of sports handle decreased by 24.9%, compared to the same period in the prior year, primarily due to the economic conditions as the average wager per ticket has trended downward, the closure of one property and the loss of a contract at another property. However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. We experienced a slightly higher win percentage of 3.91% compared to 3.44% in the prior year’s quarter. Our race commissions were down $87,000 (-29.1%) from the prior year’s quarter as we continue to experience the downward trend in race wagering and the impact of the loss of two race book locations.

Direct costs decreased by $255,000 primarily due to reductions in payroll costs, telephone expense, gaming related taxes due to lower revenues, race related expenses due lower revenues, and lower rent and contingent rent expense for locations that did not achieve volume incentives or were closed.

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

Hotel/Casino Segment.  The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino.

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues increased by $52,000 (21.9%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $73,000 (52.5%) due to an 18 % increase in occupancy and a 13.74% increase in average room rate.  Food and beverage revenues declined by $70,000 (-32.4%) due to modification of food products provided and installation of self service ordering.

Direct costs decreased due to “across the board” cost reductions, primarily payroll and related of $27,000 and reduced costs of sales of $29,000 due to reduced food sales.

Systems Segment.  The Systems Segment includes the operating results from the sales of equipment and related maintenance of such equipment.

    Systems Segment revenues increased due to higher equipment sales of $86,000 and a reduction in maintenance fees (of $52,000 due primarily to the loss of a multiple location contract.

Direct costs increased in relation to the higher equipment sales of $33,000 and higher payroll costs of $18,000.

Research and Development.  Research and development costs increased $32,000 due to additional development costs associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative.  Selling, general, and administrative expenses increased approximately $434,000 due higher payroll costs of $235,000 and higher professional fees related to the Bridge Facility and the Merger Agreement with the Purchaser.

        Depreciation and Amortization.  Depreciation and amortization decreased approximately $54,000 because management has deferred the routine replacement of operating equipment.

Other Income (Expense), net.  The other income (expense), net increased approximately $76,000 due additional interest expense related to the Bridge Facility borrowings of $99,000, which was partially offset by a gain on the sale of property and equipment of $38,000.

Six Months Ended July 31, 2011 Compared to the Six Months Ended July 31, 2010

Wagering Segment.  The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues increased due to the following factors:

During the six months ended July 31, 2011, our amount of sports handle decreased by 17.4%, compared to the same period in the prior year, primarily due to the economic conditions as the average wager per ticket has trended downward, the closure of one property and the loss of a contract at another property. However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. We experienced a higher win percentage of 4.87% compared to 3.92% in the prior year period. Our race commissions were down $137,000 (-23.7%) from the prior year as we continue to experience the downward trend in race wagering and the impact of the loss of two race book locations.

Direct costs decreased by $311,000 primarily due to reductions in payroll costs, gaming related taxes due to lower revenues, race related expenses due lower revenues, and lower rent and contingent rent expense for locations that did not achieve volume incentives or were closed.

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

Hotel/Casino Segment.  The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino.

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues increased by $78,000 (17.1%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $85,000 (37.7%) due to an 18% increase in occupancy and a 13.74% increase in average room rate.  Food and beverage revenues declined by $96,000 (-26.1%) due to modification of food products provided and installation of self service ordering.

Direct costs decreased due to “across the board” cost reductions, primarily payroll and related ($32,000), utilities ($20,000) and reduced costs of sales ($32,000) due to reduced food sales.

Systems Segment.  The Systems Segment includes the operating results from the sales of equipment and related maintenance of such equipment.

        Systems Segment revenues decreased due to a reduction in equipment sales of $46,000 and maintenance fees of $126,000 due primarily to the loss of a multiple location contract.

Direct costs increased slightly by $6,000 with various expenses having nominal changes.

Research and Development.  Research and development costs increased $70,000 due to additional development costs associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative.  Selling, general, and administrative expenses increased approximately $1,344,000 due higher payroll costs of $697,000 and higher professional fees related to the Bridge Facility and the Merger Agreement with the Purchaser which included one time costs of $450,000.

Depreciation and Amortization.  Depreciation and amortization decreased approximately $100,000 because management has deferred the routine replacement of operating equipment.

Other Income (Expense), net.  The other income (expense), net increased approximately $390,000 due to costs associated with the early extinguishment of the Alpine Loan ($127,000, including a prepayment penalty of $100,000 and the write-off of the remaining debt discount), additional interest expense related to the Bridge Facility, additional interest expense due to increased borrowings of $158,000, and an increase in the value of warrant liability of $158,000.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2011, there were no changes to our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.              Legal Proceedings

   For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.          Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. There were no material changes to those risk factors during the six months ended July 31, 2011.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

    Not applicable.

Item 3.              Defaults Upon Senior Securities.

Not applicable.

Item 4.              Reserved.

Item 5.              Other Information.

Not applicable.

Item 6.              Exhibits.

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)-Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and Title 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL  information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Date:	September 14, 2011

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer