Form 10-Q
period 2011-10-31
AMERICAN WAGERING INC
filed 2011-12-15
CIK 1005214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 15, 2011, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31 2011	January 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,973,858	$1,485,148
Restricted Cash	1,491,472	1,762,396
Accounts Receivable	228,068	209,737
Inventories	134,898	122,228
Prepaid Expenses	571,995	359,758
	4,400,291	3,939,267

Property and Equipment, net of accumulated depreciation and amortization	1,954,778	2,454,488
Goodwill	103,725	103,725
Other	160,406	200,049
	$6,619,200	$6,697,529

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
Short-Term Debt, net of amortized discount of $47,889 as of January 31, 2011	$—	$452,111
Current Portion of Long-Term Debt	1,165,394	170,604
Accounts Payable	622,401	1,624,448
Accrued Expenses	497,276	607,081
Unpaid Winning Tickets	682,291	604,053
Customer Deposits and Other	1,662,978	1,382,553
	4,630,340	4,840,850

Long-Term Debt, less current portion	6,746,334	2,793,749
Warrant Liability	408,000	250,294
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	426,374	242,127
	12,534,848	8,450,820

STOCKHOLDERS’ EQUITY DEFICIENCY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 shares issued and outstanding	84,049	84,049
Additional Paid-In Capital	13,298,845	13,010,578
Deficit	(20,063,449)	(15,612,825)
Treasury Stock, at cost (61,100 common shares at cost)	(327,493)	(327,493)
	(5,915,648)	(1,753,291)
	$6,619,200	$6,697,529

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
REVENUES:
Wagering	$1,096,785	$2,382,578	$3,703,447	$5,068,794
Hotel/Casino	603,921	618,311	1,723,616	1,670,512
Systems	725,228	635,536	2,158,118	2,240,377
	2,425,934	3,636,425	7,585,181	8,979,683
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,373,900	1,653,595	3,963,723	4,554,750
Hotel/Casino	446,244	520,392	1,279,367	1,470,191
Systems	242,284	199,783	675,570	626,951
	2,062,428	2,373,770	5,918,660	6,651,892
Operating Expenses:
Research and Development	209,983	175,439	626,638	521,757
Selling, General and Administrative	1,077,515	772,768	4,102,364	2,453,639
Depreciation and Amortization	149,207	214,459	508,305	674,151
	1,436,705	1,162,666	5,237,307	3,649,547
	3,499,133	3,536,436	11,155,967	10,301,439

OPERATING INCOME (LOSS)	(1,073,199)	99,989	(3,570,786)	(1,321,756)

OTHER INCOME (EXPENSE):
Interest Income	498	657	1,260	4,722
Loss on Debt Extinguishment	—	—	(126,960)	—
Interest Expense	(221,399)	(124,969)	(568,894)	(305,793)
Change in Estimated Fair Value of Warrant Liability	—	(201,547)	(157,706)	(166,547)
Litigation Expense	—	(2,928)	(42)	(13,614)
Other	1	2,482	78,428	(7,586)
	(220,900)	(326,305)	(773,914)	(488,818)

NET LOSS	$(1,294,099)	$(226,316)	$(4,344,700)	$(1,810,574)

NET LOSS PER COMMON SHARE –BASIC AND DILUTED	$(0.16)	$(0.03)	$(0.53)	$(0.23)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31,
	2011	2010

OPERATING ACTIVITIES
Net cash used in operating activities	$(3,918,841)	$(323,225)

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	712	(80,000)
Withdrawal of restricted cash	270,212	46,852
Proceeds from the sale of property and equipment	73,521	3,885
Purchase of property and equipment	(43,713)	(10,188)
Net cash provided by (used in) investing activities	300,732	(39,451)

FINANCING ACTIVITIES
Repayment of borrowings	(787,257)	(105,989)
Proceeds from borrowings	5,000,000	750,000
Dividends on preferred stock	(105,924)	(105,924)
Net cash provided by financing activities	4,106,819	538,087

NET INCREASE IN CASH AND EQUIVALENTS	488,710	175,411

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,485,148	2,084,268

CASH AND EQUIVALENTS, END OF PERIOD	$1,973,858	$2,259,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$385,123	$305,793

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired with bank and/or vendor financing	$—	$32,694
Repayment of borrowing with new debt	$750,000	$195,000
Common Stock Issued for Services	$—	$3,750
Issuance of Warrants to Purchase Common Stock in connection with debt refinancing	$—	$129,478

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2011 AND 2010
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

On April 13, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with William Hill Holdings, Limited, a private limited company formed under the laws of England and Wales (the “Purchaser”). At the effective time of the merger, each holder of outstanding shares of the Company’s common stock (other than those held by participants in the merger and dissenters) will be entitled to receive $0.90 in cash for each such share.  All of the outstanding shares of the Company’s common stock (other than participants in the merger) will be automatically cancelled at the effective time of the merger. Contemporaneous with the closing (as defined in the Merger Agreement), the Purchaser shall pay the Company $1,416,200 and all of the additional accrued but unpaid interest on each share of preferred stock, which will be used at the closing to redeem the preferred stock issued and outstanding, and to pay the related accrued interest. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled, and, in exchange, the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option and (ii) the number of shares subject to such stock warrant or option.

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

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the three and nine months ended October 31 (unaudited):

	Numerator
Three Months Ended October 31,	2011	2010

Net loss	$(1,294,099)	$(226,316)
Less preferred stock dividends	(35,696)	(35,696)
Net loss applicable to common shares, basic and diluted	$(1,329,795)	$(262,012)

	Denominator
	2011	2010
Weighted-average common shares outstanding, basic	8,343,779	8,343,779
Effect of dilutive stock options	1,729,248	200,691
Weighted-average common shares outstanding, diluted	10,073,027	8,544,470

	Numerator
Nine Months Ended October 31,	2011	2010

Net loss	$(4,344,700)	$(1,810,574)
Less preferred stock dividends	(105,924)	(105,924)
Net loss applicable to common shares, basic and diluted	$(4,450,624)	$(1,916,498)

	Denominator
	2011	2010
Weighted-average common shares outstanding, basic	8,343,779	8,295,153
Effect of dilutive stock options	1,570,965	48,905
Weighted-average common shares outstanding, diluted	9,914,744	8,344,058

3.      Income Taxes

At October 31, 2011, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $9.7 million, of which approximately $1.1 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon its historical performance of losses in five of the past eleven years, Management believes that it is more likely than not that deferred tax assets will not be fully realized and, accordingly, has established a 100% allowance. In addition, in the event of a change in control (such as the pending Merger), realization of federal income tax benefits from NOLs may also be limited under Section 382 of the Internal Revenue Service Code.

The Company’s estimated annual effective tax rate of zero for the interim periods presented differs from statutory tax rates primarily due to changes in the valuation allowance for deferred tax assets.

4.      Litigation and Other Contingencies

Racusin. For the nine month periods ended October 31, 2011 and 2010, litigation expense of $42 and $13,614, respectively, is included in other income (expense) and consists of judgment interest incurred on our previously recorded obligation due to

Michael Racusin.  Except for the order granting partial summary judgment in favor of the Company entered on October 7, 2011 (see below), there have been no material legal changes for this matter during the quarter, from the fiscal year ended January 31, 2011.  A summary of the various proceedings in connection with this matter follows.

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

On July 27, 2011, the Court made oral findings and conclusion in favor of the Company on its motion for summary judgment, which was entered into written findings on October 7, 2011.  Specifically, the Court ruled that Racusin’s complaint against the Company for breach of the Settlement Agreement was dismissed.  The Court also ruled that as to the Company’s Interpleader Action, interest did not accrue during the time when the Company previously deposited with the Court the 250,000 shares of AWI common stock through at least the date of the final decision of the 9th Circuit Court of Appeals on June 28, 2007.  The Court also ruled that the Company had satisfied its obligations in full to Racusin under the Settlement Agreement and thus did not have to make any further payments to Racusin.

The Court also ruled, however, that it would not make a determination on the amount that the Company allegedly overpaid under the Settlement Agreement and thus did not release such alleged overpayment back to the Company without further proceedings to determine what rights, if any, the Company, Racusin and certain other parties in interest had to such funds, as well as allowing for appeals to be taken from the Court’s decisions.

On October 7, 2011, Racusin noticed his intent to appeal the Court’s decision granting the Company summary judgment to the United States Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  Racusin filed his appellate brief on November 28, 2011, under case number BAP. No. NV-11-1549.  If the Company were to prevail through the appellate process in accordance with the Court’s findings and conclusions from September 26, 2011, it is estimated that the Company’s payments to the Court through October 31, 2011, in connection with these matters, have exceeded the amount due by $239,000, including the $160,000 reflected in prepaid expenses as of such date.

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

Economic Conditions and Related Risks and Uncertainties. Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company’s wagering revenue comes from its Nevada race and sports books, of which nearly 19% is derived from professional football events. Nonetheless, a significant portion of the Company’s wagering revenue derives from professional basketball, and the recent National Basketball Association lockout did negatively impact the Company’s wagering revenue segment.  Management also estimates that a significant portion the Company’s wagering revenue relates to college sports, and, therefore, the passage of any amateur sports anti-wagering legislation could have a material adverse impact on future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.

Nevada’s unemployment rate still remains above 10%, which is a negative indicator of economic recovery for the state economy, from which the Company derives nearly all its revenue. As a result of the poor economic conditions, the Company has experienced reduced customer spending over the past three years, both from equipment and software sales and from customer wagering revenue.

The Company often carries cash and cash equivalents, including statutorily restricted amounts, on deposit with financial institutions substantially in excess of federally-insured limits. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

5.      Stock Options, Other Equity Transactions, and Subsequent Events

For the nine months ended October 31, 2011 and 2010, activity related to both the employee and directors’ stock option plans was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2011	2,661,480	$0.51
Granted	—
Exercised	—
Forfeited or canceled	(207,000)	2.00
Balance at October 31, 2011	2,454,480	$0.38

Balance at February 1, 2010	647,299	$1.83
Granted	1
Exercised	—
Forfeited or canceled	(30,000)	.96
Balance at October 31, 2010	617,300	$1.87

As of October 31, 2011, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,625,216	$0.44	8.30 years
Available for future grants	450,000	—	—

Non-cash stock-based compensation of $43,513 and $10,000 is included the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the three months ended October  31, 2011 and 2010, respectively. Non-cash stock-based compensation of $279,941 and $40,972 , is included in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for the nine months ended October 31, 2011 and 2010, respectively.

Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for the three and nine months ended October 31, 2011 and 2010, totaled $0 and $26,952 and $8,326 and $106,581, respectively.  Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn and repaid from the proceeds of the Bridge Facility as of October 31, 2011.

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares were effectively issued during the quarter ended July 31, 2010, as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share (or $41,250 in the aggregate) based on the closing price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing, which is agreed to be $625,000, based on an enterprise value of the Merger of $18 million.

In June 2010, the Company borrowed $195,000 from and entered into a warrant agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010, the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and was collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company borrowed $500,000 which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment of two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2” fair value measurement inputs as defined in GAAP including a risk-free interest rate of 4%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 1.5% risk-free interest rate and an internal stock price volatility of 231% as of October 31, 2011), the warrants were fully valued at $408,000 and recorded as a warrant liability.

6.      Business Segments

The Company reports the results of operations through three operating segments as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Wagering	$1,096,785	$2,382,578	$3,703,447	$5,068,794
Hotel Casino	603,921	618,311	1,723,616	1,670,512
Systems	725,228	635,536	2,158,118	2,240,377
	$2,425,934	$3,636,425	$7,585,181	8,979,683
Operating income (loss):
Wagering	$(821,502)	$379,905	$(2,359,646)	$(605,531)
Hotel Casino	40,886	(44,418)	97,583	(246,223)
Systems	(292,583)	(235,498)	(1,308,723)	(470,002)
	(1,073,199)	99,989	(3,570,786)	(1,321,756)
Other expense, net	(220,900)	(326,305)	(773,914)	(488,818)
Net Loss	$(1,294,099)	$(226,316)	$(4,344,700)	$(1,810,574)

Additional information for the Hotel Casino segment follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Casino	$267,220	$239,181	$804,119	$697,715
Hotel	197,830	156,702	508,931	382,649
Food/Beverage	138,871	222,428	410,566	590,148
	$603,921	$618,311	$1,723,616	$1,670,512
Direct Costs and Expenses:
Casino	126,964	137,558	385,835	399,653
Hotel	66,791	60,046	184,841	158,696
Food/Beverage	181,117	249,645	511,963	663,946
Unallocated	71,372	73,143	196,727	247,896
	446,244	520,392	1,279,366	1,470,191
Selling, General and Administrative	70,450	80,670	199,995	260,610
Depreciation and Amortization	46,341	61,667	146,672	185,934
	563,035	662,729	1,626,033	1,916,735

Operating Income (Loss)	$40,886	$(44,418)	$97,583	$(246,223)

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

Leroy’s provides a turn-key race and sports book solution to our contract customers who do not desire to operate a book on their own. Leroy’s operates a network of 54 sportsbooks and 56 tavern locations, generating revenue from bettors’ wagers less pay outs. We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing CBS’s advanced betting terminals  such as the dual faced-touchscreen terminals, and (iii) providing self-service products such as AWIM’s kiosk and the LEROY’S® APP©, which are described below. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any existing locations or new locations so added will be profitable, or that the release of the LEROY’S® APP© will not limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

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

◆
Upright kiosk, which was jointly developed with a third party, is a free standing wagering kiosk and most frequently used by Leroy’s and our contract customers to expand the reach of the race and sports book throughout the casino floor.

◆
Carrel kiosk is designed for the race bettor who never wants to leave his race carrel. The carrel kiosk allows him to place race and sports bets from the comfort of his race carrel, watch the races (or sporting events), and check results.

◆
Account Wagering Kiosk which is designed for use in areas beyond the traditional sportsbook, in conjunction with telephone account wagering.  That is, once the bettor establishes a wagering account, he can bet from his account while watching the sporting event at his favorite bar or tavern.

The LEROY’S® APP©.  On August 31, 2010, we announced the introduction of the LEROY’S® APP©, a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY’S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. The LEROY’S® APP© was developed for Leroy’s by CBS and we have a patent pending on the intellectual property. We have been approved by the Nevada Gaming Control Board to make the application available on Research In Motion®’s BlackBerry® devices, Google®’s Android® operating system v. 2.1 and newer, and Apple, Inc’s. iPhone®. Additionally, we have more recently been approved for use on the Samsung® Galaxy® Tablet, which uses the Google® Android® operating system.

Sturgeon’s operates a hotel/casino in Northern Nevada and is heavily dependent on the drive-through market on I-80. Sturgeon’s continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures. Accordingly, these factors will likely continue to have an adverse affect on our business conditions and financial performance, despite recent improvement in profitability resulting from changes to the average theoretical hold of our slot  machines and certain cost cutting measures.

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

In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. The shortfall of such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. Recently the Company entered into the Bridge Loan Agreement that should satisfy the Company’s need for liquidity at least through the next year. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) and leaving $1.95 million at that time for general corporate purposes. On September 2, 2011, the Company borrowed an additional $750,000 under the Bridge Loan Agreement for general working capital purposes. There is currently $2,250,000 potentially available for borrowing under the Bridge Facility for future cash flow requirements. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

Nevada’s unemployment rate still remains above 10%, which is a negative indicator of economic recovery for the state economy, from which the Company derives nearly all its revenue. As a result of the poor economic conditions , the Company has experienced over three years of reduced customer spending, whether from equipment and software sales or from customer wagering revenue.  The recent National Basketball Association lockout also has adversely affected our wagering revenue.

Cash Flow

As of October 31, 2011, we had working capital deficit of ($230,000), compared to working capital of $182,000 at October 31, 2010. The proceeds of $4.25 million under the Bridge Facility were used to payoff the short-term debt obligations to Alpine Advisors, LLC. ($500,000) and Victor Salerno ($250,000), as well as, reduce accounts payable and fund the cash flow shortfalls experienced during the nine months ended October 31, 2011. On September 2, 2011, the Company borrowed an additional $750,000 under the Bridge Facility. In April 2011, the Company paid Alpine $175,000 for advisory services in connection with negotiating and structuring the Merger Agreement with the Purchaser.  If the Merger is consummated, an additional fee of approximately $625,000, based upon the full enterprise value of the Merger of approximately $18 million, will be due.

In addition to borrowings under the Bridge Loan Agreement as previously discussed and reduced payment requirements to Racusin (see Note 4 — Litigation and Contingencies), we believe, but there is no assurance that, our working capital position may improve during the fourth quarter of fiscal 2012 due to: normalization of the win percentage in sportsbook wagering; deployment of new products and services anticipated; and additional or expanded Leroy’s locations. Based on the foregoing, subject to the economy and the timely closing of the Merger, which we expect will occur within the first half of 2012, we believe we will be able to satisfy our cash requirements until the expected closing of the Merger Agreement from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature.

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

Previously on April 13, 2011, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 during the off-peak season. The Company reduced its cash deposit at Nevada State Bank by $500,000 and reduced the pledge from Robert and Tracey Kocienski by $250,000 on April 19, 2011.

On September 14, 2011, the Company increased its reserve account with Nevada State Bank by $250,000, as the football season is our peak season. As of October 31, 2011, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $1.45 million held at Nevada State Bank and pledged certificates of deposit totaling $450,000. The pledged certificates initially expired in October 2010, but the parties agreed to extend their respective pledges without designating a specific expiration date. We do not anticipate an increase to our reserve for the remainder of this fiscal year. If, however, we are required to increase our reserve, there is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Purchasers sole discretion.  If we are unable to obtain the additional funds to increase our reserve, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results.

Other

As of October 31, 2011, we had approximately $1.45 million in restricted cash and cash equivalents and $450,000 in pledged certificates of deposit on an off-balance sheet arrangement, the majority of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement to satisfy outstanding obligations and transaction costs (approximately $2.3 million) and to provide additional working capital (approximately $1.95 million). On September 2, 2011, the Company borrowed an additional $750,000 under the Bridge Facility for general working purposes. Based upon our anticipated operations, we believe that cash on hand, including borrowed funds, operating cash flows, and potential borrowing under the Bridge Facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2012. Our operations are affected by seasonality, and the resolution of the NBA lockout and the football season should have positive effects on our cash flow for the remainder of the fiscal year. We believe, but there is no assurance that, our cash liquidity position will be sufficient to meet our operating needs, including new business development activities or unforeseen events including the outcome of litigation through fiscal 2012.

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

Summary

	Three Months Ended October 31,				Nine Months Ended October 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues	$2,425,934	$3,636,425	$(1,210,491)	(33.29)	$7,585,181	$8,979,683	$(1,394,502)	(15.53)

Costs and Expenses	3,499,133	3,536,436	(37,303)	(1.05)	11,155,967	10,301,439	854,528	8.30
Other Income and (Expense)	(220,900)	(326,305)	(105,405)	(32.30)	(773,914)	(488,818)	285,096	58.32

Loss Before Income Taxes	$(1,294,099)	$(226,316)	$(1,067,783)	(471.81)	$(4,344,700)	$(1,810,574)	$(2,534,126)	(139.96)

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

Wagering Segment.  The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues decreased due to the following factors:

During the three months ended October 31, 2011, our amount of sports handle increased by 2.3%, compared to the same period in the prior year, primarily due to an increase in account wagering which may be attributed to use of the mobile phone application and the addition of several new bar locations throughout Las Vegas.  However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. We experienced a lower win percentage of 3.0% compared to 7.2% in the prior year’s quarter, which was primarily due to a significantly lower win percentage in baseball from the prior year's quarter consistent with the industry performance and a lower than normal win percentage in football from the prior year's quarter which was not consistent with the industry performance.  Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. Also our race commissions were down $68,000 (-29%) from the prior year’s quarter as we continue to experience the downward trend in race wagering and the impact of the loss of two race book locations.

Direct costs decreased by $280,000 in the period primarily due to reductions in variable expenses directly related to revenue productions including a reduction in gaming taxes of $123,000, rent paid to book locations of $52,000, race related expenses such as track fees wire fees, racing forms and other related fees totaling $57,000, and advertising expense $62,000.

As the opportunity may arise and in accordance with our Bridge Facility and Merger Agreement, we intend to continue to open new locations and to continue our periodic review of existing locations in order to close those locations that are not operating efficiently.  There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations and other factors beyond our control, that we will be able to add new locations, or that any new locations so added will be profitable.

Hotel/Casino Segment.  The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino.

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues increased by $28,000 (11.7%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $41,000 (26.2%) due to a 9.4 % increase in occupancy and an 8.0% increase in average room rate.  Food and beverage revenues declined by $84,000 (-37.6%) as a result of reduced banquet room reservations.

Direct costs decreased $74,000 due to “across the board” cost reductions, primarily payroll and related of $31,000 and reduced costs of sales of $31,000 due to reduced food sales.

Systems Segment.  Systems Segment revenues increased due to higher equipment sales of $81,000 and a slight increase in maintenance fees of $8,000.

Direct costs increased $43,000 related to the higher equipment costs of sales of $26,000 and higher repairs and maintenance expense of $18,000.

Research and Development.  Research and development costs increased $35,000 due to additional development costs associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative.  Selling, general, and administrative expenses increased approximately $305,000 due higher payroll costs of $211,000 and higher professional fees of $78,000 related primarily to legal expense related to the Racusin matter.

Depreciation and Amortization.  Depreciation and amortization decreased approximately $65,000 because management has deferred the routine replacement of operating equipment.

Other Income (Expense), net.  The other income (expense), net decreased approximately $105,000 due to additional interest expense primarily related to the Bridge Facility borrowings of $96,000 which was offset by a reduction in the expense for warrant liability of $201,000.

Nine Months Ended October 31, 2011 Compared to the Nine Months Ended October 31, 2010

Wagering Segment.  The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues decreased due to the following factors:

During the nine months ended October 31, 2011, our amount of sports handle decreased by 10.3%, compared to the same period in the prior year, primarily due to the  closure of one property and the loss of a contract at another property. However, an increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. Elimination of unprofitable locations, closures of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle. We experienced a lower win percentage of 4.11% compared to 5.07% in the prior year period. The win percentage was lower than the prior year's nine month period primarily due to a significantly lower win percentage in baseball which was consistent with the industry performance and a lower than normal win percentage in football. Our sports revenue was $1,160,000 below the same period last year due to decreased handle and lower win percentage. Our race commissions were down $205,000 (-25.2%) from the prior year as we continue to experience the downward trend in race wagering and the impact of the loss of two race book locations.

Direct costs decreased by $591,000 primarily due to reductions in variable expenses directly related to revenue, such as, taxes and licenses of $153,000, rent paid to book locations of $143,000, and race related expenses including wire services, racing forms, and other related fees of $64,000. Additional expenses below last year included advertising of $46,000, supplies of $40,000, and payroll costs of $113,000.

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

Hotel/Casino Segment.  The Hotel/Casino Segment includes the operating results of Sturgeon’s Hotel/Casino.

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues increased by $106,000 (15.3%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $126,000 (33.0%) due to an 11.1 % increase in occupancy and an 18.7% increase in average room rate.  Food and beverage revenues declined by $180,000 (-30.4%) due to modification of food products provided and installation of self service ordering.

Direct costs decreased $190,000 due to “across the board” cost reductions, primarily payroll and related of $71,000, utilities of $28,000 and reduced costs of sales of $63,000 due to reduced food sales.

Systems Segment.  Systems Segment revenues decreased $82,000 (-3.7%) due to a reduction  in maintenance fees  of $117,000 due to the loss of a multiple location contract which was partially offset by an increase in sales of $35,000.

Direct costs increased by $49,000 with cost of goods sold increasing by $14,000 and repairs and maintenance increasing by $26,000.

Research and Development.  Research and development costs increased $105,000 due to additional development costs associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative.  Selling, general, and administrative expenses increased approximately $1,649,000 due to higher payroll costs of $932,000 and higher professional fees of $676,000 related to the Bridge Facility and the Merger Agreement including one time costs of $450,000, and increased Racusin legal costs.

Depreciation and Amortization.  Depreciation and amortization decreased approximately $166,000 because management has deferred the routine replacement of operating equipment.

Other Income (Expense), net.  The other income (expense), net increased approximately $285,000 due to costs associated with the early extinguishment of the Alpine Loan ($127,000, including a prepayment penalty of $100,000 and the write-off of the remaining debt discount), additional interest expense due to increased borrowings of $263,000 which was partially offset by an increase in other income of $86,000 and a reduction in litigation expense of $14,000.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based on that evaluation, we concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended Octorber 31, 2011, there were no changes to our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.              Legal Proceedings

For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.                      Risk Factors

A description of our risk factors can be found in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. There were no material changes to those risk factors during the nine months ended October 31, 2011.

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

**XBRL  information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Date:	December 15, 2011

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer
(Principal Financial Officer)