Form 10-K
period 2012-01-31
AMERICAN WAGERING INC
filed 2012-04-30
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012
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

Registrant’s telephone number, including area code (702) 735-0101
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value, $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 29, 2011, based on the closing price of the Over-The-Counter Bulletin Board of $0.70 per share was $3,080,438.

As of April 30, 2012, the number of outstanding shares of the registrant’s common stock was 8,404,879.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by references, certain “forward looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risk and uncertainties and reflect our current expectation regarding our future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “outlook,” “will,” “could,” “would,” “remains,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimates,” “future,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and similar expressions. These statements involve risks and uncertainties and reflect our current beliefs and are based upon information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies that could cause our actual results, performance or achievements, in fiscal year 2013 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: anticipated future sales or the timing thereof; the long-term growth and prospects of our business; the possible or potential legalization of sports wagering in other jurisdictions; the duration of unfavorable economic conditions which may reduce our product sales; the long term potential of the mobile sports wagering device application market and our ability to capitalize on any such growth opportunities; the failure or delay in completion of the merger transaction with William Hill Holdings Limited; and the other factors identified in Item 1A-Risk Factors of this Form 10-K. The forward-looking statements in this report are based upon information available to us as of the date of this report, and we assume no obligation to update or revise any forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause our actual results to differ materially from our current expectations.

Unless the context requires otherwise, all references to the “Company,” “AWI” “we,” “us,” and “our” include American Wagering, Inc. and its consolidated subsidiaries.

Item 1.  Business

Company History

AWI was incorporated in the state of Nevada in August 1995. We earn our revenue through the consolidated operations of our wholly-owned subsidiaries, including Leroy’s Horse & Sports Place, Inc. (“Leroy’s”), Computerized Bookmaking Systems, Inc. (“CBS”), AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”), ExactGeo Media, LLC (“ExactGeo Media”), and Mobile Sports Fantasy, LLC dba PlayBETM (“PlayBETM”). Leroy’s operates a network of 54 sportsbooks, 56 tavern remote account wagering locations, and expanded remote account wagering through the Leroy’s® App©, the first gaming approved downloadable app for betting on a wireless device. CBS designs, produces, sells and services computerized wagering systems for the race and sports wagering industry. AWIM designs, produces, and sells self-service race and sports wagering kiosks. AWIG is the sole member of Sturgeons, LLC dba Sturgeon’s Inn & Casino (“Sturgeons”), which AWIG owns and operates in Lovelock, Nevada. ExactGeo Media was recently formed to sell advertising in connection with our mobile betting capability, and PlayBETM is a contest, play-for-fun version of our mobile sports application.

Bridge Loan Agreement, Merger Agreement and Plan of Merger

On April 13, 2011, we, William Hill Holdings Limited, a private limited company formed under the laws of England and Wales (“Parent”), and AW Sub Co., a Nevada corporation and an indirect wholly-owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into AWI, with AWI surviving as a wholly-owned subsidiary of Parent (the “Merger”).

At the effective time of the Merger, each holder of outstanding shares of AWI common stock (other than (i) shares owned by Parent, Merger Subsidiary, or us or (ii) shares in respect of which dissenters’ rights have been properly exercised under Nevada law) will be entitled to receive $0.90 in cash for each such share (which shares shall be automatically cancelled).

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

Additionally, on April 13, 2011 (the “Bridge Loan Signing Date”), we and Parent entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) pursuant to which Parent agreed to loan to us funds in an aggregate principal amount of $4.25 million and, at the Parent’s discretion, up to an additional $3.0 million (the “Bridge Facility”). The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement (subject to a six month refinancing period) and (iii) December 31, 2013, subject to certain extension mechanisms.

Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compound on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid in kind and added to the balance of the loan.  During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.  A principal amount equal to $4,250,000 was made available to us on the Bridge Loan Signing Date. On September 2, 2011, we made a borrowing request under the Bridge Loan Agreement for $750,000 of Tranche II of the Bridge Facility for general corporate purposes. The remainder of the Bridge Facility, which is currently $2,250,000, may be funded from time to time in Parent’s sole discretion during the term of the Bridge Facility.

In connection with the Bridge Loan Agreement, the Company entered into a Pledge Agreement and Security Agreement to secure the Company’s obligations under the Bridge Loan Agreement. The pledged collateral under the Pledge Agreement includes (i) all right, title and interest of the Company (whether now or in the future) in Leroy’s, CBS, AWIM, AWIG, ExactGeo Media, and PlayBETM; (ii) all right, title and interest of the Company in and to all present and future payments, proceeds, dividends, distributions, instruments, compensation, property, assets, interests and rights in connection with or related to the collateral listed in clause (i); (iii) all indebtedness from time to time owed to the Company; (iv) any and all rights, powers, remedies and privileges of the Company with respect to the foregoing; and (v) all proceeds of the foregoing.

Pursuant to the Security Agreement, the Company, Leroy’s, CBS, AWIM, ExactGeo Media, and PlayBETM (the “Grantors”) granted Parent a first priority lien upon, among other things, the respective Grantor’s right, title, and interest in and to all present and future (i) accounts, accounts receivable, and deposit accounts; (ii) chattel paper (whether tangible or electronic); (iii) equipment; (iv) goods and inventory; (v) certain intellectual property, including patents, trademarks, trade names, and copyrights; (vi) cash and cash equivalents; (vii) books and records relating to or in connection with the foregoing; (v) supporting obligations relating to any of the foregoing; and (vii) proceeds of all of the foregoing.

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

Race and Sports Wagering Segment

Leroy’s.  Leroy’s was incorporated in the state of Nevada in November 1977. Leroy’s, through a central computer system located at the Company’s Las Vegas headquarters, operates a network of race and sport wagering facilities on the premises of non-restricted gaming locations throughout the state of Nevada. Leroy’s offers a “turn-key” race and sports wagering operation that allows casinos to satisfy their patron’s desire for race and sports wagering, without the casino bearing the risk and overhead associated with running the operation themselves. By combining volume from a large number of locations, the Company believes that Leroy’s more effectively hedges risks and more efficiently covers fixed overhead. Keeping pace with the mobility trends of its bettors, Leroy’s introduced the first sports betting application for a bettor’s mobile phone while in Nevada, the Leroy’s® App©, approved by the Nevada Gaming Authorities, and provides remote account wagering at 56 taverns in Nevada. Leroy’s generates revenue from patron wagers less payouts.

Race and Sports Wagering Systems Segment

CBS.  Founded in 1983, CBS designs, produces and services computerized wagering systems for the race and sports wagering industry. CBS is a leading race and sports equipment and software supplier in the State of Nevada. Accordingly, CBS services the majority of race and sports books in Nevada. We believe that the CBS Race and Sports System is the industry standard for race and sports content wager processing, delivery, and accounting. CBS also is the distributor of self-service race and sports wager kiosks, designed by AWIM. Additionally, CBS designed the first mobile sports betting application to receive approval from the Nevada Gaming Authorities, which is currently utilized by Leroy’s. CBS generates revenue as it sells and maintains these sports wagering systems for the gaming industry.

AWI Manufacturing, Inc.  AWIM designs self-service race and sports wagering kiosks. The kiosks interface with our customers’ CBS Race and Sports Systems and they expand our customers’ race and sports books’ size and hours of operation without increasing the labor cost. The installation of kiosks in Leroy’s locations assists in controlling personnel costs, lengthening hours of operation, increasing Leroy’s visibility, and enhancing the convenience of the patron. The AWIM upright kiosk was jointly designed with a third-party vendor. Smaller self-service kiosks were placed in over 20 of our 56 local tavern locations during fiscal 2012.

Hotel/Casino Segment

AWI Gaming, Inc.  AWIG is the sole member of Sturgeons, LLC, which owns and operates the Sturgeon’s Inn & Casino. AWIG’s intended purpose was to acquire hotel/casino properties; although due to the economy and other financial reasons, no other acquisitions have occurred to date and none are anticipated in the near future.

Sturgeons, LLC.  Sturgeons, LLC d/b/a Sturgeon’s Inn & Casino (“Sturgeon’s”) is a hotel, casino and restaurant operation located in Lovelock, Nevada that was acquired on March 1, 2006.

Other activities (in the Race and Sports Wagering Segment)

ExactGeo Media, LLC.  Established in 2011, ExactGeo, Media was formed to sell advertising in connection with our mobile betting application.

Mobile Sports Fantasy, LLC dba PlayBETM.  Established in 2011, PlayBETM was formed to offer the public a contest, play-for-fun version of our mobile sports application, and we anticipate generating revenue from the sale of advertising placements on the contest application.

Sports Wagering

Wagering on sporting events is legal in varying degrees in the states of Nevada, Oregon, Montana, and Delaware and in numerous foreign countries. Wagering on sporting events has increased significantly with cable and satellite television, and technological improvements. When sporting events are televised, there is increased exposure and interest, which, we believe, leads to increased sports betting.

A sports wagering facility, or “sports book,” is a gambling establishment that sets odds and point spreads and accepts bets on the outcome of sporting events such as football, basketball, baseball, and hockey games. Sports books set odds and point spreads aiming not to reflect the final result, but to maintain a “balanced book” by offering odds or point spreads that will attract equal amounts of bets on each side of a particular event. Generally, a patron’s odds (or point spread or the “line”) are fixed at the time he or she makes his or her bet, regardless of any subsequent movement in the line. Under this system, a sports book operator attracts bets by changing or “moving” the line up or down to encourage wagering on a specific side or team.

To the extent that a book on a particular event is not balanced, the bookmaking operation takes a risk on the outcome of the event. This is the fundamental difference from other forms of organized gambling, where profits result from patron play against a statistical advantage that the gambling operator (the “House”) possesses; or in the case of pari-mutuel wagering, used by major North American Horse Racing Tracks, Dog Race Tracks, and Jai-Alai establishments, where the House receives a guaranteed percentage of the wagers for operating expenses, profit and taxes and the remainder is distributed to the winners. Nevada also now uses pari-mutuel wagering for betting on Dog Race Tracks.

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

A sports book also attempts to limit the potential risk by setting game limits and line movement. For example, the opening line for a football game ideally would split the bets from the time it was posted until kick-off. However, the opening line generally is unbalanced. Because a sports book does not want to take the risk of accepting unlimited bets on one side of a game, it creates a game limit, the maximum amount of money that will be accepted at the posted line. When the game limit is reached, the line is changed, or “moved,” to attract wagers on the “other” side. We believe that using a conservative strategy of placing limits on games mitigates a great portion of our risk of losing large sums of money in short time periods.

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

When Leroy’s began operations in 1978, it was one of only seven sports and race books in Las Vegas. Currently, virtually every major casino in Nevada offers its patrons a sports and race book. The typical sports book location leased by Leroy’s encompasses approximately 300 square feet, but can range from 100 to 10,000 square feet, contains a board displaying the odds, television monitors showing sporting events, betting stations, ticket sellers and cashiers. Most leases are at fixed rates, are cancelable by either party with proper notice, and some have revenue sharing or incentive (participation) clauses. As a bet is placed, the wagering data is entered into a computer terminal which is connected via a communications device to Leroy’s centralized computer system which confirms the line, determines that the bet is within the limits set for the particular event, records the information on a central database, and issues a ticket evidencing the bet. The ticket is then distributed to the patron with Leroy’s simultaneously recording the wager. Personnel at Leroy’s corporate office monitor all bets and adjust the odds as necessary to reflect the various bets throughout all of Leroy’s locations.

We believe that Leroy’s has lower maximum betting limits than many sports books operated by the larger casinos. We established these lower limits in an effort to limit bets from the more sophisticated patrons who often place larger bets. In addition, in order to limit the more sophisticated bettors from utilizing strategies that would provide an advantage, we set even lower limits for account wagering bets placed through the mobile application on a wireless device, which are currently accepted only from within Nevada. We believe that geographical dispersion across Nevada is more likely to attract bets from patrons more evenly on both sides of a line, thereby further limiting our risk.

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

We offer limited horse race wagering at most of Leroy’s locations, and a full pari-mutuel race book at four of our locations. See Pari-Mutuel Race Wagering below.

Leroy’s race books utilize the same personnel and facilities as its sports books, but Leroy’s does not set its own odds for race wagering. Leroy’s accepts wagers for races by offering race patrons the same odds as the racetracks at which the races occur. At those locations with limited race wagering, Leroy’s pays full track odds up to the predetermined limit. At those locations with full pari-mutuel race wagering, there are no limits and Leroy’s operates a daily race book with wagers merged into the on-track pari-mutuel pools.

Online sports’ betting (through use of personal computers) has existed for approximately 20 years, is currently very popular, and continues to become more popular each year. However, in response to online sports wagering, Leroy’s created a mobile application for use on approved wireless devices that permits a bettor to legally place a bet any where in the state of Nevada. The increased popularity of online sports betting may result in the continued growth of the sports betting industry in general, or could have an adverse impact upon our live wagering facilities in Nevada. At this time, we cannot predict what impact, if any, the growth of online wagering may have on our overall handle (total amount wagered). See Item 1.A Risk Factors below.

Pari-Mutuel Race Wagering

In December 1997, Leroy’s joined the Nevada Pari-mutuel Association to allow pari-mutuel race wagering at one or more of its licensed locations. As of January 31, 2012, four licensed Leroy’s locations, in association with a disseminator, offer pari-mutuel wagering on numerous events at racetracks throughout the country.

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

AWIG faces competition from other hotel/casino operators. Sturgeon’s is the only hotel/casino operation in Lovelock, Nevada. While most of its revenues are generated from residents of that area, Sturgeon’s also competes, to varying degrees, in the tourism market with casino facilities in Reno, Sparks, Fallon and Winnemucca. However, other hotel operations (without casino facilities) compete for the tourism market while other (smaller) casino facilities (without hotel operations) in Lovelock, Nevada compete for gaming patrons in this area.

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

Research and Development

We incurred costs of $848,013 in research and development in the fiscal year ended January 31, 2012, as compared to $725,689 in the fiscal year ended January 31, 2011, all of which was expensed as incurred. We intend to conduct continuing development and innovation of our products in accordance with changing consumer preferences, demographics, and the evolution of new technologies such as the Leroy’s® App©. Our development strategy is to leverage our proprietary technology and regulatory approvals to integrate third party developed solutions such as age verification, biometrics, identification, security, and wireless devices in order to provide fully-integrated applications that are competitive and innovative in the regulated gaming industry.

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

We have been found suitable as the publicly traded parent of entities holding Nevada gaming licenses. Leroy’s is licensed by the Nevada Gaming Authorities as the owner/operator of non-restricted race and/or sports book operations; AWIM is licensed by the Nevada Gaming Authorities as a Manufacturer and a Distributor; AWIG is licensed by the Nevada Gaming Authorities as the sole member of Sturgeon’s; Sturgeon’s is licensed by the Nevada Gaming Authorities as the operator of non-restricted gaming operations at Sturgeon’s Inn & Casino; CBS is not required to maintain any gaming-related licenses. Gaming licenses require the periodic payment of fees and taxes and periodic reviews by the gaming authorities. Furthermore, gaming licenses are not transferable.

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

Employees

We had 163 full-time and 41 part-time employees at January 31, 2012, at all of our locations and subsidiaries, including our Sturgeon’s property, of which 24 employees were full-time and 17 were part-time. None of our employees are represented by a labor union. We do not know whether or to what extent, if any, our employees will, in the future, be governed by collective bargaining agreements. At this time, we believe our employee relations are good.

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

If the Merger Contemplated by the Merger Agreement Does Not Occur or Is Delayed, It Could Have a Material Adverse Effect on Our Business, Financial Condition, and Results of Operations

There is no assurance that the Merger will occur or that the closing conditions of the Merger will be satisfied, including approval of the Merger by Nevada gaming regulators. The transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. We are subject to several risks as a result of the Merger Agreement and the Bridge Loan Agreement, including, but not limited to, the following, any of which could materially adversely affect our business, results of operations and financial condition:

●	If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

●	Certain costs related to the Merger and the Bridge Facility, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not completed;

●	Under circumstances as defined in the Merger Agreement, we may be required to reimburse expenses if the Merger Agreement is terminated;

●
If the Merger Agreement is terminated, the principal balance of the Bridge Facility, and all accrued interest, would become due and payable, and if we are unable to make such payment, Parent may foreclose on the collateral securing the obligations under the Bridge Loan Agreement;

●	Stockholder lawsuits may be filed against us in connection with the Merger Agreement;

●	Our management and employees’ attention may be diverted from day-to-day operations; and

●	We may not be able to draw additional funds under the Bridge Facility, as additional advances are in Parent’s sole discretion.

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

Current Economic Conditions Will Likely Adversely Affect Our Results of Operations

Our business is vulnerable to downturns in national and local economic conditions, including, without limitation, downturns in the economy related to threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; tightening of available credit; increasing government regulation, spending and taxes; increasing energy costs; increasing interest rates; declining consumer confidence; and declines in the stock market. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in transportation or other costs will likely lead to our customers having less discretionary income with which to travel to Nevada and wager. We face the risk that the effects of higher unemployment rates, higher transportation costs, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers’ ability to make purchases, repay their loans and thus, leave less funds available for travel and leisure activities. Consumer demand for gambling, due to decreased disposable income, has declined and could continue to decline as a result of the current economic conditions. We have also experienced a change in gambling patterns of our patrons, including a trend towards more conservative bets, which tend to be less profitable to the Company. Additionally, our current casino customers who purchase equipment and wagering software have experienced a decline in growth and financial performance, which will likely lead to a decrease in maintenance revenues and installation revenues. In addition, because Sturgeon’s Hotel and Casino is heavily dependent on the drive-through market, especially travelers on Interstate 80, the foregoing factors have and could continue to have an adverse affect on our business.

Liquidity—If We Are Unable to Raise Additional Capital in the Near Term, We May be Unable to Satisfy Our Obligations as They Become Due

At January 31, 2012, we had approximately $2.6 million in cash and equivalents, most of which is held to fund winning tickets and future bets. Based upon our anticipated operations, we believe that cash on hand, operating cash flows, and potential financing to be provided in the Bridge Loan Agreement will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for fiscal 2013. No assurance can be given however that our cash flow will be sufficient, that our estimates for anticipated operational cash needs will be accurate, that new business development will or unforeseen events will not occur, that the outcome of litigation will be positive, that we will be able to borrow additional funds under the Bridge Facility, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds. We engaged a financial advisor on an exclusive basis to provide advisory services to us and we were successful in our efforts to find a strategic partner. See Item 1. Business—Bridge Loan Agreement, Merger Agreement and Plan of Merger above.

Risk of Loss due to Racusin Litigation

The Company and Racusin entered into a Settlement Agreement on September 3, 2004. Racusin filed a claim against the Company for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment on that claim to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin, which accelerated amounts due and imposed penalty interest at 12% per annum. The Company moved for rehearing and at a hearing on April 2, 2010, the Court orally ruled that it was vacating the prior August 18, 2009 order granting summary judgment in favor of Racusin, which oral ruling was later entered in a written order on December 23, 2010. Based upon the Court’s December 23, 2010 order, wherein the Court found that a genuine issue of material fact existed as to the potential effect on the Settlement Agreement as a result of events that occurred in the Interpleader Action during the period between the Bankruptcy Appellate Panel’s subordination decision and the Ninth Circuit Court of Appeal’s decision to reverse the Bankruptcy Appellate Panel, on April 20, 2011 the Company filed a motion for summary judgment seeking dismissal of Racusin’s still pending complaint for breach of the Settlement Agreement, further relief on and discharge of the Company pursuant to the Interpleader Action, as well as a refund of alleged overpayments the Company made. On July 27, 2011, the Court made oral findings and conclusions in favor of the Company on its motion for summary judgment, which was entered into a written order on October 7, 2011.  Specifically, the Court ruled that Racusin’s complaint against the Company for breach of the Settlement Agreement was dismissed.  The Court also ruled that as to the Company’s Interpleader Action, interest did not accrue during the time when the Company previously deposited with the Court the 250,000 shares of AWI common stock through at least the date of the final decision of the 9th Circuit Court of Appeals on June 28, 2007.  The Court also ruled that the Company had satisfied its obligations in full to Racusin under the Settlement Agreement and thus did not have to make any further payments to Racusin.  Racusin is appealing the Court’s decision to grant the Company summary judgment to the United States Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals (the "BAP").  If the BAP, under case number BAP. No. NV-11-1549, disagrees with the Bankruptcy Court and determines we owe additional amounts, we believe that we have sufficient amounts allocated from the Bridge Facility to pay such obligations when due in accordance with the current payment terms.  However, there is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

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

As of January 31, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date. However, there is no assurance that this pledge will continue.  On January 13, 2012, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 and withdraw the pledge from Robert and Tracey Kocienski of $250,000. We will likely have to increase our reserve in August 2012, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of remote wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

We Have Had a History of Significant Losses and We May Incur Additional Losses in the Future

For the fiscal years ended January 31, 2012 and 2011, we have incurred net losses of $4.6 million and $3.3 million, respectively. From our inception of revenue producing operations through the current fiscal year, we have incurred an accumulated deficit of $20.3 million. For the fiscal years ended 2001 though 2012, the Company recorded net income for six of those years and net losses for six of those twelve years. While we have implemented strategies to improve future operations including, but not limited to the following: increasing financial analysis and focusing on cost reductions; eliminating unprofitable sports book locations; investing in newer, more profitable sports book locations; investing in additional research and development aimed at new markets and technologies; and settling litigation matters; there is no assurance that such strategies will be successful. Higher than expected administrative, research and development, and/or distribution costs, could also negatively impact our financial results. The timing of the sales of equipment compared to the timing of expenses incurred may also negatively affect our financial results. Changes in our business systems, competition, or technologies affecting our products could also negatively impact our financial results. In order for us to again achieve profitability, we need to generate and sustain additional revenues while maintaining reasonable cost and expense levels.

We Are Subject to Potential Fluctuations in Results

Our quarterly results have fluctuated primarily due to outside factors such as professional and college sports seasons and timing of sales and installations for CBS equipment. All of the Company’s wagering revenue comes from its Nevada race and sports books and nearly 19% of that is derived from professional football events. If the professional football season were to be interrupted this could have significant adverse impact on future operations. Management also estimates that a significant amount of our Nevada non-casino wagering relates to college sports and, therefore, the passage of amateur sports anti-wagering legislation could have a material adverse impact upon future operations. In addition, we generate substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. In addition, we take risks by accepting wagers on the outcome of various sporting events. Fluctuations in the levels of the amounts wagered during particular times of the year and the win percentage of the wagers contribute to variations in financial results. While we have instituted measures to lessen the risk, there is no assurance that we will be able to win more of the wagers than we lose. In addition, our inability to manage the timing of the release of new products and installations can cause fluctuations in results.

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

We Cannot Guarantee the Success or Growth of The LEROY’S® APP©.

The market for downloadable applications permitting legal sports wagering from a mobile device is a new market in Nevada. No assurances can be given that there will be commercial acceptances of the LEROY’S® APP©, that other competing mobile applications will not be developed that adversely affect the commercial acceptance of our mobile application, or that our ability to capitalize on any available growth opportunities will not be adversely affected by other risk factors previously discussed. Depending on its market acceptance, the release of the LEROY’S® APP© may limit our aggressiveness in adding new Leroy’s locations.

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

There is no guarantee that the U.S. Congress will not pass a bill which would adversely affect our operations. Additionally, federal and state tax legislation matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.  An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly those casinos with race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. The number of visitors to Las Vegas increased 4.3% for the year ended December 31, 2011, and gaming revenues were increased slightly in 2011 compared with 2010 according to the Las Vegas Convention and Visitors Authority.

We May Experience Deficiencies in Disclosure Controls and Internal Controls Over Financial Reporting, Leading to a Material Weakness

Over the past few years, we have reduced staffing hours worked in the accounting and revenue auditing areas in response to macroeconomic conditions that affected Nevada’s gaming, travel, hospitality, leisure, and construction industry and resulted in a weakened local economy. The lack of adequate staffing may cause existing controls to erode, possibly leading to a deficiency in disclosure controls and internal controls over financial reporting. While every effort will be made to monitor and retain these controls, there can be no assurance that we will have effective internal controls over financial reporting.

We believe that effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We have and will continue to incur a substantial amount of management time and resources and significant expenses in order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including our management’s annual review and evaluation of our internal control systems.

Further, we or our auditors may identify significant deficiencies or material weaknesses in our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Nonetheless, as of January 31, 2012, we determined that our disclosure controls and internal controls over financial reporting were effective. See Part II, Item 9A—Controls and Procedures.

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

The Trading Price of Our Common Stock is Volatile and Could Decline Substantially

The trading price of our common stock is volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of our actual performance. The factors include, but are not limited to, the following:

●	Periodic variations in the actual or anticipated financial results of our business or that of our competitors;

●	Downward revisions in estimates of our future operating results or of the future operating results of our competitors;

●	Material announcements by us or our competitors;

●	Uncertainty as to the continued quotation of our stock on the OTC Bulletin Board (“OTCBB”); and

●	Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

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

None.

Item  2.  Properties

Our corporate office is located in a 25,861 square foot building at 675 Grier Drive, Las Vegas, Nevada. On January 7, 2005, we completed a sale and leaseback of the property. Prior to the sale, the building was owned by our CBS subsidiary. We realized a gain of $1,638,000 on the sale of the building, which was deferred and amortized against lease expense over the initial lease term (5 years). CBS leases the building from the new owner for rent in the amount of $33,073 per month (triple net). The lease had an initial term which expired February 1, 2010, with options for two additional five-year terms. We exercised the first option and extended the lease for five years until February 1, 2015. CBS, in turn, sublets a portion of the building to AWI (2,830 square feet; $5,236 per month) and to Leroy’s (6,769 square feet; $11,014 per month).  In addition, CBS leases 1,847 square feet of office and warehouse space in Reno, Nevada to provide 24 hour maintenance service to our Northern Nevada customers. This space is located at 960 Matley Lane, Suite 20 and 21, Reno, Nevada. CBS pays a combined rent of $1,800 per month plus utilities, for the twelve month period ending September 30, 2012, on a month-to month basis.

Leroy’s operates race and/or sports books subject to lease agreements primarily with the host casino operators. The average book occupies approximately 300 square feet, with individual books ranging from 100 to 10,000 square feet.

Sturgeon’s is located at 1420 Cornell Avenue in Lovelock, Nevada. The facility contains over 65,000 square feet and is the security for a $1.5 million loan with Nevada State Bank, having a 20-year amortization with a 5-year maturity at a fixed interest rate of 6.9% per annum which the bank reduced from 8% in October 2010.

Subject to any unforeseen space-management developments resulting from the Merger, we believe that the existing facilities in Las Vegas, Reno and Lovelock satisfy our present and foreseeable needs and we do not anticipate any changes.

Item 3.  Legal Proceedings

See Part II-Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements, Note 6, for information regarding legal proceedings and contingencies.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

BETM—Fiscal Year Ending January 31, 2012 Quarter Ended	High $	Low $
April 30, 2011	0.74	0.30
July 31, 2011	0.70	0.61
October 31, 2011	0.90	0.63
January 31, 2012	0.78	0.70

BETM—Fiscal Year Ending January 31, 2011 Quarter Ended	High $	Low $
April 30, 2010	0.30	0.12
July 31, 2010	0.40	0.14
October 31, 2010	0.63	0.13
January 31, 2011	0.60	0.27

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

(b) Holders.  As of January 31, 2012, there were 56 record holders of our common stock. We believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Merger Agreement.  On April 13, 2011, we entered into the Merger Agreement, which provides for the Merger of the Company with and into Merger Subsidiary with the Company surviving as a wholly-owned subsidiary of Parent. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $0.90 in cash, and the Company will cease to be a publicly traded company. In connection with the Merger Agreement, we entered into the Bride Loan Agreement pursuant to which Parent agreed to loan to us funds in an aggregate principal amount of $4.25 million and, at the Parent’s discretion, up to an additional $3.0 million of which $750,000 has been drawn. The Bridge Facility matures upon the earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement (subject to a six month refinancing period) and (iii) December 31, 2013, subject to certain extension mechanisms.  For a description of the Merger Agreement and the Bridge Loan Agreement, see Part I, Item 1—Business.

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

Leroy’s provides a turn-key race and sports book solution to our contract customers who do not desire to operate a book on their own. Leroy’s operates a network of 54 sportsbooks and 56 tavern locations, generating revenue from bettors’ wagers less pay outs. We grow our business and increase our efficiencies by, (i) adding new books where and when appropriate, (ii) introducing CBS’s advanced betting terminals  such as the dual faced-touchscreen terminals, and (iii) providing self-service products such as AWIM’s kiosk and the LEROY’S® APP©, which meets the bettor’s request for mobility and convenience based products utilizing remote account wagering.

The LEROY’S® APP© is a mobile device application for smartphones that permits a Bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY’S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. It was developed for Leroy’s by CBS and we have a patent pending on the intellectual property. We have been approved by the Nevada Gaming Control Board to make the application available on Research In Motion®’s BlackBerry® devices, Google®’s Android® operating system v. 2.1 and newer for smartphones and the Samsung® Galaxy® Tablet, and Apple, Inc’s. iPhone® and iPad®. Likewise, Leroy’s provides remote account wagering at 56 taverns throughout the state. Based on our strategy, the number of race and sports books operated by Leroy’s may increase or decrease in the future, due to the closure of unprofitable locations or host properties, closures due to other factors beyond our control and/or the possible opening of new locations with greater potential for profitability. There is no assurance that Leroy’s will be able to add new locations and/or that any existing locations or new locations so added will be profitable, or that the release of the LEROY’S® APP© will not limit our aggressiveness in adding locations particularly in Las Vegas depending on its market acceptance.

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

Liquidity and Capital Resources

On April 13, 2011, we entered into the Merger Agreement and the Bridge Loan Agreement. If the Merger Agreement is terminated, the principal amount and all accrued interest under the Bridge Facility will become due and payable, and, in certain circumstances, (a) we may be required to reimburse Parent and its affiliates for all of their reasonable out-of-pocket fees and expenses up to $250,000 and (b) Parent may be required to pay us a termination fee of $1.5 million, which amount shall be subject to offset of any amounts owed by us in connection with the Bridge Loan Agreement. If the Merger Agreement is not consummated, we will continue to be a publicly traded company, and we may not be able to pay our debts as they come due, including the Bridge Facility. Upon a default under the Bridge Facility, Parent may foreclose on the collateral securing our obligations, which includes all of the equity interests in our wholly-owned subsidiaries.

In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. The Company entered into the Bridge Loan Agreement that should satisfy the Company’s need for liquidity at least through the next year. More specifically, in April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), for rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) leaving approximately $1.95 million available for future cash flow requirements. On September 2, 2011, the Company borrowed an additional $750,000 under the Bridge Loan Agreement to fund a cash shortfall. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. There is $2,250,000 remaining for draws under the Bridge Loan Agreement.  However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in Parent’s sole discretion.

Though visitor rate and gaming revenue in Nevada increased slightly in the fiscal year ended January 31, 2012, Nevada’s unemployment rate still remains above 10%.  We derive nearly all our revenue from Nevada residents who are directly affected by the sustained high unemployment rate, as well as the continuing suppressed Nevada real estate market.  As a result, the Company has experienced over four years of reduced customer spending, whether from equipment and software sales or from customer wagering revenue.

Cash Flow

As of January 31, 2012, we had working capital deficit of $(179,748), compared to working capital deficit of $(901,583) at January 31, 2011. The decrease in working capital deficit is due to the loans provided under the Bridge Loan Agreement. For fiscal 2012, we incurred a net loss of $4.6 million which can be attributed significantly to the sports wagering handle being off by 6.5% from fiscal year 2011, a lower win percentage than normal, and transaction costs related to the Merger and Bridge Loan Agreements.  Direct costs for the Company were $619,000 less than the prior year while research and development costs increased $122,000 and selling, general and administrative costs increased nearly $1.5 million primarily due to increased payroll and transactions costs related to the Merger and Bridge Loan Agreements.

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

In addition to borrowings under the Bridge Loan Agreement as previously discussed and reduced payment requirements to Racusin (as discussed below), we believe, but there is no assurance that, subject to the economy, our working capital position will also improve in fiscal 2013 due to: (a) normalization of the win percentage in sports book wagering; (b) a continued increase in users of our Leroy’s App and other forms of account wagering services; and (c) additional or expanded sports book locations in fiscal 2013. Based on the foregoing and subject to the economy, we believe we will be able to satisfy our cash requirements for at least the remainder of fiscal 2013 from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature. No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.

Regulation Regarding Reserves

Nevada Gaming Commission Regulation 22.040 (“Regulation 22.040”) requires us to maintain reserves (cash, surety bonds, irrevocable standby letter of credit, etc.) sufficient to cover any outstanding wagering liability including unpaid winning tickets, future tickets and remote wagering account deposits. We have historically funded this reserve requirement through restricted cash held at Nevada State Bank.

As of January 31, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date. However, there is no assurance that this pledge will continue.  On January 13, 2012, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 and withdraw the pledge from Robert and Tracey Kocienski of $250,000. We will likely have to increase our reserve in August 2012, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of remote wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

Outlook

At January 31, 2012, we had approximately $2.6 million in cash and cash equivalents, most of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. Based upon our anticipated operations, we believe that cash on hand,  operating cash flows, and potential borrowing under the Bridge Facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments for indebtedness for the remainder of fiscal 2013. Our operations are affected by seasonality. Typically, we anticipate the need for liquidity during the second quarter of each fiscal year which lessens during the third quarter with the commencement of football season. We believe, but there is no assurance that, subject to the economy, our cash liquidity position will be sufficient to meet our operating needs, including new business development activities or unforeseen events including the outcome of litigation through fiscal 2013.

Cash Obligations

Subject to uncertainties resulting from the current economic conditions, we believe we will continue to successfully meet our long-term obligations. The following table summarizes our cash payment obligations, including short-term debt and long-term debt and operating lease obligations for the next five fiscal years:

	2013	2014	2015	2016	2017	Total
Note payable, Sturgeon’s	$51,287	$1,422,545	—	—	—	$1,473,832
William Hill Bridge Loan	—	5,476,735	—	—	—	5,476,735
Due to Victor Salerno	1,000,000	—	—	—		1,000,000
ISI Settlement Agreement	70,000	—	—	—	—	70,000
Operating Leases	794,330	674,138	524,199	$88,768	$35,201	2,116,636
Total	$1,915,617	$7,573,418	$524,199	$88,768	$35,201	$10,137,203

As of January 31, 2012, the amount of Series A Preferred Stock that may be put to us by Mr. Salerno for immediate redemption (without prior approval by our Board of Directors) is $323,800 (3,238 shares). In prior years, Mr. Salerno forwent his right to have his shares redeemed when we made partial, pro rata calls of Series A Preferred Stock for redemption.

Racusin

The Company and Racusin entered into a Settlement Agreement on September 3, 2004. Racusin filed a claim against the Company for breach of the Settlement Agreement on January 14, 2009, and motion for summary judgment on that claim to accelerate amounts due, with penalty interest, on February 24, 2009. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin, which accelerated amounts due and imposed penalty interest at 12% per annum. The Company moved for rehearing and the Court vacated the order on December 23, 2010. Based upon the Court’s December 23, 2010 order, on April 20, 2011 the Company filed a motion for summary judgment seeking dismissal of Racusin’s still pending complaint for breach of the Settlement Agreement, further relief on and discharge of the Company pursuant to the Interpleader Action, as well as a refund of alleged overpayments the Company made. On July 27, 2011, the Court made oral findings and conclusions in favor of the Company on its motion for summary judgment, which was entered into a written order on October 7, 2011.  Specifically, the Court ruled that Racusin’s complaint against the Company for breach of the Settlement Agreement was dismissed.  The Court also ruled that as to the Company’s Interpleader Action, interest did not accrue during the time when the Company previously deposited with the Court the 250,000 shares of AWI common stock through at least the date of the final decision of the 9th Circuit Court of Appeals on June 28, 2007.  The Court also ruled that the Company had satisfied its obligations in full to Racusin under the Settlement Agreement and thus did not have to make any further payments to Racusin.  Racusin is appealing the Court’s decision to grant the Company summary judgment to the United States Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals (the "BAP").  If the BAP, under case number BAP. No. NV-11-1549, disagrees with the Bankruptcy Court and determines we owe additional amounts, we believe that we have sufficient amounts allocated from the Bridge Facility to pay such obligations when due in accordance with the current payment terms. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

Internet Sports International, Ltd. (ISI)

On February 3, 2011, we and ISI engaged in consensual mediation, which resulted in a global settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims. The unpaid balance of the settlement agreement obligation is $70,000 at January 31, 2012.

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

During fiscal 2009 and 2008, we increased our total borrowing from Mr. Salerno $1,000,000:  $500,000, which was used for general working capital purposes, and was in addition to the 2006 $500,000 line of credit Mr. Salerno made available to us—we used $400,000 in connection with the 2006 acquisition of Sturgeons with the balance used for general working capital purposes.  We pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan, which was $1,000,000 at January 31, 2012. We paid interest to Mr. Salerno totaling $100,000 in fiscal 2012 and $100,000 in fiscal 2011.  The total $1,000,000 will be repaid on the earlier of August 1, 2012 or the closing of the Merger Agreement as Mr. Salerno extended the maturity of the loan from the previous maturity date of February 1, 2012.

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

Off-Balance Sheet Arrangements

As of January 31, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date. However, there is no assurance that this pledge will continue.  On January 13, 2012, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 and withdraw the pledge from Robert and Tracey Kocienski of $250,000. We will likely have to increase our reserve in August 2012, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of remote wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

Results of Operations

Overview

We report our results of operations through three operating segments: Wagering, Hotel/Casino and Systems. At this time, our operating segment for Advertising, which includes ExactGeo Media and PlayBETM, will not show revenue and is not income generating. Although numerous factors are taken into consideration, the operating income (loss) of the segment represents a significant profitability measure that is used by us in allocating the appropriate level of resources and assessing performance of each segment. The following table summarizes the consolidated results of our segments

SUMMARY	2012	2011	$ Change	% Change
Revenues	$11,044,763	$11,645,709	$(600,946)	(5.2)%
Costs and Expenses	14,626,069	13,852,205	773,864	5.6%
Other Income (Expense)	(1,007,773)	(741,182)	$(266,591)	(36.0)%
Loss Before Income Taxes	(4,589,079)	(2,947,678)	(1,641,401)	55.7%

The decrease in revenues is primarily attributed to the results of our Wagering segment and, to a lesser extent, the Systems segment. The Hotel/Casino segment had a 3.1% increase in revenues.

Costs and expenses increased primarily due to higher corporate payroll of approximately $925,000 (+67.3%), transaction cost related to the Merger and Bridge Facility with William Hill approximately $450,000, offset by lower direct costs of approximately $619,000 (-7.07%) associated with lower revenues and cost containment measures.

The change in other income (expense) is due primarily to higher interest expense of $370,261 (+85.5%) due to increased borrowings, an increase in the estimated fair value of the warrant liability of $36,890 (+30.5%), and reductions in litigation income of $184,816 (100.0%), and an increase in other income of $86,216 (1,144.2%).

Please refer to the discussions below (“Revenues and Direct Costs” and “Operating Expenses”) for additional information, discussion and analysis.

Revenues and Direct Costs

The following table summarizes changes in our revenues and direct costs of our operating segments:

Revenues	2012	2011	$ Change	% Change
Wagering	$6,121,442	$6,674,058	$(552,616)	(8.3)%
Hotel/Casino	2,176,261	2,110,685	65,576	3.1%
Systems	2,747,060	2,860,966	(113,906)	(4.0)%
	$11,044,763	$11,645,709	$(600,946)	(5.2)%
Direct costs
Wagering	$5,510,583	$5,973,238	$(462,655)	(7.7)%
Hotel/Casino	1,674,773	1,922,782	(248,009)	(12.9)%
Systems	949,352	857,903	91,449	10.7%
	$8,134,708	$8,753,923	$(619,215)	(7.1)%

Wagering Segment.  The Wagering Segment includes the operating results of the sports gaming wagers net of payouts and expenses, and pari-mutuel horse and dog racing. Wagering Segment revenues decreased as a result of the following:

●
Sports wagering handle was off 6.5% from the prior year which is indicative of the struggling economy and the effect and timing of additions to and reductions from the number of operating locations. The win percentage was 4.77% compared to the prior year at 4.70%. The decrease in handle was experienced in all major sports and we continue to experience a more conservative betting trend from our patrons.

●	Race wagering continues to decrease as we experienced a 25.8% reduction in revenue due to a reduction in the number of race books and the continuous downward trend in horse racing.

●
Direct costs decreased $462,655 (−7.7%) for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011, primarily due to reductions in personnel costs of approximately $100,000; decreased rent expense of approximately $94,000; a reduction in race related expenses of approximately $103,000; a reduction in taxes and licenses of approximately $167,000 directly related to the revenue shortfall.

The increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits, due to the volatility in the win percentage. Elimination of unprofitable locations, closure of host properties, changes in state and/or federal regulations, and other factors beyond our control may result in declines in handle.

We intend to continue to open new locations that we expect to operate profitably and review our existing locations in order to close those locations that are not operating efficiently. There is no assurance that the number of race and sports books operated by us will not decrease in the future due to elimination of unprofitable locations, closure of host properties, and other factors beyond our control, that we will be able to add new locations, and/or that any new locations so added will be profitable. We will continue to grow the mobile wagering market as we expand the accessibility of the product as new devices come to market.

Hotel/Casino Segment.  The Hotel/Casino Segment consists of the operating results of Sturgeon’s. Hotel/Casino Segment revenues increased because of the following:

●	Casino revenues increased $136,960 (+15.3%) primarily due to the increase in hotel occupancy and an upgraded slot floor.

●
Hotel revenues increased $165,704 (+36.3%) due to higher occupancy and average rates primarily due to room renovations and the introduction of weekly rates for temporary workers in the mining industry.

●
Food and beverage revenues decreased $237,088 (-31.1%) primarily due to a change in the restaurant operation geared more toward self service and menu modifications due to significant increases in food costs.

●	Direct costs for the casino operations were down $35,528 (-8.1%) related to reduced payroll costs and promotional expense.

●	Direct costs for the hotel operations increased $39,537 (+19.9%) primarily due to an increase in payroll costs and supplies as a result of higher occupancy.

●	Direct costs for the food and beverage operations decreased $202,204 (-23.9%) primarily due to reductions in payroll costs, supplies, and food costs directly related to reductions in revenues.

Systems Segment.  The Systems Segment includes the operating results of our systems sales, installations and maintenance fees, less the related expenses. Systems Segment revenues decreased due to the following factors:

●	Systems sales revenues increased by $70,647 (+37.5%) over the prior fiscal year due to an increase in sales.

●	Revenues from maintenance contracts decreased $184,554 (−6.9%) from the prior fiscal year due to loss of a contract during the year.

●
Direct costs for systems increased by $91,449 (+10.7%) due to an increase in the payroll costs, taxes and licenses related to regulatory approvals necessary for new products and repairs and maintenance expense.

Other Operating Expenses

The $122,324 increase in research and development expenses relates to the development of our mobile device applications on new platforms. Selling, general and administrative expenses increased $1,496,774 due to additional higher corporate payroll costs and transaction costs and legal expense resulting from the Merger Agreement and the Bridge Facility.

Other Income (Expense)

The other income (expense) categories are primarily administrative in nature and, as such, are generally not directly attributable to any operating segment. Accordingly, these items are generally not taken into consideration by us when we allocate resources to the segments or assess the performance of the segments.

●
Interest income is attributable to interest earned on restricted cash deposits required for compliance with the Regulation 22.040 reserve. The decrease in interest income of $3,554 is due primarily to decreased interest rates paid on our cash deposits.

●	Interest expense increased approximately $370,000 (+85.5%) due to the loans totaling $5 million from William Hill under the Bridge Facility.

●
The estimated fair value of the Warrant Liability increased because the trading price of the Company’s common stock increased from the price at the grant date, resulting in a loss of $157,706 for the fiscal year.

●
Litigation expense was virtually eliminated during the fiscal year ended January 31, 2012 as the final payment to the Bankruptcy Court on behalf of Racusin was made in February 2012 and the $170,000 for the settlement of the ISI litigation was recorded in fiscal 2011.

●	Other income increased by $86,216 (+1,144.2%) due to a gain on assets sold and miscellaneous income associated with adjustments in other expenses.

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

Hotel/Casino Revenue.   Revenues of Sturgeon’s are primarily comprised of slot revenue, hotel room revenue and food and beverage revenue. Slot revenue is the drop (the total amount removed from the machine) less the fills and the payouts. Bingo revenue is calculated as the total handle (the amount wagered) less the payouts. Casino revenues are recognized net of cash incentives to patrons for gambling, which are not material, and have been recognized as a direct reduction of casino revenue. For non-gaming revenues, such as food and beverage, hotel, etc., revenue is recorded when earned.  Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material. The estimated cost of providing such gratuities is included in casino direct expenses.

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

The Company’s software licensing arrangements do not require significant production, modification, or customization of the software and, except for maintenance services consistently priced on a per terminal / license basis at a standard price per unit across our entire customers base, the Company’s software arrangements do not provide licenses for any other software deliverables. Practically speaking, there are no software upgrades available once the hardware and applicable software license are purchased. Once in use, changes to the software occur infrequently and typically consist only of minor debugging or patch fixes for a period contractually limited to 90 days following the purchase. Subsequent minor and infrequent modifications are considered part of the support service and included in the maintenance fee. In the unlikely event that a major upgrade (modification) to the software is developed, customers would be given the opportunity, but are not required, to purchase it separately and to enter into a new software license agreement. Occasionally, however, a customer will request a custom enhancement. Such custom enhancements are developed and billed separately and are accounted for as sales and recognized as revenue upon installation and acceptance by the customer.

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

Income Taxes

In establishing a valuation allowance for deferred tax assets, we evaluate positive and negative factors affecting the probability that such assets, primarily net operating loss carry-forwards, will be realized. For example, historical profitability trends are given more weight than forecasted future results. Given the Company’s recent history of operating losses and current equity deficiency, among other negative factors, a 100% valuation allowance has been provided as of January 31, 2012, because management believes it is not more likely than not that such deferred tax assets will be realized.

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

Change in Estimated Fair Value of Warrant Liability

The Company uses the Black-Scholes valuation model and “Level 2 and 3” measurement inputs as defined in GAAP including a risk-free interest rate of 2.2%, expected warrant life of five years, and its internal stock price volatility factor (initially 206.3% and 183.0% at January 31, 2012) to estimate the fair value of its warrant liability at each balance sheet date.

Recent Accounting Pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Audited Financial Statements for Years Ended January 31, 2012 and 2011, including:

a.           Report of Independent Registered Public Accounting Firm

b.           Consolidated Balance Sheets

c.           Consolidated Statements of Operations

d.           Consolidated Statements of Stockholders’ Equity

e.           Consolidated Statements of Cash Flows

f.           Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Wagering, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Wagering, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern Certified Public Accountants
Las Vegas, Nevada April 30, 2012

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and Equivalents	$2,638,676	$1,485,148
Restricted Cash	741,480	1,762,396
Accounts Receivable	143,739	209,737
Inventories	140,311	122,228
Prepaid Expenses and Other	517,161	359,758
	4,181,367	3,939,267
Property and Equipment, Net of Accumulated Depreciation and Amortization	1,812,334	2,454,488
Other	325,304	303,774
	$6,319,005	$6,697,529
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Short-Term Debt, Net of Amortized Discount of $47,889	$—	$452,111
Current Portion of Long-Term Debt	1,121,287	170,604
Accounts Payable	451,257	1,624,448
Accrued Expenses	663,085	607,081
Unpaid Winning Tickets	548,313	604,053
Customer Deposits and Other	1,577,213	1,382,553
	4,361,155	4,840,850
Other liabilities
Long-Term Debt, Less Current Portion	6,899,280	2,793,749
Warrant Liability	408,000	250,294
Other	500,580	242,127
	7,807,860	3,286,170
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
	12,492,815	8,450,820
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Series A Preferred Stock—10% Cumulative; $100.00 Par and Liquidation Value; 18,924 Shares Authorized; 10,924 Shares Outstanding	1,092,400	1,092,400
Common Stock—$0.01 Par Value; 25,000,000 Shares Authorized; 8,404,879 Shares Issued and Outstanding	84,049	84,049
Additional Paid-In Capital	13,320,758	13,010,578
Deficit	(20,343,524)	(15,612,825)
Treasury Stock, at Cost (61,100 shares)	(327,493)	(327,493)
	(6,173,810)	(1,753,291)
	$6,319,005	$6,697,529

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	2012	2011
REVENUES:
Wagering	$6,121,442	$6,674,058
Hotel/Casino	2,176,261	2,110,685
Systems	2,747,060	2,860,966
	11,044,763	11,645,709
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	5,510,583	5,973,238
Hotel/Casino	1,674,773	1,922,782
Systems	949,352	857,903
	8,134,708	8,753,923
Operating Expenses:
Research and Development	848,013	725,689
Selling, General and Administrative	4,991,241	3,494,467
Depreciation and Amortization	652,107	878,126
	6,491,361	5,098,282

OPERATING LOSS	(3,581,306)	(2,206,496)
OTHER INCOME (EXPENSE):
Interest Income	1,672	5,226
Loss on Debt Extinguishment	(126,960)	—
Interest Expense	(803,418)	(433,199)
Change in Estimated Fair Value of Warrant Liability	(157,706)	(120,816)
Litigation Expense	(42)	(184,858)
Other	78,681	(7,535)
	(1,007,773)	(741,182)

LOSS BEFORE INCOME TAXES	(4,589,079)	(2,947,678)
INCOME TAXES	—	369,000

NET LOSS	$(4,589,079)	$(3,316,678)

LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.57)	$(0.42)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Balances, January 31, 2010	10,924	$1,092,400	8,129,879	$81,299	61,100	$(327,493)	$12,589,318	$(12,154,528)	$1,280,996
Preferred Stock Dividends								(141,619)	(141,619)
Net Income								(3,316,678)	(3,316,678)
Contributed Services							146,337		146,337
Stock-based Compensation							236,423		236,423
Issuance of Common Stock			275,000	2,750			38,500		41,250
Balances, January 31, 2011	10,924	1,092,400	8,404,879	84,049	61,100	(327,493)	13,010,578	(15,612,825)	(1,753,291)
Preferred Stock Dividends								(141,620)	(141,620)
Net Loss								(4,589,079)	(4,589,079)
Contributed Services							8,326		8,326
Stock-based Compensation							301,854		301,854
Balances, January 31, 2012	10,924	$1,092,400	8,404,879	$84,049	61,100	$(327,493)	$13,320,758	$(20,343,524)	$(6,173,810)

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES
Net Cash Used In Operating Activities	$(3,905,055)	$(1,040,618)

INVESTING ACTIVITIES
Increases in Restricted Cash	—	(80,000)
Withdrawals from Restricted Cash	1,020,916	46,813
Proceeds From the Sale of Property and Equipment	73,521	4,206
Purchase of Property and Equipment	(43,713)	(9,712)
Net Cash Provided By (Used In) Investing Activities	1,050,724	(38,693)

FINANCING ACTIVITIES
Proceeds From Borrowings	5,000,000	750,000
Repayment of Borrowings	(850,521)	(128,190)
Dividends on Preferred Stock	(141,620)	(141,619)
Net Cash Provided By Financing Activities	4,007,859	480,191

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,153,528	(599,120)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	1,485,148	2,084,268

CASH AND EQUIVALENTS, END OF YEAR	$2,638,676	$1,485,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$453,685	$433,199
Repayment of Borrowing With New Debt	$750,000	—
Non-Cash Investing and Financing Activities:
Property and Equipment Acquired Directly With Proceeds of Bank and Vendor Financing	$—	$32,694
Issuance of Warrants Accounted for as Debt Discount	$—	$129,478

See notes to consolidated financial statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2012 AND 2011

1. Organization, Risks and Uncertainties, and Summary of Significant Accounting Policies

Organization and Business

American Wagering, Inc. (“AWI”) is a publicly traded holding company that earns its revenues through the consolidated operations of its wholly-owned subsidiaries.  Leroy’s Horse & Sports Place, Inc. (“Leroy’s”), one of AWI’s wholly-owned subsidiaries, owns and operates 54 (as of April 30, 2012) race and sports wagering locations (“books”) in leased space within non-restricted casinos throughout the state of Nevada and 56 tavern locations.  The business activities of AWI’s other wholly-owned subsidiaries are discussed in the following paragraph.

Computerized Bookmaking Systems, Inc. (“CBS”), designs, sells, installs, and maintains computerized race and sports wagering systems. AWI Manufacturing, Inc. (“AWIM”) develops and leases self-service race and sports wagering kiosks to the gaming industry. AWI Gaming, Inc. (“AWIG”) was formed in June 2005 for the purpose of acquiring hotel/casino operations, which it did through Sturgeons, LLC, a wholly-owned subsidiary of AWIG that owns and operates Sturgeon’s Inn & Casino in Lovelock, Nevada (“Sturgeon’s”). ExactGeo Media, LLC (“ExactGeo Media”), is an advertising company established to purchase and sell advertising in connection with our mobile betting application. Mobile Sports Fantasy, LLC dba PlayBETM (“PlayBETM”) designs and hosts play-for-fun, contest versions of our mobile sports application generating revenue through advertising.

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

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the absence of any injunction or applicable law preventing consummation of the merger, (ii) receipt of any required consents, approvals and licenses under the Nevada Gaming Control Act and the rules and regulations promulgated there under and applicable local gaming and liquor laws, ordinances and regulations, (iii) verification of the accuracy of the representations and warranties made by the parties, and (iv) the performance, in all material respects, of all obligations, agreements and covenants under the Merger Agreement.

On April 13, 2011, the Company entered into the Bridge Loan Agreement, as described below, that should satisfy the Company’s need for liquidity at least through the next year.  The Company and the Purchaser entered into a bridge loan agreement (the “Bridge Loan Agreement”) pursuant to which the Purchaser loaned the Company $4.25 million and, at the Purchaser’s sole discretion, may loan up to an additional $3.0 million (collectively, the “Bridge Facility”).  In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) and leaving $1.95 million at that time for general corporate purposes. On September 2, 2011, the Company made a borrowing request under the Bridge Loan Agreement for $750,000 of Tranche II for general corporate purposes. There is currently $2,250,000 potentially available for borrowing under the Bridge Facility for future cash flow requirements. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

The Bridge Facility matures upon earlier of (i) consummation of the Merger, (ii) termination of the Merger Agreement or (iii) December 31, 2013, subject to certain extension mechanisms. Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compounds on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid in kind by adding the accrued interest to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.

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

Basis of Presentation

The consolidated financial statements include the accounts of AWI and its subsidiaries (collectively, the “Company”). All subsidiaries are wholly-owned.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Accounting

The Company measures all of its assets and liabilities on the historical cost basis of accounting, except as required under generally accepted accounting principles in the United States (“GAAP”) and disclosed herein.

Concentrations and Economic Conditions, and Related Risks and Uncertainties

Because the Company operates primarily in the larger metropolitan areas of Nevada in the highly regulated gaming industry, realization of its receivables and its future operations could be affected by adverse economic conditions in Nevada and its key feeder markets in the western United States, and by possible future anti-wagering legislation and regulatory limitations on the scope of wagering. All of the Company’s wagering revenue comes from its Nevada race and sports books, of which nearly 19% is derived from professional football events. Interruption of the professional football season could have a significant adverse impact on future operations. Management also estimates that a significant amount of the Company’s Nevada sports wagering relates to college events and, therefore, the passage of amateur sports anti-wagering legislation could also have a material adverse impact on future operations. In addition, because the Company generates substantial revenue from system sales and maintenance to a relatively small population of potential customers, a decline in the size, demand or number of these contracts could also adversely affect future operations.  Though there are signs of economic improvement, lingering markers of the downturn still affects Nevada’s economy and the Company’s businesses, including restricted credit markets and reduced consumer spending, particularly in the domestic gaming and leisure industries, and which may continue for an indeterminate period.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company manages its concentrations of credit risk by requesting deposits; evaluating the creditworthiness of customers before extending credit; and by perfecting security interests in the hardware and software sold to its customers.

Accounts receivable are evaluated quarterly for collectability, and carried net of an appropriate allowance for doubtful collection, at their estimated realizable value. Since customer credit is generally extended on a short-term basis, accounts receivable do not bear interest, although a finance charge may be applied to accounts that are more than 30 days past due.  The Company records the provision for doubtful collection as a charge to general and administrative expenses.

In establishing an allowance for doubtful accounts, if any, the Company is required to make judgments based on historical data and future expectations regarding the collectability of the amount owed to the Company. The Company considers, among other things, the customer’s financial condition; the relative strength of the Company’s legal position, including the related cost of any proceedings and its relationship with the customer; the amounts on the aging schedule; historical payment information; and local and general economic conditions.

Generally, accounts for which no payments have been received for three consecutive months are considered delinquent, and the customary collection efforts are initiated. Generally, accounts for which no payments have been received for 12 months are written off, if not sooner based on the relevant particulars of each account. The maximum losses that the Company would incur if a customer failed to pay would be limited to the amount due after any allowances were provided.

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

Property and Equipment

Property and equipment (Note 2) is stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the depreciable assets, generally 3 to 10 years for equipment, furniture and fixtures, and 40 years for building improvements, but limited to the lease term (Note 6c) for leasehold improvements. Test for possible impairment are performed when events and circumstances indicate that the assets might be impaired. An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2012 or 2011.

Goodwill

As of the most recent balance sheet date, goodwill included in other assets primarily consists of the excess of the purchase price over fair value of net assets acquired in connection with the acquisition of CBS. Goodwill is evaluated periodically (at least annually) for impairment as events or circumstances warrant. Such evaluations include, among other analysis, cash flow and profitability projections, including the impact on other operations of the Company. There were no impairment provisions deemed necessary or taken for the fiscal years ended January 31, 2012 or 2011.

Change in Estimated Fair Value of Warrant Liability

The Company uses the Black-Scholes valuation model and “Level 2 and 3” measurement inputs as defined in GAAP including a risk-free interest rate of 2.2%, expected warrant life of five years, and its internal stock price volatility factor (initially 206.3% and 183.0% at January 31, 2012) to estimate the fair value of its warrant liability at each balance sheet date.

Revenue Recognition

General.  Service revenues are principally recognized as products or services are provided to customers; the Company does not bill in advance. Advance deposits, if any, are recorded as deferred revenue until services are provided to the customer. Sales and similar revenue-based taxes collected from customers are excluded from revenue and recorded as a liability, which is payable to the appropriate taxing authority and included in accrued expenses.

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

Hotel/Casino.  Revenues of Sturgeon’s consist primarily of slot revenue, hotel room and food and beverage revenue. Casino revenue is the aggregate net difference between gaming wins and losses. Food and beverage and other operating revenues are recognized as the good and services are provided. Advance deposits, if any, are recorded as deferred revenue until the goods or services are provided to the customer. Sturgeon’s casino gaming, food and beverage and other operating revenues are included in hotel/casino revenue. Casino revenues are recognized net of cash incentives to patrons for gambling, which are not material, and have been recognized as a direct reduction of casino revenue. Revenue does not include the retail value of food and beverage, and other services gratuitously furnished to patrons, which is not material. The estimated cost of providing such gratuities is included in casino direct expenses.

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

The Company’s software licensing arrangements do not require significant production, modification, or customization of the software and, except for maintenance services consistently priced on a per terminal / license basis at a standard price per unit across our entire customers base, the Company’s software arrangements do not provide licenses for any other software deliverables. Practically speaking, there are no software upgrades available once the hardware and applicable software license are purchased. Once in use, changes to the software occur infrequently and typically consist only of minor debugging or patch fixes for a period contractually limited to 90 days following the purchase. Subsequent minor and infrequent modifications are considered part of the support service and included in the maintenance fee. In the unlikely event that a major upgrade (modification) to the software is developed, customers would be given the opportunity, but are not required, to purchase it separately and to enter into a new software license agreement. Occasionally, however, a customer will request a custom enhancement. Such custom enhancements are developed and billed separately and are accounted for as sales and recognized as revenue upon installation and acceptance by the customer.  The Company does not earn or collect the software license and equipment fees over the life of the agreement (the stated initial term is 60 months but automatically renews for consecutive one-year periods indefinitely, without additional cost to the customer, until cancelled by the customer with appropriate written notice, and thus is, in substance, perpetual).  The Company does not recognize revenue prior to inception of the license; rather, these fees are earned and paid upon installation, which coincides with the commencement of the license.

The only fees that are recognized over time are for maintenance services. Certain amounts in a few, but not all maintenance agreements, could, under one very remote condition that has never occurred (an intellectual property infringement claim that requires the software to be taken out of service and which could not be replaced within a specified time period), be refundable. A customer may not unilaterally cancel its maintenance agreement at any time. Non-payment would result in a breach of the agreement, and the Company could then seek to enforce its legal and equitable contract rights.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $135,915 and $140,802 for the fiscal years ended January 31, 2012 and 2011, respectively.

Stock-Based Compensation

Stock options (Note 5) expected to be exercised currently and in future periods are measured at estimated fair value with the expense associated with these awards being recognized on a straight-line basis over the award’s vesting period. The fair value of options granted at the date of grant is estimated using the Black-Scholes Multiple Option pricing model based on Level 2 and 3 inputs as defined in GAAP, with the following weighted-average assumptions in the fiscal years ended January 31:

	2012	2011
Risk-free interest rate	2.2%	1.5%
Expected life of options (in years)	5.2	2.0
Expected volatility of stock price	183.0%	231.4%
Expected dividend yield	0.0%	0.0%

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

Legal Defense Costs

The Company records provision for minimum probable losses for matters in litigation or other disputes, such as those discussed in Note 6(b) and periodically revises these estimates as facts and circumstances change. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.

Income Taxes

The Company recognizes interest and penalties related to income tax matters (Note 8), if any, as part of income tax expense in its consolidated statements of operations.

Net Income (Loss) Per Common Share

For all periods, basic net income (loss) applicable to common shareholders per share (EPS) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS in profitable years reflects the effects of potentially dilutive common shares by dividing net income by the sum of the weighted average number of common shares and common-share equivalents outstanding during the year.

Following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented.

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)
2012
Net loss	$(4,589,079)
Less preferred stock dividends (Note 4)	(141,620)
Basic net loss per common share:
Net loss applicable to common shares	(4,730,699)	8,343,779
Effect of 1,654,954 dilutive stock options		None(*)
Diluted net loss per common share:
Net loss applicable to common shares	$(4,730,699)	8,343,779
2011
Net loss	$(3,316,678)
Less preferred stock dividends (Note 4)	(141,619)
Basic net income per common share:
Net loss applicable to common shares	$(3,458,297)	8,307,409

(*)           Excluded for loss periods because the effect would be anti-dilutive.  In addition, net loss per common share does not consider potentially dilutive securities, which consist of stock options and warrants of 2,896,180 and 2,695,780 at January 31, 2012 and 2011, respectively.

2. Property and Equipment

Property and equipment consists of the following as of January 31, 2012 and 2011:

	2012	2011
Land	$505,558	$505,558
Building and building improvements	834,780	828,125
Leasehold improvements	170,200	136,844
Equipment, furniture and fixtures	7,520,020	7,680,006
	9,030,558	9,150,533
Less accumulated depreciation and amortization	(7,218,224)	(6,696,045)
	$1,812,334	$2,454,488

3. Debt

There was no short-term debt as of January 31, 2012 and $452,111 payable to Alpine Advisors, LLC (Note 5) as of January 31, 2011.  As of January 31, 2012 and 2011, long-term debt consists of the following:

	2012	2011
Note payable, Sturgeon’s	$1,473,832	$1,521,865
William Hill Bridge Loan, including accrued interest of $476,735	5,476,735	—
Due to Victor and Terina Salerno (Note 7)	1,000,000	1,250,000
ISI Settlement Agreement (Note 6)	70,000	170,000
Other	—	22,488
	8,020,567	2,964,353
Less current portion	1,121,287	170,604
	$6,899,280	$2,793,749

Note payable, Sturgeon’s. This note payable is collateralized by substantially all of the assets of Sturgeon’s. It is payable in equal monthly installments of principal and interest of approximately $153,000 annually through January 2013, with the balance of approximately $1.43 million due February 2013. In October 2010, the Company negotiated a rate modification with Nevada State Bank which lowered the fixed interest rate from 8% to 6.9%.

Long-term debt maturities for the years ending January 31 follow:

	2013	2014	Total
Note payable, Sturgeon’s	$51,287	$1,422,545	$1,473,832
William Hill Bridge Loan	—	5,476,735	5,476,735
Due to Victor Salerno	1,000,000	—	1,000,000
ISI Settlement Agreement	70,000	—	70,000
Total	$1,121,287	$6,899,280	$8,020,567

4. Series A Preferred Stock

The Series A Preferred Stock is held by two persons. One shareholder is an officer and director of the Company (the “Officer/Director Shareholder”); owning a total of 8,900 shares (5,662 regular shares and 3,238 redeemable shares). The other shareholder is a director of the Company (the “Director Shareholder”); owning a total of 5,262 shares (all regular shares).

Holders of the Series A Preferred Stock are entitled to receive monthly payments, upon declaration by the Board of Directors, of cumulative cash dividends at the annual rate of 10% per share. Interest at the rate of 10%, compounded annually, accrues on Series A Preferred Stock dividends that have accumulated but have not been paid. The Series A Preferred Stock is not convertible but is callable, in whole or (on a pro rata basis) in part, at any time at the option of the Company. There were no shares called during the fiscal years ending January 31, 2012 or 2011. The holders of Series A Preferred Stock are not entitled to vote (on a cumulative basis or otherwise) as a class or with AWI’s common stock (the “Common Stock”) upon any matters submitted to shareholders for a vote, except as mandated under Nevada law. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds, an amount equal to $100 per share plus all accumulated and unpaid dividends thereon and any unpaid interest due.

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

5. Stock Options and Other Equity and Related Party Transactions

Stock Repurchase

In 1999, the Board of Directors approved a program to repurchase up to 250,000 shares of the Company’s publicly held Common Stock from time to time in the open market. As of January 31, 2012, 61,100 shares had been repurchased and are held by the Company as treasury stock, and accordingly are non-voting. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments, the Company’s financial position, and restrictive covenants of the Merger Agreement and Bridge Loan.

2001 and 2010 Stock Option Plans

The Company’s 2001 Employee Stock Option Plan (the “2001 Plan”) terminated on August 8, 2011, except as to the outstanding stock options on that date. In November 2010, the stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”). In general, the Company may, upon approval from the Board of Directors, award options to any employee at any time except that no employee may receive in excess of 1,100,000 options and no more than 2,744,980 options in total may be granted under the “2010 Plan”. The 2001 and 2010 Plans do not require any specific vesting schedule and/or term; as such, the vesting and term is at the discretion of the Board of Directors. Pursuant to the terms of the respective 2001 or 2010 Plan, the exercise price of options must be equal to or greater than the market value of the Common Stock on the date of the grant. At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option.

The following tables summarize the current status of the 2001 and 2010 Plans:

Changes in Outstanding Options

	2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Fiscal Year	2,641,480	$0.50	626,499	$1.85
Granted			2,294,981
Cancelled	(207,000)	2.00	(280,000)	1.71
Outstanding at End of Fiscal Year	2,434,480	0.38	2,641,480	0.50
Exercisable at End of Fiscal Year	1,736,153		917,436

Outstanding and Exercisable by Price Range as of January 31, 2012

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.27	2,094,980	8.78		1,396,653
$0.42	200,000	8.95		200,000
$1.50	30,000	1.34		30,000
$2.00	109,500	0.58		109,500
January 31, 2012	2,434,480	8.33	$0.38	1,736,153	$0.42
Available For Grant	450,000

Vesting Schedule
Vested at January 31, 2011	917,436
Cancelled	(207,000)
Vesting, fiscal year ending January 31, 2012	1,025,717
Vesting, fiscal year ending January 31, 2013	174,582
Vesting, fiscal year ending January 31, 2014	523,745
Number of Options Outstanding at January 31, 2012	2,434,480

Directors Stock Option Plan

In 1996, the Company adopted the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan was extended in August 2006 and terminated on April 30, 2011, except as to the outstanding stock options on that date. Beginning in fiscal year 2002, each non-employee director of the Company has been awarded options for 400 shares of stock on the last day of each fiscal year, in lieu of 100 shares of stock per committee on which such non-employee directors serve. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2011, as part of the Directors’ Stock Option Plan for the best financial interests of the Company.

No more than 40,000 options were available for grant under the Directors Plan, which will be exercisable on the anniversary of the date of grant and will expire no later than 10 years from the grant date. Pursuant to the terms of the Directors Plan, the exercise price of options must be equal to the market value of the Company’s common stock on the date of the grant.

As of January 31, 2012 and 2011, 19,600 and 20,000 options were outstanding with 19,600 and 20,000 exercisable, at a weighted - average price of $1.33 and $1.32, respectively.  At the closing, each outstanding stock warrant and option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger shall be cancelled and, in exchange therefor, and the former holder shall receive an amount in cash equal to the product of (i) the excess of $0.90 over the exercise price per share under such stock warrant or option, and (ii) the number of shares subject to such stock warrant or option. (See Note 1).

Options outstanding and exercisable by price range as of January 31, 2012 follows:

	Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Remaining Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.12	400	1.00	$		400	$
$0.15	400	2.00			400
$0.55	400	3.00			400
$0.79	800	1.00			800
$1.00	10,000	4.52			10,000
$2.00	7,600	3.58			7,600
	19,600	3.86		$1.33	19,600		$1.33
Available For Grant	0

Non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” on the consolidated statements of operations for fiscal 2012 and 2011 was $301,854 and $236,422, respectively.

Other Equity and Related Party Transactions

Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for fiscal 2012 and 2011 totaled $8,326 and $146,337, respectively. Mr. Salerno also provided the Company with a $250,000 interest free revolving line of credit on May 17, 2010, which was fully drawn as of January 31, 2011, and repaid from the proceeds of the Bridge Facility.

In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company has borrowed $500,000 to date, which was repaid from the proceeds of the Bridge Facility resulting in a loss on debt extinguishment of $126,960. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2 and 3” measurement inputs as defined in GAAP including a risk-free interest rate of 2.2%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 183% as of January 31, 2012), the warrants were valued at $129,478 with all treated as a warrant liability, revalued at each subsequent balance sheet with the change charged or credited to earnings with the debt discount amortized to interest expense over the repayment term of the loan using the effective interest method.

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

As of January 31, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date. However, there is no assurance that this pledge will continue.  On January 13, 2012, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 and withdraw the pledge from Robert and Tracey Kocienski of $250,000. We will likely have to increase our reserve in August 2012, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of remote wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

b.             Litigation Judgments and Settlements

Except for the Racusin matter discussed in the following paragraph, the Company is not a party in any litigation.

Racusin.  The Company and Racusin entered into a Settlement Agreement on September 3, 2004 to resolve a claim that Racusin had against the Company in its Chapter 11 bankruptcy case (the “Racusin Claim”). Subsequently, various claims and counter claims have been heard in bankruptcy court and the 9th Circuit Court of Appeals.

More recently on January 14, 2009, Racusin filed a claim against the Company for breach of the Settlement Agreement and motion for summary judgment on that claim to accelerate amounts due along with penalty interest. On August 18, 2009, the Court entered an order granting summary judgment in favor of Racusin, which accelerated amounts due and imposed penalty interest at 12% per annum. The Company moved for rehearing in spring 2010 in which the Court vacated the order on December 23, 2010.  On April 20, 2011, the Company filed a motion for summary judgment seeking dismissal of Racusin’s still pending complaint for breach of the Settlement Agreement, further relief related to earlier pleadings, as well as a refund of alleged overpayments the Company made.

On October 7, 2011, the Court entered findings and conclusions in favor of the Company on its motion for summary judgment.  Specifically, the Court ruled that Racusin’s complaint against the Company for breach of the Settlement Agreement was dismissed.  The Court also ruled that interest on amounts due Racusin did not accrue during the time when the Company had deposited with 250,000 shares of AWI common stock with the Court pursuant to Court instructions.  The Court also ruled that the Company had satisfied its obligations in full to Racusin under the Settlement Agreement and thus did not have to make any further payments to Racusin.The Court also ruled, however, that it would not make a determination on the amount that the Company allegedly overpaid under the Settlement Agreement and thus did not release such alleged overpayment back to the Company without further proceedings to determine what rights, if any, the Company, Racusin and certain other parties in interest had to such funds, as well as allowing for appeals to be taken from the Court’s decisions.

On October 7, 2011, Racusin noticed his intent to appeal the Court’s decision granting the Company summary judgment to the United States Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  Appeal briefs have been filed under case number BAP. No. NV-11-1549; oral arguments have not been scheduled.  If the Company were to prevail through the appellate process in accordance with the Court’s findings and conclusions from September 26, 2011, it is estimated that the Company’s payments to the Court through October 31, 2011, in connection with these matters, have exceeded the amount due by $239,000, including the $160,000 reflected in prepaid expenses as of such date.  There is no assurance that the appellate court will agree with our position.

Internet Sports International, Ltd.  On July 17, 2008, Internet Sports International, Ltd. (“ISI”) filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Computerized Bookmaking Systems, Inc. (“CBS”), and our General Counsel (collectively, “the Defendants”). On February 3, 2010, the Defendants and ISI engaged in consensual mediation, which resulted in a global settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims. The outstanding balance of the Settlement Agreement as of January 31, 2012 was $70,000.

c.             Operating Leases

The Company has operating lease commitments for the majority of its race and sports book locations and for leased office equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

	2013	2014	2015	2016	2017
Sports book locations	$336,750	$205,100	$77,125	$17,500	$
Office equipment and vehicles	75,656	75,656	75,656	71,268		35,201
Building rent	381,924	393,382	371,418	371,418		—
	$794,330	$674,138	$524,199	$460,186		$35,201

Rent expense for all operating leases was $1,155,085 and $1,211,362 during the fiscal years ended January 31, 2012 and 2011, respectively.

d.             Long-Term Employment Commitments

The Company has employment agreements with the following executive officers. Our annual commitment under these agreements is $740,000 through 2013, without consideration of typical benefits and voluntary salary reductions or deferrals. Information related to these agreements follows:

Victor J. Salerno.  Mr. Salerno’s employment agreement was effective July 1, 2002, with automatic renewals for successive five-year terms as of January 31, 2008. The agreement provides an annual base salary of $240,000. Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.  Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated. He is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno’s agreement also entitles him to certain benefits if he is terminated without cause or if his employment terminates within 24 months after a change in control of AWI. However, on April 13, 2011, Mr. Salerno entered into a subsequent agreement with the Company that terminates his employment agreement with the Company, including the entitlement to any payments, benefits or other rights thereunder, simultaneously with the consummation of the merger.

Robert Kocienski and John English.   On November 11, 2010, the Company entered into agreements with Robert Kocienski, Chief Operating Officer and Principal Financial Officer, and John English, Senior Vice President of Marketing and Public Relations, for three years. The two agreements provide for an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, both executives verbally agreed to reduce their annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, both received payment of their deferred salary reductions, and their full salaries were reinstated. In addition, both will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company’s bonus program as determined by the Company’s board of directors. The Company granted both a stock option to purchase 1,047,490 shares of the Company’s common stock at an exercise price equal to $.27 per share. The agreements provide for termination rights and change of control payments dependent on the particular circumstances. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger.  Mr. English's employment agreement was amended on April 13, 2011, which entitled him to a lump sum cash payment from the Company in the amount of $85,713.  In addition, subject to Mr. English's continued employment with the Company and through each payment date, Mr. English shall be entitled to two addtional lump sum cash payments in the amount of $87,946, one payable on December 31, 2012 and the other payable on November 11, 2013.

7. Related Party Transactions

The Company has engaged in the following related-party transactions during the years ended January 31, 2012 and 2011:

As a result of a series of prior transactions, as of February 1, 2009, the Company owed Victor and Terina Salerno (the “Salernos”) $1,000,000, payable interest-only monthly at the rate of 10.0% per annum with the maturity date of the loan having been extended from February 1, 2012 to the earlier of August 1, 2012 or the closing of the Merger Agreement. Our independent directors have considered and approved the fairness of the financing arrangements with the Salernos. We paid interest to the Salernos totaling $100,000 in each of fiscal 2012 and fiscal 2011.

In addition, on May 17, 2010, Mr. Salerno loaned the Company an additional interest -free revolving line of credit in the amount of $250,000, which was repaid from proceeds of the Bridge Facility.

In October 2009 Victor and Terina Salerno pledged a $200,000 certificate of deposit to the Nevada Gaming Control Board on behalf of Leroy’s to increase the Regulation 22.040 reserve.

Related party interest expense recorded for fiscal 2012 and 2011 was $124,000 and $124,000, respectively.

8. Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company as of January 31, 2012 and 2011 follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,711,569	$3,306,411
Tax credit carryforwards	34,796	19,917
Depreciation and amortization	—	46,708
Other	68,169	137,366
	4,814,534	3,510,402
Valuation allowance	(4,669,355)	(3,422,416)
Deferred tax liability consisting of prepaid expense	(126,848)	(87,986)
Deferred tax liability consisting of depreciation and amortization	(18,331)	—
Net deferred tax assets	$—	$—

The difference between the normal federal statutory tax rate of 34.00% applied to loss from continuing operations before income taxes and the Company’s effective tax rate is:

	2012	2011
Income tax expense (benefit) at federal statutory rate	$(1,560,287)	$(1,127,671)
Contributed services and other permanent differences	112,852	135,865
Other	200,496	(24,228)
Change in valuation allowance	1,246,939	1,016,034
	$—	$—

At January 31, 2012, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $13.9 million; of which approximately $1.1 million is expected to expire in 2019. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the Company’s historical performance of losses in 6 of the past 12 years makes it more unlikely that any net deferred tax asset, which may result primarily from NOLs, will be realized.

The Company’s federal income tax returns for the years ended January 31, 2009 through 2012 are subject to possible examination by the Internal Revenue Service. Management has reviewed the positions taken or to be taken on such returns and believes that there are no uncertain tax position as defined by GAAP that would either require recognition or disclosure in these consolidated financial statements.

9. Business Segments

The Company reports its results of operations through three operating segments: Wagering, Hotel/Casino, and Systems.

Wagering Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2012	2011
Revenue	$6,121,442	$6,674,058
Direct Costs	5,510,583	5,973,238
Selling, General and Administrative	2,358,407	1,326,400
Depreciation and Amortization	186,599	272,030
	8,055,589	7,571,668
Operating Loss	$(1,934,147)	$(897,610)

Hotel/Casino Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating income (loss).

	Year Ended January 31,
	2012	2011
Revenue:
Casino	$1,030,469	$893,509
Hotel	621,634	455,930
Food/Beverage	658,512	911,229
Less: Casino Cash Incentives and Other Promotional Allowances	(134,354)	(149,983)
	2,176,261	2,110,685
Direct Costs and Expenses:
Casino	403,404	438,933
Hotel	238,472	198,935
Food/Beverage	645,414	847,618
Unallocated	387,483	437,296
	1,674,773	1,922,782
Selling, General and Administrative	273,766	326,845
Depreciation and Amortization	192,862	247,602
	2,141,401	2,497,229
Operating Income (Loss)	$34,860	$(386,544)

Systems Segment.  The following table indicates the primary components of revenue and operating costs resulting in this segment’s operating loss.

	Year Ended January 31,
	2012	2011
Revenue	$2,747,060	$2,860,966
Direct Costs	949,352	857,903
Research and Development	848,013	725,689
Selling, General and Administrative	2,359,068	1,841,223
Depreciation and Amortization	272,646	358,494
	4,429,079	3,783,309
Operating Loss	$(1,682,019)	$(922,342)

Reconciliation of Operating Loss to Loss Before Income Taxes.  The following table reconciles the operating income (loss) from each segment to income (loss) before income taxes.
	Year Ended January 31,
	2012	2011
Operating Loss
Wagering	$(1,934,147)	$(897,610)
Hotel/Casino	34,860	(386,544)
Systems	(1,682,019)	(922,342)
	(3,581,306)	(2,206,496)
Other Income (Expense)
Interest Income	1,672	5,226
Loss on Debt Extinguishment	(126,960)
Interest Expense	(803,418)	(433,199)
Change in Estimated Fair Value of Warrant Liability	(157,706)	(120,816)
Litigation Income (Expense)	(42)	(184,858)
Other	78,681	(7,535)
	(1,007,773)	(741,182)
Loss Before Income Taxes	$(4,589,079)	$(2,947,678)

Other Information.  Other information regarding the Wagering Segment, Hotel/Casino Segment, and Systems Segment and certain other unallocated items are set forth below.
	2012	2011
Capital Expenditures
Wagering	$—	$3,744
Hotel/Casino	16,659	38,662
Systems	—	—
Unallocated	26,380	—
	$43,039	$42,406
Identifiable Property(1)
Wagering	$208,618	$399,825
Hotel/Casino	1,369,059	1,531,017
Systems	559,960	827,420
	$2,137,637	$2,758,262

(1)           Includes property and equipment, shown net of accumulated depreciation and amortization; goodwill; and other assets. Goodwill, in the amount of $103,725, for the fiscal years ended January 31, 2012 and 2011, is a component of the Systems Segment.

10. Additional Supplementary Cash Flow Information

The reconciliation of net loss to net cash used in operating activities is as follows:

	2012	2011
Net loss	$(4,589,079)	$(3,316,678)
Depreciation and amortization of property and equipment	652,107	878,126
(Gain) loss on fixed asset disposal	(39,761)	12,250
Stock based compensation	301,854	236,423
Contributed services	8,326	146,337
Change in fair value of warrant liability	157,706	120,816
Issuance of common stock for services	—	41,250
Amortization of debt discount	47,889	81,589
Decrease (increase) in operating assets:
Accounts receivable	65,998	(5,031)
Inventories	(18,082)	21,685
Deferred tax asset	—	369,000
Prepaid expenses and other current assets	(178,933)	20,207
Increase (decrease) in operating liabilities:
Accounts payable	(1,173,191)	407,039
Accrued expenses and other liabilities	721,191	163,777
Principal payments on Racusin litigation judgment	—	(332,710)
Unpaid winning tickets	(55,740)	(417,176)
Customer deposits and other current liabilities	194,660	532,478
Net cash used in operating activities	$(3,905,055)	$(1,040,618)

11. Financial Instruments

Except for the funds provided under the Bridge Loan and Merger Agreement, the Company’s financial instruments consist of cash and equivalents, restricted cash, accounts receivable, accounts payable, unpaid winning tickets, advance deposits, and long-term debt. The Company’s cash equivalents are short-term and diversified among security types and issuers, and their costs approximate estimated fair values. Other financial instruments that are also short-term and have little or no interest rate risk have estimated fair values equal to their historical cost carrying amounts. Management believes the estimated fair value of long-term liabilities are also not materially different from their historical cost carrying amounts due to the instruments’ interest rates approximating market rates for similar borrowings.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2012.  Based on this evaluation, we determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2012.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Victor J. Salerno	68	President, CEO, and Chairman of the Board
Robert R. Barengo	70	Director
W. Larry Swecker	67	Director
Judith L. Zimbelmann	60	Director
Robert Kocienski	61	COO and Principal Financial Officer
John English	49	Sr. VP. Business Development and Public Affairs

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

Robert Kocienski has been our COO and Principal Financial Officer since November 2010. Mr. Kocienski has extensive experience in the gaming industry over the past thirty years. From July 2009 to November 2010, Mr. Kocienski provided consulting services to us. From April 2008 to June 2009, Mr. Kocienski served as Senior Vice President, CFO, and Treasurer of Tropicana Entertainment, LLC. From June 2006 to April 2008, Mr. Kocienski served as CFO of Cosmo Senior Borrower, LLC. From November 2004 to May 2006, Mr. Kocienski served as President and CFO of Torguson Gaming Group Mississippi.

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

Licensing

Pursuant to Nevada gaming regulations/statutes and the status of Leroy’s, AWIM, AWIG and Sturgeon’s as gaming licensees, officers and directors of Leroy’s, AWIM, AWIG and Sturgeon’s must be investigated and licensed by the Commission, a process that may be both lengthy and expensive. AWI and CBS are not licensees and therefore, the officers and directors of AWI and CBS must also be investigated and found “suitable” according to the Nevada gaming regulations and statutes. Victor Salerno is licensed by the Commission to be an officer and director of Leroy’s, AWIM, AWIG and Sturgeon’s and has been found suitable as an officer and director of AWI and CBS. Robert Barengo has been found suitable as a director of AWI and CBS. Judith Zimbelmann has been found suitable by the Commission to be a director of AWI and CBS and is licensed by the Commission to be an officer of Leroy’s, AWIM, AWIG, and Sturgeons. John Salerno is licensed by the Commission to be an officer of Leroy’s, AWIM, AWIG and Sturgeon’s and has been found suitable to be an officer of AWI and CBS and licensed as a director of AWIG.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year, except for Victor Salerno’s Form 4 regarding purchases of our common stock that was filed late on September 21, 2011.

Code of Ethics

We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The following table summarizes the compensation for the periods indicated of our Chief Executive Officer and the two most highly compensated executive officers who served as executive officers as of January 31, 2012.

Summary Compensation Table
Name and principal position	Year Ended 01/31	Salary		Bonus	Stock Awards	Option Awards(4)	Non-equity incentive plan compensation(5)	Non-qualified deferred compensation earnings	All other compensation(6)	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Victor Salerno,	2012	$267,692	(1)	—	—	—	—	—	$13,605	$281,297
CEO, President	2011	$63,320	(1)	—	—	—	—	—	$15,621	$78,941
Robert Kocienski,	2012	$306,867	(2)	—	—	—	—	—	—	$306,867
COO, PFO	2011	$44,791	(2)	—	—	$282,000	—	—	—	$326,791
John English	2012	$306,867	(3)	—	—	—	—	—	—	$306,867
Sr.VP Bus. Dev.	2011	$44,791	(3)	—	—	$282,000	—	—	$17,846	$344,637

(1)
Mr. Salerno’s compensation does not include interest paid to him on his loan to the Company. Mr. Salerno agreed to reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008 which was modified on September 22, 2010 to re-instate his salary at a 50% level. Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated.

(2)
Mr. Kocienski’s annual salary is $250,000 under the employment agreement effective November 11, 2010. Under the agreement, Mr. Kocienski will also receive additional annual compensation of $68,087. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. Kocienski verbally agreed to reduce his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. Kocienski received payment of his deferred salary reductions, and his full salary was reinstated.

(3)
Mr. English’s annual salary is $250,000 under the employment agreement effective November 11, 2010. Under the agreement, Mr. English will also receive additional annual compensation of $68,087. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. English verbally agreed to reduce his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. English received payment of his deferred salary reductions, and his full salary was reinstated.

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

(5)
These amounts in column (i) include the Company’s matching contributions under our 401(k) plan and any other compensation such as an auto allowance. Mr. Salerno received an auto allowance which is included in the amounts in this column (i).

Employment Agreements

We have the following employment agreements with the following executive officers:

Victor Salerno.  Mr. Salerno’s employment agreement became effective on July 1, 2002 with the initial term expiring on January 31, 2008. The employment agreement automatically renewed for successive five-year terms as of January 31, 2008. The agreement provides that Mr. Salerno may resign without cause upon 30 days’ written notice to us. The agreement provides an annual base salary of $240,000, which is subject to annual review. However, Mr. Salerno agreed to temporarily reduce his annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008 and began receiving 50% of his annual base salary, effective September 22, 2010. Upon funding of the Bridge Facility, Mr. Salerno received payment of his deferred salary reductions, and his full salary was reinstated. In addition, Mr. Salerno is entitled to an annual performance bonus equal to 5% of our pre-tax earnings (as defined in his agreement) for the prior fiscal year, employer contributions to a profit-sharing or retirement plan of not less than 4% of his base salary, health and life insurance coverage, and use of an automobile that we provide for him. Mr. Salerno is also entitled to participate in our benefit plans available to our officers and employees generally. If the Company terminates Mr. Salerno’s employment without cause, he is entitled to an amount equal to five times his base salary at the rate in effect at the time of his termination, any bonus awarded but not yet paid, reimbursement for expenses incurred but not paid prior to the termination, continuation of Company provided health benefits and participation in the Company’s long-term disability insurance for a period of 60 months following the termination (or the economic equivalent thereof), and such rights to other benefits as may be provided in applicable plans and programs of the Company, including, without limitation, applicable employee benefit plans and programs, according to the terms and conditions of such plans and programs. Mr. Salerno’s agreement also entitles him to certain benefits if his employment terminates within 24 months after a change in control of AWI, as described below under “Payments in the Event of a Change in Control.” However, on April 13, 2011, Mr. Salerno entered into a subsequent agreement with the Company that terminates his employment agreement with the Company, including the entitlement to any payments, benefits or other rights thereunder, simultaneously with the consummation of the merger.

Robert Kocienski.  On November 11, 2010 the Company entered into an agreement with Robert Kocienski, Chief Operating Officer and Principal Financial Officer, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. Kocienski verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. Kocienski received payment of his deferred salary reductions, and his full salary was reinstated. In addition, Mr. Kocienski will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company’s bonus program as determined by the Company’s board of directors. The Company granted Mr. Kocienski a stock option to purchase 1,047,490 shares of the Company’s common stock at an exercise price equal to $.27 per share. The agreement provides for termination rights and change of control payments dependent on the particular circumstances. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger.

John English.  On November 11, 2010 the Company entered into an agreement with John English, Senior Vice President of Marketing and Public Relations, for three years. The agreement provides an annual base salary of $250,000 and additional compensation of $204,261 to be paid over the term of the agreement in equal bi-weekly installments. As all our employees have had their salaries reduced, including executive management with and without an employment agreement, Mr. English verbally agreed to reduce of his annual base salary by half and defer the payment of all the additional compensation for an unspecified time period. Upon funding of the Bridge Facility, Mr. English received payment of his deferred salary reductions, and his full salary was reinstated. The agreement provides for termination rights and change of control payments dependent on the particular circumstances. On April 13, 2011, Mr. English entered into an agreement that upon the execution of the Merger Agreement, amended and restated his employment agreement with the Company, including providing for base salary, retention payments and severance in certain circumstances. In addition, Mr. English will be reimbursed for all reasonable expenses incurred in the performance of his duties, participate in all medical, dental or other benefit plans made available by the Company to its employees, and be eligible for an annual bonus pursuant to the Company’s bonus program as determined by the Company’s board of directors. The Company granted Mr. English a stock option to purchase 1,047,490 shares of the Company’s common stock at an exercise price equal to $.27 per share.

Our long-term employment commitments through the existing terms of the agreements total $740,000 of base salary per annum through 2013, without consideration of typical benefits and voluntary salary reductions or deferrals.

The following table provides information concerning executive officers’ unexercised stock options as of January 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Option awards
Name	Number of securities underlying unexercised options # exercisable(1)	Number of securities underlying unexercised options # unexercisable(1)	Equity incentive plan awards: Number of securities underlying unearned options #	Option exercise price $	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Victor J. Salerno	50,000	—	—	$2.00	08/31/2012
Robert Kocienski	872,908	174,582	—	$0.27	11/11/2020
John English	523,745	523,745	—	$0.27	11/11/2020

(1)           Mr. Salerno’s options have fully vested.  Mr. Kocienski’s options vest in installments of 440,000 on January 1, 2011, 432,908 on July 1, 2011 and 174,582 on July 1, 2012.   Mr. English’s options vest in installments of 130,936 on January 1, 2011, 130,936 on May 1, 2011, 130,936 on August 1, 2011, 130,937 on November 1, 2011, 130,936 on February 1, 2013, 130,936 on May 1, 2013, 130,936 on August 1, 2013, and 130,937 on November 1, 2013.

Payments in the Event of a Change in Control

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

Mr. Kocienski and Mr. English’s agreements provide for the payout of the remaining amount due under their respective agreements and all of their stock-based awards will become exercisable and non-forfeitable. Mr. Kocienski did not enter into any agreement modifying the terms of his employment agreement. At consummation of the Merger, Mr. Kocienski will be paid the change of control payments, the total sum of which is variable depending on the date of the consummation of the merger. Whereas, on April 13, 2011, Mr. English entered into an agreement that upon the execution of the Merger, amends and restates his employment agreement with the Company, including providing for base salary, retention payments and severance in certain circumstances.

Compensation of Directors

Directors who are not our employees or consultants receive a fee of $1,000 per month plus travel expenses. In addition, each Committee Chairman (audit committee, compensation committee, etc.) receives an additional $1,000 per month for each committee chaired. The following table summarizes the compensation paid to the directors for the fiscal year ended January 31, 2012.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
(a)	(b)(3)	(c)	(d)(4)	(e)	(f)	(g)	Sum (b-g)
W. Larry Swecker(1)	$20,000	—	—	—	—	—	$20,000
Robert R. Barengo(2)	$20,000	—	—	—	—	—	$20,000
Judith Zimbelmann(5)	—	—	—	—	—	$20,704	$20,704

(a)	This table includes only directors whose compensation is not reported in the Summary Compensation Table.

(1)	W. Larry Swecker has served as chairman of the compensation committee since 2005.

(2)	Robert R. Barengo has served as chairman of the audit committee since 2006.

(3)
Mr. Swecker and Mr. Barengo agreed to forego director fees in the amount of $24,000 each during fiscal year 2011 for the best interests of the financial health and well-being of the Company. In April 2011, payment of director fees to Mr. Swecker and Mr. Barengo were reinstated.

(4)
Mr. Swecker had 10,400 in stock option awards outstanding at January 31, 2012. Mr. Barengo had 9,200 in stock option awards outstanding at January 31, 2012. Mr. Swecker and Mr. Barengo voluntarily renounced their rights to stock option awards that would have been granted on January 31, 2011 as part of the Directors’ Stock Option Plan for the best financial interests of the Company.

(5)	Ms. Zimbelmann has received this compensation for rendering administrative services to the Company. Ms. Zimbelmann also had 3,000 stock option awards outstanding at January 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2012, the number and percentage of outstanding shares of our common stock, which, according to information supplied to us, are beneficially owned by: (i) each person who is a beneficial owner of more than 5.00% of our outstanding common stock; (ii) each of our directors, and named executive officers individually; and (iii) all of our current directors and executive officers as a group. Under SEC rules, a person is deemed a beneficial owner of our common stock with respect to which he or she has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).

A person is also deemed the beneficial owner of shares with respect to which he or she could obtain voting or investment power within 60 days of April 30, 2012 (such as upon the exercise of options or warrants). The percentage of outstanding common stock represented by each named person’s stock ownership assumes the exercise by that person of all stock options that are exercisable within 60 days of April 30, 2012 but does not assume the exercise of stock options by any other persons. The percentage of outstanding common stock represented by the stock ownership of all directors and executive officers as a group assumes the exercise by all members of that group of their respective stock options that are exercisable within 60 days of April 30, 2012, but does not assume the exercise of options by any persons outside of that group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. The address of each person named in the table is c/o American Wagering, Inc., 675 Grier Drive, Las Vegas, Nevada 89119.

Name	Number of Shares	Percentage of Outstanding Shares
Victor J. Salerno(1)	2,508,054	29.66%
Judith L. Zimbelmann(2)	1,004,200	11.94%
Robert R. Barengo(3)	534,200	6.35%
W. Larry Swecker(4)	30,400	0.36%
Robert Kocienski(5)	872,908	9.41%
John English(6)	523,745	5.87%
All directors and executive officers as a group (six persons)(7)	5,473,507	55.43%
5% Stockholders
Alpine Advisors LLC/Don R. Kornstein(8)	875,000	9.72%
Loeb Capital Management(9)	456,000	5.43%

(1)	Mr. Salerno has 50,000 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(2)	Ms. Zimbelmann has 3,000 in vested stock options that she has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(3)	Mr. Barengo has 9,200 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(4)	Mr. Swecker has 10,400 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(5)	Mr. Kocienski has 872,908 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(6)	Mr. English has 523,745 in vested stock options that he has the right to exercise to acquire shares within the next 60 days which are included in the table above.

(7)	Our current directors and named executive officers as a group have options for 1,469,253 shares, which they can exercise within the next 60 days. Those shares are included in the table above.

(8)
We derived this information from a Schedule 13D filed by Alpine Advisors LLC and Don R. Kornstein on June 23, 2010. Don R. Kornstein is the managing member of Alpine Advisors LLC. Alpine Advisors LLC is deemed to be the beneficial owner of 600,000 shares pursuant to the Amended and Restated Warrant Agreement dated as of June 11, 2010 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, Alpine Advisors LLC was granted a warrant to purchase 600,000 shares of our common stock. Don R. Kornstein is deemed to be the beneficial owner of 875,000 shares, which amount includes the 600,000 shares issuable upon exercise of the Warrant and an additional 275,000 shares issued pursuant to the Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010. Alpine Advisors LLC and Don R. Kornstein are located at 825 Lakeshore Blvd., Incline Village, Nevada 89451.

(9)
We derived this information from a Schedule 13G filed by Loeb Arbitrage Management LP, Loeb Offshore Management LP, Loeb Arbitrage Offshore Partners, Ltd., and Loeb Management Holding LLC on February 14, 2012.  Loeb Capital Management is the dba for all of the reporting persons.  The address of each reporting person is 61 Broadway, 24th Floor, New York, New York 10006.

Securities authorized for issuance under equity compensation plans

The following table provides information regarding the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of January 31, 2012.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	139,500	$1.89	—
2010 Stock Option Plan	2,294,980	0.28	450,000
Directors Stock Option Plan	19,600	1.33	—
Equity compensation plans not approved by security holders:
Warrant	600,000	0.22	N/A
Total	3,054,080	$0.35	450,000

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

From the filing of the Chapter 11 Petitions on July 25, 2003 through the Effective Date (March 11, 2005), dividends were accrued but not paid on the Series A Preferred Stock. The following table indicates the accruals and payments to the preferred shareholders through the Effective Date:

	Paid	Accrued	Unpaid
02/2003 through 07/2003	$72,195	$0	$0
08/2003 through 01/2004	$0	$71,392	$71,392
02/2004 through 01/2005	$0	$142,008	$213,400
02/2005	$0	$10,864	$224,264
03/11/2005(1)	$226,241	$0	$0
03/12/2005 through 01/31/2006	$141,620	$0	$0
Fiscal 2007	$141,620	$0	$0
Fiscal 2008	$141,584	$0	$0
Fiscal 2009	$141,602	$0	$0
Fiscal 2010	$141,655	$0	$0
Fiscal 2011	$141,619	$0	$0
Fiscal 2012	$52,620	$89,000	$89,000

(1)           The payment on March 11, 2005 includes $1,977 of interest at the Federal Judgment Rate.

On November 8, 2007, we borrowed $400,000 against the $500,000 line of credit for the benefit of the AWIG in its acquisition of Sturgeons under the terms of a Guaranty Agreement, as amended from time to time, between Victor and Terina Salerno (the “Salernos”) and AWI. On April 21, 2008, the Guaranty Agreement was restated as a Line of Credit Confirmation Letter (“Line of Credit”); its terms broadened such that we could draw on the line of credit for the benefit of the Company, and consolidated subsidiaries, provided for us to pay the Salernos interest at the rate of 10.0% per annum (payable monthly) on the outstanding portion of the loan (up to a maximum of $500,000) and to reimburse them for finance charges, fees, payments and other expenses they may incur. Unless extended, the April 21, 2008 Line of Credit expired on February 16, 2011. The personal line of credit then in place was secured by the Salernos’ residence and provides for an interest rate of 0.5% below the prime rate published by the Wall Street Journal, adjusted annually. The Salernos’ terminated their bank financed personal line of credit in 2009, but they maintain the Line of Credit with the Company.

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

We employ on a full-time basis Terina Salerno, the wife of Victor Salerno, as our General Counsel. For our fiscal year ended January 31, 2012, her total compensation was $96,664. Ms. Salerno agreed to temporarily reduce her annual base salary in an amount sufficient to cover payroll deductions for benefits, effective November 24, 2008.

The contributed services expense for Terina Salerno for fiscal 2012 was $8,326.

We employ on a full-time basis John Salerno, the son of Victor Salerno and Judith Zimbelmann, as Secretary of the Company and a gaming analyst of Leroy’s. For our fiscal year ended January 31, 2012, his total annual compensation was $65,190. John Salerno agreed to temporarily reduce his annual base salary by 15%, effective July 2010.

As of January 31, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date. However, there is no assurance that this pledge will continue.  On January 13, 2012, the Nevada Gaming Control Board allowed us to reduce our reserve balance by $750,000 and withdraw the pledge from Robert and Tracey Kocienski of $250,000. We will likely have to increase our reserve in August 2012, and if we are unable to do so, it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of remote wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the Parent’s sole discretion.

 In addition, during the quarter ended April 30, 2010, 250,000 shares of common stock were issued to the principal of Alpine Advisors, LLC (“Alpine”) as a non-refundable fee for financial advisory services, plus 25,000 shares effectively issued during the quarter ended July 31, 2010 as a one-time payment of additional compensation for a late filing. The shares were valued at $0.15 per share ($41,250) based on the trading price of the Company’s common stock on the date of grant. Additional fees are due Alpine upon the successful completion of (1) a single or a series of transactions in which 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company and (2) any offering of debt, equity or equity-linked securities either individually or in combination. The success fee is calculated generally at 3-3.5% of the “equity value” of the transaction, as defined, or the amount of the proceeds from the financing

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010 the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company has borrowed $500,000 to date, which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the appointment two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2 and 3” measurement inputs as defined in GAAP including a risk-free interest rate of 2.2%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 183% as of January 31, 2012), the warrants were valued at $129,478 with all treated as a warrant liability, revalued at each subsequent balance sheet with the change charged or credited to earnings with the debt discount amortized to interest expense over the repayment term of the loan using the effective interest method.

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

Item 14.  Principal Accountants’ Fees and Services

Our audit committee selected and our Board of Directors approved the firm of Piercy Bowler Taylor & Kern Certified Public Accountants (“PBTK”) as our independent registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended January 31, 2012. PBTK previously performed similar audit and review services for the years ended January 31, 2001 through January 31, 2011.  PBTK’s primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit Committee’s Pre-Approval of Engagement

Our policy is that before we engage our registered public accounting firm annually to render audit or approved non-audit services, the engagement is reviewed and approved by our audit committee. All our principal accountants’ services for which we paid tax-related fees or other non-audit fees for our last two fiscal years, as described below, were within the scope of the engagement that our audit committee approved before we entered into the engagement.

Total Fees.  Total fees paid and accrued to PBTK are as follows:

	Year Ending January 31,
Service Provided	2012	2011
Audit Service Fees	$156,983	$144,070
Tax Service Fees	11,838	9,066
Other Fees	18,022	57,113
Total	$186,843	$210,249

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

3.1*	Amended and Restated By-Laws of American Wagering, Inc. (see Exhibit 3.1 to Form 8-K filed November 20, 2007, SEC File No. 000-20685)
3.2*	Amended and Restated Articles of Incorporation of American Wagering, Inc. (see Exhibit 3.1 to Registration Statement on Form SB-2 filed December 13, 1995, SEC File No. 33-80431)
3.3*	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of American Wagering, Inc. (see Exhibit 3.1.1 to Form 8-K filed December 10, 1998, SEC File No. 000-20685)
10.1*(A)	American Wagering, Inc. 2001 Stock Option Plan (see Exhibit 99 to our Definitive Proxy Statement on Schedule 14A filed October 16, 2001, SEC File No. 000-20685)
10.2*(A)	American Wagering, Inc. Amended and Restated Directors Stock Option Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 30, 2007, SEC File No. 000-20685)
10.3*(A)	2010 Stock Incentive Plan (see Appendix A to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)
10.4*(A)	Executive Employment Agreement between American Wagering, Inc. and Victor J. Salerno dated June 28, 2002 (see Exhibit 10.1 to Form 10-QSB filed September 14, 2005, SEC File No. 000-20685)
10.5*(A)	Amendment to Executive Employment Agreement of Victor Salerno (described in registrant’s Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.6*(A)
Termination of Employment Agreement and Waiver of Payment Agreement dated April 13, 2011 between Victor Salerno, American Wagering, Inc. and William Hill Holdings Limited (to be effective upon consummation of the merger with William Hill Holdings Limited) (see Exhibit 10.6 to Form 10-K filed May 11, 2011, SEC File No. 000-20685)

10.7*(A)	Employment Agreement between American Wagering, Inc. and Robert Kocienski, dated November 11, 2010 (see Exhibit 10.7 to Form 10-K filed May 11, 2011, SEC File No. 000-20685)
10.8*(A)	Amended and Restated Employment Agreement between American Wagering, Inc. and John English, dated April 13, 2011 (see Exhibit 10.8 to Form 10-K filed May 11, 2011, SEC File No. 000-20685)
10.9*(A)	Compensation terms for American Wagering, Inc. directors (see Exhibit 10.8 to Form 10-KSB filed May 1, 2006, SEC File No. 000-20685)
10.10*(A)	Option Agreement of Robert Kocienski dated November 11, 2010 (See Appendix B to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)

10.11*(A)	Option Agreement of John English dated November 11, 2010 (See Appendix C to our Definitive Proxy Statement on Schedule 14A filed November 23, 2010, SEC File No. 000-20685)
10.12*
Lease Schedule No. 1 (with Options), dated July 14, 2006 by and between AWI Manufacturing Inc., American Wagering, Inc. and PDS Gaming Corporation-Nevada, and Master Lease Agreement (see Exhibit 10.2 to Form 10-QSB filed December 26, 2006, SEC File No. 000-20685)

10.13*	Amended and Restated Guaranty Agreement dated June 8, 2006, between American Wagering, Inc. and Victor and Terina Salerno (see Exhibit 10.1 to Form 10-QSB filed June 14, 2006, SEC File No. 000-20685)
10.14*
Line of Credit Confirmation Letter, dated April 21, 2008, between Victor and Terina Salerno and AWI, under the terms of the Guaranty Agreement dated June 8, 2006, with Loan Amortization Schedule (see Exhibit 10.21 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.15*	Loan Agreement from Victor Salerno (described in registrant’s Form 8-K filed on December 15, 2008, SEC File No. 000-20685)
10.16*
Reimbursement Agreement for Pledged Certificate of Deposits between Leroy’s Horse and Sports Place and Victor and Terina Salerno dated December 10, 2009 (see Exhibit 10.1 to Form 10-Q filed December 15, 2009, SEC File No. 000-20685)

10.17*	Commercial Loan Agreement, dated February 21, 2006, between AWI Gaming, Inc. and Great Basin Bank of Nevada (see Exhibit 10.12 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.18*	Promissory Note, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.13 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.19*	Commercial Guaranty, dated February 21, 2006, executed by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.14 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.20*	Commercial Guaranty, dated February 21, 2006, executed by Sturgeons, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.15 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.21*
Commercial Security Agreement, dated February 21, 2006, executed by AWI Gaming, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.16 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)

10.22*	Deed of Trust, dated February 21, 2006, among AWI Gaming, Inc., Great Basin Bank of Nevada and Western Title Company Inc. (see Exhibit 10.17 to Form 10-KSB filed May 31, 2007, SEC File No. 000-20685)
10.23*
Changes in Terms Agreement, dated February 4, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada; Commercial Guaranty, dated February 4, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.19 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.24*	Change in Terms Agreement, dated May 5, 2008, between AWI Gaming, Inc., and Great Basin Bank of Nevada (see Exhibit 10.1 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.25*	Commercial Guaranty, dated May 5, 2008, by Sturgeon’s, LLC in favor of Great Basin Bank of Nevada (see Exhibit 10.2 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.26*	Commercial Guaranty, dated May 5, 2008, by American Wagering, Inc. in favor of Great Basin Bank of Nevada (see Exhibit 10.3 to Form 10-Q filed June 13, 2008, SEC File No. 000-20685)
10.27
Business Loan Agreement, dated September 4, 2010 between AWI Gaming, Inc. and Nevada State Bank; Change in Terms Agreement, dated September 4, 2010, between AWI Gaming, Inc. and Nevada State Bank; Commercial Guaranty by American Wagering, Inc. in favor of Nevada State Bank; Commercial Guaranty by Sturgeon’s, LLC in favor of Nevada State Bank; Commercial Security Agreement, dated September 4, 2010, executed by AWI Gaming, Inc. in favor of Nevada State Bank

10.28*
Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 99.1 to Form 8-K filed September 7, 2004, SEC File No. 000-20685)

10.29*
Corrected Amortization Schedule as filed with the U.S. Bankruptcy court on March 17, 2008 related to the Settlement Agreement by American Wagering, Inc., Leroy’s Horse & Sports Place, Inc. and Michael Racusin d/b/a M. Racusin & Co., dated September 3, 2004 (see Exhibit 10.18 to Form 10-K filed May 13, 2008, SEC File No. 000-20685)

10.30*	Advisor Agreement between Alpine Advisors LLC and American Wagering, Inc. dated March 12, 2010 (see Exhibit 10.26 to Form 10-K filed May 7, 2010, SEC File No. 000-20685)

10.31*	Line of Credit dated May 17, 2010 between the Company and Victor Salerno (see Exhibit 10.1 to Form 8-K filed May 21, 2010, SEC File No. 000-20685)
10.32*
Bridge Loan Agreement, dated as of April 13, 2011, by and among American Wagering, Inc., the Guarantors (as defined therein) and William Hill Holdings Limited (See Exhibit 10.1 to Form 8-K filed April 14, 2011, SEC File No. 000-20685)

10.33(A)	Second Extension Of Maturity Date to April 21, 2008 Guaranty Agreement And Line Of Credit, dated April 10, 2012
14.1*	Code of Business Conduct and Ethics (see Exhibit 14.1 to Form 10-QSB filed June 14, 2005, SEC File No. 000-20685)
21.1*	Subsidiaries of American Wagering, Inc. (see Exhibit 21.1 to Form 10-K filed on May 17, 2011, SEC File No. 000-20685)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

**XBRL  information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections

(A)           Management contract or compensatory plan or arrangement.

SIGNAUTRES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2012	AMERICAN WAGERING, INC.

	By:	/s/ Victor Salerno
		Name:	Victor Salerno
		Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Salerno		April 30, 2012
Victor Salerno	President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert Kocienski		April 30, 2012
Robert Kocienski	Principal Financial Officer and Chief Operating Officer
(Principal Executive Officer)
/s/ W. Larry Swecker		April 30, 2012
W. Larry Swecker	Director

/s/ Judith Zimbelmann		April 30, 2012
Judith Zimbelmann	Director

/s/ Robert Barengo		April 30, 2012
Robert Barengo	Director