Form 10-Q
period 2012-04-30
AMERICAN WAGERING INC
filed 2012-06-14
CIK 1005214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 14, 2012, there were 8,404,879 shares of common stock, par value $0.01, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2012 (Unaudited)	January 31, 2012

ASSETS
CURRENT ASSETS
Cash and Equivalents	$1,779,334	$2,638,676
Restricted Cash	741,733	741,480
Accounts Receivable	287,309	143,739
Inventories	150,625	140,311
Prepaid Expenses	456,680	517,161
	3,415,681	4,181,367

Property and Equipment, net of accumulated depreciation and amortization	1,715,190	1,812,334
Goodwill	103,725	103,725
Other	336,366	221,579
	$5,570,962	$6,319,005

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
Current Portion of Long-Term Debt	$2,501,208	$1,121,287
Accounts Payable	580,750	451,257
Accrued Expenses	464,986	663,085
Unpaid Winning Tickets	284,323	548,313
Customer Deposits and Other	1,169,412	1,577,213
	5,000,679	4,361,155

Long-Term Debt, less current portion	5,647,883	6,899,280
Warrant Liability	408,000	408,000
Redeemable Series A Preferred Stock (3,238 shares)	323,800	323,800
Other	522,526	500,580
	11,902,888	12,492,815

STOCKHOLDERS’ EQUITY DEFICIENCY
Series A Preferred Stock — 10.00% cumulative; $100.00 par and liquidation value; 18,924 shares authorized; 10,924 shares outstanding	1,092,400	1,092,400
Common Stock - $0.01 par value; 25,000,000 shares authorized; 8,404,879 shares issued and outstanding	84,049	84,049
Additional Paid-In Capital	13,339,330	13,320,758
Deficit	(20,520,212)	(20,343,524)
Treasury Stock, at cost (61,100 common shares at cost)	(327,493)	(327,493)
	(6,331,926)	(6,173,810)
	$5,570,962	$6,319,005

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2012	2011
REVENUES:
Wagering	$2,203,608	$1,693,148
Hotel/Casino	467,781	469,460
Systems	642,380	699,233
	3,313,769	2,861,841
OPERATING COSTS AND EXPENSES:
Direct Costs:
Wagering	1,365,516	1,386,163
Hotel/Casino	395,433	392,107
Systems	202,871	198,899
	1,963,820	1,977,169
Operating Expenses:
Research and Development	209,277	199,082
Selling, General and Administrative	929,555	1,749,655
Depreciation and Amortization	125,355	188,257
	1,264,187	2,136,994

	3,228,007	4,114,163

OPERATING INCOME (LOSS)	85,762	(1,252,322)

OTHER INCOME (EXPENSE):
Interest Expense	(228,151)	(147,053)
Loss on Debt Extinguishment	—	(126,960)
Change in Estimated Fair Value of Warrant Liability	—	(153,590)
Litigation Expense	—	(42)
Interest and Other Income	621	32,064

NET LOSS	$(141,768)	$(1,647,903)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.02)	$(0.20)

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended April 30,
	2012	2011

Operating Activities
Net cash used in operating activities	$(754,000)	$(2,788,909)

Investing Activities
Increase in restricted cash	(253)	—
Withdrawal of restricted cash	—	500,000
Purchase of property and equipment	(27,545)	(4,039)
Net cash provided by (used in ) investing activities	(27,798)	495,961

Financing Activities
Repayment of borrowings	(42,624)	(770,224)
Proceeds from borrowings	—	4,273,288
Dividends on preferred stock	(34,920)	(34,532)
Net cash provided by (used in) financing activities	(77,544)	3,468,532

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(859,342)	1,175,584

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,638,676	1,485,148

CASH AND EQUIVALENTS, END OF PERIOD	$1,779,334	$2,660,732

See Notes to Consolidated Financial Statements

AMERICAN WAGERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2012
(Unaudited)

1. Basis of Presentation; The Merger and Bridge Facility; and Related Risks and Uncertainties

The accompanying unaudited interim consolidated financial statements of American Wagering, Inc. and its subsidiaries (collectively “the Company” or “AWI”) have been prepared in accordance with the instructions to Form 10-Q as published by the Securities and Exchange Commission (“SEC”).  The financial statements do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for a fair presentation have been included.  Due to seasonality and other factors, results of operations for any interim period are not necessarily indicative of expected annual results.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2012, from which the balance sheet information as of January 31, 2012 was derived.

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

The completion of the merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the absence of any injunction or applicable law preventing consummation of the merger, (ii) receipt of any required consents, approvals and licenses under the Nevada Gaming Control Act and the rules and regulations promulgated thereunder and applicable local gaming and liquor laws, ordinances and regulations, (iii) verification of the accuracy of the representations and warranties made by the parties, and (iv) the performance, in all material respects, of all obligations, agreements and covenants under the Merger Agreement.

Also on April 13, 2011, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) pursuant to which the Purchaser loaned the Company $4.25 million and, at the Purchaser’s sole discretion, may loan up to an additional $3.0 million (collectively, the “Bridge Facility”).  In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. In April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) and leaving $1.95 million at that time which the Company used for general corporate purposes. On September 2, 2011, the Company made a borrowing request under the Bridge Loan Agreement for $750,000 of Tranche II for general corporate purposes. There is currently $2.25 million potentially available for borrowing under the Bridge Facility for future cash flow requirements. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

The Bridge Facility matures upon the earlier of (i) consummation of the merger, (ii) termination of the Merger Agreement or (iii) December 31, 2013, subject to certain extension mechanisms. Loans outstanding under the Bridge Facility accrue interest at an annual rate equal to 12.5%, which compounds on a quarterly basis in arrears on March 31, June 30, September 30, and December 31 of each year, and shall be paid by adding the accrued interest to the balance of the loan. During the existence of an event of default under the Bridge Facility, an additional 2% per annum is imposed.  The terms of the Merger Agreement and the Bridge Loan Agreement limit the Company’s ability to engage in certain business activities without the prior consent of Purchaser. The most significant of these restrictions limit the Company’s ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, enter into or modify material contracts, grant liens on the Company’s assets, and effect any significant change in the Company’s corporate structure or the nature of its business.

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

Following is a reconciliation of the numerators and denominators of the net loss per common share computations for the three months ended April 30 (unaudited):

	Numerator
	2012	2011

Net loss	$(141,768)	$(1,647,903)
Less preferred stock dividends	(34,920)	(34,532)
Net loss available to common shares, basic and diluted	$(176,688)	$(1,682,435)

	Denominator
	2012	2011
Weighted-average common shares outstanding, basic	8,343,779	8,343,779
Effect of dilutive stock options	1,954,083	1,158,641
Weighted-average common shares outstanding, diluted	10,297,862	9,502,420

The number of potentially dilutive common shares that have been excluded from the denominator using the treasury stock method was 157,100 and 165,300 at April 30, 2012 and 2011, respectively.

3.  Income Taxes

At April 30, 2012, the Company had federal tax net operating loss (“NOL”) carryforwards available to potentially reduce future tax obligations in the aggregate amount of approximately $13.9 million, of which approximately $1.1 million expires in 2019.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management believes that the Company’s historical performance of net losses in six of the last twelve years makes it more likely than not that the Company’s net deferred tax assets will not be fully realized and, accordingly, has established a 100% allowance. In addition, in the event of a change in control (such as the pending merger), realization of federal income tax benefits from NOLs may also be limited under Section 382 of the Internal Revenue Service Code.

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

4.  Litigation and Contingencies

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

Also on October 7, 2011, Racusin noticed his intent to appeal the Court’s decision granting the Company summary judgment to the United States Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  Appeal briefs have been filed under case number BAP. No. NV-11-1549; oral arguments have not been scheduled.  If the Company were to prevail through the appellate process in accordance with the Court’s findings and conclusions from October 7, 2011, it is estimated that the Company’s payments deposited with the Court through October 31, 2011, in connection with these matters, have exceeded the amount due by $239,000, including the $160,000 paid to cover prepaid expenses as of such date.  There is no assurance that the appellate court will agree with our position.

Internet Sports International, Ltd. On July 17, 2008, Internet Sports International, Ltd. (“ISI”) filed a complaint against three of our subsidiaries, AWI Manufacturing, Inc. (“AWIM”), AWI Gaming, Inc. (“AWIG”) and Computerized Bookmaking Systems, Inc. (“CBS”), and our General Counsel (collectively, “the Defendants”). On February 3, 2010, the Defendants and ISI engaged in consensual mediation, which resulted in a global settlement. The parties subsequently entered into a Settlement Agreement whereby AWIM agreed to pay to ISI the total sum $170,000 in exchange for a mutual release of all claims. The outstanding balance of the Settlement Agreement as of April 30, 2012 was $40,000.

Economic Conditions and Related Risks and Uncertainties.

Delaware legalized sports wagering in the form of parlay cards on professional football in 2009.  New Jersey also recently passed legislation to permit sports wagering; however, the legislation is not effective and may be subject to legal challenge. Should sports wagering expand into more state jurisdictions, or become permissible to be conducted via the internet, such an expansion could reduce the total number of wagers placed in Nevada while correspondingly increasing the opportunities for both wagering and system sales for our Company outside the State. However, we cannot predict that such an expansion will occur at all or provide any assurance that any expansion would create a positive impact on our financial position.

Locally, our business is vulnerable to downturns in national and local economic conditions, including, without limitation, downturns in the economy related to threatened or actual terrorist attacks; pandemic outbreaks or similar widespread health epidemics; natural disasters; tightening of available credit; increasing government regulation, spending and taxes; increasing energy costs; increasing interest rates; declining consumer confidence; and declines in the stock market. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in transportation or other costs will likely lead to our customers having less discretionary income with which to travel to Nevada and wager. As of April 30, 2012, Nevada still has the highest unemployment rates in the country.  Thus, the residual effects of higher transportation costs, foreclosures and continued pressure on housing prices, as well as business failures and stock market volatility will place added strain on consumers’ ability to make purchases, repay their loans and thus, leave fewer funds available for travel and leisure activities.  We have also experienced a change in gambling patterns of our patrons, including a trend toward more conservative bets, which tend to be less profitable to the Company.

In addition, there is intense competition among companies that offer race and sports book wagering services as well as those that supply systems to the gaming industry.  Most of our competitors have significantly greater financial, marketing, technical and other resources than we do. In our effort to achieve a cost efficient wagering model and to provide technologically advanced products to the gaming industry, we invested significant resources into research and development in 2011.

Several years of increased reinvestment costs, increased competition, and coupled with reduced cash flow from a distressed economy and altered consumer betting patterns have had a significant adverse effect on us; thus, compelling our merger with the Purchaser.  On June 7, 2012, the Nevada Gaming Control Board recommended to the Nevada Gaming Commission that the transaction contemplated by the Merger Agreement, and related findings of suitability, be approved.  The Nevada Gaming Commission is scheduled to meet on June 21, 2012.  Should the Nevada Gaming Commission accept the Nevada Gaming Control Board’s recommendation and grant approval of the transaction, then we would expect the closing of the merger to occur on or about June 27, 2012, in accordance with the process set forth in the Merger Agreement.  Although we have no reason to indicate otherwise, no assurances can be given that the Nevada Gaming Commission will grant approval on June 21, 2012, or that closing will occur on June 27, 2012 (Note 7).

     The Company often carries cash and cash equivalents, including statutorily restricted amounts, on deposit with financial institutions substantially in excess of federally-insured limits. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

5.  Stock Options, Other Equity Transactions, and Subsequent Events

For the three months ended April 30, 2012 and 2011, activity related to both the employee and directors’ stock option plans was as follows:

	Option Shares	Weighted- Average Exercise Price
Balance at February 1, 2012	2,454,080	$0.38
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Balance at April 30, 2012	2,454,080	$0.38

Balance at February 1, 2011	2,661,480	$0.51
Granted	—
Exercised	—
Forfeited or canceled	(200,000)	2.00
Balance at April 30, 2011	2,461,480	$0.39

As of April 30, 2011, stock options exercisable and available for future grants for both current stock option plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,755,753	$0.43	7.86 years
Available for future grants	450,000	—	—

Services contributed by Victor and Terina Salerno and credited to additional paid-in capital for the quarters ended April 30, 2012 and 2011, totaled $0 and $8,326, respectively. Mr. Salerno also provided the Company with a $250,000 interest-free revolving line of credit on May 17, 2010, which was fully drawn as of January 31, 2011, and repaid from the proceeds of the Bridge Facility.

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

In June 2010, the Company borrowed $195,000 from and entered into an agreement with Alpine that entitled but did not obligate Alpine to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.22 per share through June 11, 2015. The principal amount of the loan plus interest at 15% was due June 17, 2010 (six days following the issuance) and then on demand with weekly interest payments calculated at 22% per annum. On June 22, 2010, the parties entered into a financing agreement that allowed the Company to borrow up to $500,000, at 15% per annum, due on June 10, 2011, and was collateralized by the Company’s stock in CBS and the receivables of CBS. Proceeds from the June 22nd financing agreement were used, in part, to refinance the June 11th loan for $195,000. The Company borrowed $500,000 which was repaid from the proceeds of the Bridge Facility. The warrant agreement was also amended to provide Alpine with registration rights and, the right to appoint up to two persons to the Company’s board of directors, which would expand from five to seven members, should the Company default in its financing or collateralization obligations. Using the Black-Scholes valuation model and “Level 2 and 3” fair value measurement inputs as defined in GAAP including a risk-free interest rate of 2.2%, expected warrant life of five years, and its internal stock price volatility factor of 206% initially (approximately 183% as of April 30, 2012), the warrants were fully valued at $408,000 and recorded as a warrant liability.

For the three months ended April 30, 2012 and 2011, non-cash stock-based compensation expense recorded in the line item “Selling, General and Administrative Expenses” was $18,572 and $127,128, respectively.

6.  Business Segments

The Company reports the results of operations through three operating segments as follows:

	Three Months Ended April 30,
	2012	2011
Revenues
Wagering	$2,203,608	$1,693,148
Hotel/Casino	467,781	469,460
Systems	642,380	699,233
	$3,313,769	$2,861,841
Operating income (loss)
Wagering	$379,577	$(587,397)
Hotel/Casino	(63,354)	(38,340)
Systems	(230,461)	(626,585)
	85,762	(1,252,322)
Other expense, net	(227,530)	(395,581)
Net (Loss)	$(141,768)	$(1,647,903)

Additional information for the Hotel/Casino segment follows:

	Three Months Ended April 30,
	2012	2011
Revenue
Casino	$232,023	$243,094
Hotel	115,581	98,362
Food/Beverage	120,177	128,004
	467,781	469,460
Direct Costs and Expenses
Casino	93,270	101,192
Hotel	64,215	45,717
Food/Beverage	144,489	154,420
Unallocated	93,459	90,778
	395,433	392,107

Selling, General and Administrative	89,343	62,511
Depreciation and Amortization	46,359	53,182
	531,135	507,800
Operating Loss	$(63,354)	$(38,340)

7. Subsequent Event

On June 7, 2012, the Nevada Gaming Control Board recommended to the Nevada Gaming Commission that the transaction contemplated by the Merger Agreement, and related findings of suitability, be approved.  The Nevada Gaming Commission is scheduled to meet on June 21, 2012.  Should the Nevada Gaming Commission accept the Nevada Gaming Control Board’s recommendation and grant approval of the transaction, then we would expect the closing of the merger to occur on or about June 27, 2012, in accordance with the process set forth in the Merger Agreement.  Although we have no reason to indicate otherwise, no assurances can be given that the Nevada Gaming Commission will grant approval on June 21, 2012, or that closing will occur on June 27, 2012.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement including those discussed herein and elsewhere in our Form 10-K for the year ended January 31, 2012, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

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

Lerory’s. Leroy’s was incorporated in the state of Nevada in November 1977.  Leroy’s operates a network of 54 sportsbooks in casinos and 56 remote account wagering tavern locations, generating revenue from bettors’ wagers less pay outs. We grow our business and increase our efficiencies by (i) adding new books where and when appropriate, (ii) introducing CBS’s advanced betting terminals  such as the dual faced-touchscreen terminals, and (iii) providing self-service products such as AWIM’s kiosk and the LEROY’S® APP©, which meets the bettor’s request for mobility and convenience based products utilizing remote account wagering.  The LEROY’S® APP© is a mobile device application for smartphones and tablets that permits a bettor, with a pre-established telephone wagering account, to bet from his approved mobile device anywhere within the state of Nevada, assuming his wireless carrier provides coverage. The LEROY’S® APP© received final approval by the Nevada Gaming Control Board at the conclusion of its successful field trial. It was developed for Leroy’s by CBS and we have a patent pending on the intellectual property.

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

   Sturgeon’s. Sturgeon's operates a small hotel/casino of the same name in Northern Nevada and is heavily dependent on the drive-through market on I-80. Sturgeon’s continuously reviews and modifies existing procedures and personnel to increase efficiency, reduce expenses, and strengthen the financials as Nevada, both Northern and Southern, continues to experience high unemployment, high foreclosures for residential homes and business failures. Accordingly, these factors will likely continue to have an adverse affect on our business conditions and financial performance.

 ExactGeo Media and PlayBETM.ExactGeo Media is an advertising company established to purchase and sell advertising in connection with our mobile betting application.  PlayBETM designs and hosts play-for-fun, contest versions of our mobile sports application, which we anticipate will generate revenue through advertising.  ExactGeo Media and PlayBETM are not revenue generating entities as of yet.  Nonetheless, if and when these two entities generate material amounts of revenue from advertising sales and services leveraged from our mobile application, we intend to report the entities’ operating results as a fourth segment, “Advertising.”

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

In recent years for reasons discussed in the following paragraph, our cash flows from operating activities have been insufficient to satisfy our obligations (including legal contingencies) when due and to fund cash reserves required by Nevada Gaming regulations. Such cash requirements historically have been funded largely with borrowings from and/or collateral arrangements with the Company’s principal officers. In April 2011, the Company entered into the Bridge Loan Agreement that satisfied the Company’s need for liquidity through fiscal year end January 31, 2012, and continuing through the first quarter ended April 30, 2012.  More specifically, in April 2011, we borrowed $4.25 million under the Bridge Loan Agreement and used approximately $2.3 million of the proceeds to pay vendors ($750,000), for rank and file employees ($260,000), other lenders ($850,000), and transaction fees ($450,000) leaving approximately $1.95 million at that time which the Company used for general corporate purposes. On September 2, 2011 the Company borrowed an additional $750,000 under the Bridge Loan Agreement to fund a cash shortfall. The Bridge Loan Agreement also reduces the Company’s dependence on its principal officer’s ability to continue to provide financial support. There is $2.25 million remaining for draws under the Bridge Loan Agreement. However, there is no assurance that we will be able to borrow additional funds under the Bridge Loan Agreement, as any additional advances are in the Purchaser’s sole discretion.

We believe that several years of increased reinvestment costs and competition, coupled with reduced cash flow from a distressed economy and altered consumer betting patterns, may have had a significant adverse effect on us; thus, compelling our merger with the Purchaser.  Though we have been advised that Nevada Gaming regulators have scheduled the Purchaser to be on the agenda in June 2012 for approval of the merger and related findings of suitability, we cannot provide any assurances that such approval will be granted or that closing of the Merger Agreement will occur.  See Note 7–Subsequent Event.

Cash Flow

As of April 30, 2012, we had a working capital deficit of nearly ($1.6 million), compared to working capital deficit of approximately ($180,000) at January 31, 2012. The decrease in working capital is primarily due to the maturity of the note payable on the Sturgeon’s property of $1.4 million which will become due and payable on February 4, 2013. If the merger is not closed by the due date, we believe, but there is no assurance that, the note payable on the Sturgeon’s property can be refinanced.  We believe, but there is no assurance that, our working capital position will also improve in fiscal 2013 due to: (a) normalization of the win percentage in sports book wagering as we experienced in the quarter ended April 30, 2012; (b) a continued increase in users of our Leroy’s® App© and other forms of account wagering services; and (c) additional or expanded sportsbook and/or tavern locations in fiscal 2013. Based on the foregoing, subject to the economy and the timely closing of the Merger, we believe we will be able to satisfy our cash requirements for the remainder of fiscal 2013 from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature. No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.

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

As of April 30, 2012, we had cash reserves and pledge agreements totaling $1.9 million to satisfy the Regulation 22.040 requirement in addition to a float amount of $600,000 allowed by the Nevada Gaming Control Board to cover short term fluctuations in the outstanding liability. The $1.9 million amount consisted of our reserve account of $700,000 held at Nevada State Bank, a pledged certificate of deposit totaling $200,000, and an Irrevocable Standby Letter of Credit of $1 million. The pledged certificate initially expired in October 2010, but the Victor and Terina Salerno agreed to extend their pledge without designating a specific expiration date.

We will likely have to increase our reserve in August 2012 in preperation for the football season. Should the merger and related findings of suitablity receive approval from the Nevada regulators in June, then it would be anticipated that any increase to our reserve would be the Purchaser’s responsibility as closing of the merger would likely have occurred by August 2012.  However, should the Purchaser not receive approval from the Nevada regulators or should closing not occur by August 2012, and if  we are unable to increase the reserve, then it would have an adverse impact on us including, but not limited to, requiring a significant reduction in the number of race/sports locations operated by Leroy’s, and/or an elimination or reduction of telephone wagering accounts, resulting in an adverse change in our operating results. We anticipate being able to increase our reserve balance as a portion of the financing proceeds from the Bridge Facility is allocated for this purpose. There is no assurance that we will be able to borrow additional funds under the Bridge Facility as any additional advances are in the sole discretion of the Purchaser.

Other

As of April 30, 2012, we had $1.8 million in cash and cash equivalents the majority of which is held to fund winning tickets and future bets as required by Nevada gaming regulations. Based upon our anticipated operations, and subject to the economy and the timely closing of the merger, we believe we will be able to satisfy our cash requirements for the remainder of fiscal 2013 from existing cash balances, anticipated cash flows and potential borrowings under the Bridge Facility. Some of the above statements are forward-looking in nature. No assurance can be given as to the ultimate outcome of any forward-looking statement because such outcome is dependent upon unknown evolving events.

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

Summary

	Three Months Ended April 30,
	2012	2011	$ Change	% Change
Revenues	$3,313,769	$2,861,841	$451,928	15.8%
Costs and Expenses	3,228,007	4,114,163	(886,156)	(21.5)%
Other Expense, net	227,530	395,581	(168,051)	(42.5)%
(Loss) Before Income Taxes	$(141,768)	$(1,647,903)	$(1,506,135)	91.4%

Revenues and Direct Costs

The following table summarizes changes in our revenues and direct costs of our operating segments:

	Three Months Ended April 30,
	2012	2011	$ Change	% Change
Revenues
Wagering	$2,203,608	$1,693,148	$510,460	30.1%
Hotel/Casino	467,781	469,460	(1,679)	(0.4)%
Systems	642,380	699,233	(56,853)	(8.1)%
	$3,313,769	$2,861,841	$451,928	15.8%
Direct costs
Wagering	$1,365,516	$1,386,163	$(20,647)	(1.5)%
Hotel/Casino	395,433	392,107	3,326	0.8%
Systems	202,871	198,899	3,972	2.0%
	$1,963,820	$1,977,169	$(13,349)	(.07)%

Please refer to the discussions below (“Wagering Segment,” “Hotel/Casino Segment,” “Systems Segment,” and “Other Income and Expense”) for additional information, discussion and analysis.

Wagering Segment

The Wagering Segment includes the operating results of the sports gaming wagers, net of payouts and expenses.

Wagering Segment revenues increased due to the following factors:

During the three months ended April 30, 2012, our sports handle increased by 2.9%, compared to the same period in the prior year, primarily due to the convenience provided by remote account wagering via the Leroy’s® App© and an increase in kiosk activity at the tavern locations although the average wager per ticket continues to trend downward. However we continue to see signifcant growth in smart phone wagering through the Leroy’s® App©, which more than offset declines in betting at our various locations. Consumers are migrating from feature phones to smart phones at an accelerated rate, and we are constantly updating our software for device compatibility and software advancements. An increase or decrease in handle is not necessarily indicative of an increase or decrease in revenues or profits due to the volatility of the win percentages. We experienced a higher win percentage of 7.46% compared to 5.53% in the prior year’s quarter. Our race commissions were down approximately $61,000 (-26.4%) from the prior year’s quarter due to the loss of two contracts with racing components.

Direct costs decreased slightly by approximately $21,000 due to reductions in race expenses directly related to the reduction in race commissions which were offset substantially by increases in rent, taxes and licenses, and ticket paper costs related to the increase in sports handle.

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

Revenues include primarily the net win from casino gaming activities, the rental of hotel rooms, and the sale of food and beverages.  Casino revenues decreased by $11,000 (-4.6%) as a result of handle and wagering activities due to a modification in the slot floor theoretical win percentage.  Hotel revenues increased $17,000 (17.5%) due to a 23.6% increase in occupancy offset slightly by a 5.4% reduction in the average room rate.  Food and beverage revenues declined by $8,000 (-6.1%) due to modification in food product and self service.

Direct costs increased slightly by $3,000 (.8%).

Systems Segment

Systems Segment revenues decreased due to fewer equipment sales ($19,000) and a reduction in maintenance fees ($38,000) due primarily to the loss of a multiple location contract.

Direct costs increased by $4,000 (2%) primarily related to payroll and related costs.

Research and Development

Research and development costs increased $10,000 due to activities associated with expanding the capability of our mobile wagering application.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased approximately $820,000 due to non-recurring costs associated with the negotiating and structuring of the Merger Agreement ($450,000) and higher payroll and related costs primarily for executives ($261,000) incurred in the prior year’s quarter and a reduction in legal fees of $85,000 in the current year's quarter.

Depreciation and Amortization

Depreciation and amortization decreased approximately $63,000 because management has deferred the routine replacement of operating equipment due to the potential Merger Agreement.

Other Income (Expense), net

The other income (expense), net decreased approximately $168,000 due to the non-recurring expense for the value of the warrant liability ($154,000) incurred in the first quarter of last year.

Critical accounting estimates and policies.

Although our financial statements necessarily make use of certain accounting estimates by our management, we believe that, except as discussed in our 2012 Form 10-K, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply, or that if changed are likely to affect future periods. See Note 1 to Consolidated Financial Statements in the Form 10-K for additional discussion of our significant accounting estimates and policies.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of April 30, 2012. Based on this evaluation, we determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2012, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings

     For a description of our Legal Proceedings, see Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.  Risk Factors

A description of our risk factors can be found in Item 1A.of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. There were no material changes to those risk factors during the three months ended April 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

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

**XBRL  information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WAGERING, INC.

Dated: June 14, 2012

/s/ Victor J. Salerno
Victor J. Salerno
President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ Robert Kocienski
Robert Kocienski
Chief Operating Officer, and
Principal Financial Officer